Form 10QSB
period 2000-03-31
PANAGRA INTERNATIONAL CORP/
filed 2000-06-16
CIK 1010566

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________________ to _______________________

                         Commission file number 0-30183
                                                -------

                           PANAGRA INTERNATIONAL CORP.
        (Exact name of small business issuer as specified in its charter)

            New York                             13-3874771
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)              Identification No.)


                  515 Madison Avenue, New York, New York 10022
                    (Address of principal executive offices)

                                 (212) 829-0905
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
        (Former Name, Former Address and Former Fiscal Year, if changed
                               Since Last Report)


         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO
   ---   ---

         As of June 1, 2000, the issuer had 3,600,000 shares of Common Stock, par value $.001 per share, issued and outstanding.

                           Panagra International Corp.
                   (Formerly United Network Technologies Inc.)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000



Cash and cash equivalents                                          $  1,098
Other Current Assets                                                    512
                                                                   --------

Total Current Assets                                                  1,610
                                                                   --------

Total Assets                                                       $  1,610
                                                                   ========

Current Liabilities
     Interest Payable                                              $  7,358
     Accounts Payable                                                36,321
     Stockholders Advance                                            12,000
                                                                   --------

Total Current Liabilities                                            55,679

Stockholders' Equity
      Common Stock, par value $.01
      authorized 40,000,000 shares 3,297,665 outstanding             32,977
    Additional paid-in capital                                      563,537
    Accumulated deficit                                            (650,583)
                                                                   --------

Net Stockholders' equity                                            (54,069)
                                                                   --------

Total Liabilities and Stockholders' Equity                         $  1,610
                                                                   ========

    The Accompanying Notes are an integral part of the Financial Statements