Form 10QSB/A
period 2000-03-31
PANAGRA INTERNATIONAL CORP/
filed 2000-08-11
CIK 1010566

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended March 31, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

                           Commission File No 0-30183

                          PANAGRA INTERNATIONAL CORP.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New York                                                   13-3874771
--------------------------                                    -----------------
(State or other jurisdiction                           (IRS Employer ID Number)
of incorporation or organization)

                     515 Madison Avenue, New York, NY 10022
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (212) 829-0905
                          (Issuer's Telephone Number)

                                      N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                      Yes  X                         No
                          ---                           ---

        As of June 1, 2000, the Issuer had 3,600,000 shares of Common Stock, par value $.001 per share, issued and outstanding.

                                     PART I

Item 1.  Financial Statements

                          PANAGRA INTERNATIONAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2000




                                   I N D E X


                                                                        Page No.


ACCOUNTANTS' REVIEW REPORT                                                 3


BALANCE SHEET
     March 31, 2000                                                        4


STATEMENT OF OPERATIONS
     For the Three Months Ended March 31, 2000                             5


STATEMENT OF STOCKHOLDERS' DEFICIENCY
     For the Three Months Ended March 31, 2000                             6


STATEMENT OF CASH FLOWS
     For the Three Months Ended March 31, 2000                             7


NOTES TO FINANCIAL STATEMENTS                                              8

     BRANCH OFFICE                                              TEL 212-840-2595
    20 LEBANON ROAD                                             FAX 212-840-7239
SCARSDALE, NY 10583-7122
     www.lwccpa.com
      914-723-3376


                        Livingston, Wachtell & Co., LLP
                          certified public accountants
                          1140 avenue of the americas
                            new york, ny 10036-5803

LEONARD L. EIGER, C.P.A.                  JAY J. LIVINGSTON, C.P.A. (1919-1972)
SAM BECKER, C.P.A.                        THEODORE WACHTELL, C.P.A. (1919-1966)
IRA E. COHEN, C.P.A.                      HERBERT H. REYBURN, C.P.A. (1934-1985)
JAMES R. GRIMALDI, C.P.A.                 IRVING ZUCKERMAN, C.P.A. (1965-1985)
LAWRENCE GOLDMAN, C.P.A.





Board of Directors and Stockholders
Panagra International Corp.
(A Development Stage Company)
New York, N.Y. 10022



                           ACCOUNTANTS' REVIEW REPORT
                           --------------------------


We have reviewed the accompanying balance sheet of Panagra International Corp. (A Development Stage Company) as of March 31, 2000 and the related statements of operations and stockholders' deficiency and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Panagra International Corp. (A Development Stage Company).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.






New York, New York
August 2, 2000

                          PANAGRA INTERNATIONAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                                 MARCH 31, 2000



                                     ASSETS
                                     ------

CURRENT ASSETS

      Cash and Cash Equivalents                                       $     126
      Other                                                                 512
                                                                      ---------

              Total Current Assets                                          638
                                                                      ---------


              TOTAL ASSETS                                            $     638
                                                                      =========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:

      Interest Payable                                                $   7,358
      Accounts Payable                                                   49,002
      Stockholders' Advances                                             12,000
                                                                      ---------

              Total Current Liabilities                                  68,360
                                                                      ---------


STOCKHOLDERS' DEFICIENCY

      Common Stock - $ .01 Par Value, 40,000,000 Shares
           Authorized, 3,297,665 Shares Outstanding                      32,977
      Additional Paid-in Capital                                        563,537
      Deficit Accumulated During the Development Stage                 (664,236)
                                                                      ---------

              TOTAL STOCKHOLDERS' DEFICIENCY                            (67,722)
                                                                      ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $     638
                                                                      =========










   The accompanying notes are an integral part of these financial statements.

                          PANAGRA INTERNATIONAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000





INCOME                                                              $      --

COST AND EXPENSES

     General and Administrative Expenses                                 13,638
     Interest - Net                                                         (11)
                                                                    -----------

NET LOSS                                                            $    13,627
                                                                    ===========



Net Loss Per Share of Common Stock                                  $    (.0041)
                                                                    ===========

Weighted Average Number of Common Shares                              3,297,665
                                                                    ===========




























   The accompanying notes are an integral part of these financial statements.

                          PANAGRA INTERNATIONAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                     STATEMENT OF STOCKHOLDERS' DEFICIENCY

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000



                                                                                Deficit
                                                                              Accumulated
                                        Common Stock            Additional    During the
                                       $.01 Par Value            Paid-In      Development
                                    Shares         Amount        Capital         Stage
                                    ------         ------       ----------    -----------
Common Stock Issued -
     January 1, 2000              3,297,665      $  32,977      $ 563,537      $ 650,609

Net Loss - December 31, 1999                                                      13,627
                                  ---------      ---------      ---------      ---------

Balance - March 31, 2000          3,297,665      $  32,977      $ 563,537      $ 664,236
                                  =========      =========      =========      =========

































   The accompanying notes are an integral part of these financial statements.

                          PANAGRA INTERNATIONAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000






CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                         $(13,627)
     Adjustments to Reconcile Net Loss to Net Cash
         Used in Operating Activities:
              Changes in Operating Liabilities:
                  Accounts Payable and Other Current Liabilities           382
                                                                      --------

                      NET CASH USED IN OPERATING ACTIVITIES            (13,245)



CASH FLOWS FROM FINANCING ACTIVITIES
     Shareholders' Advances                                             12,000
                                                                      --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                               (1,245)
                                                                        (1,122)

CASH AND CASH EQUIVALENTS - Beginning of Period                          1,371
                                                                      --------

CASH AND CASH EQUIVALENTS - End of Period                             $    126
                                                                      ========


















   The accompanying notes are an integral part of these financial statements.

                          PANAGRA INTERNATIONAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                                 MARCH 31, 2000




1.   THE COMPANY AND MANAGEMENT DISCUSSION AND PLAN OF OPERATION


     On February 29, 1996, Panagra International Corp. (the "Company") formerly United Network Technologies, Inc. was incorporated under the laws of the State of New York. The Company may engage in any business, which is permitted by New York State. The Company is seeking additional entities to acquire in order to complete its business plan.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and for the three months ended March 31, 2000, has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

     The Company intends to seek to carry out its plan of business of seeking to complete a merger or business acquisition transaction. In order to do so, it will require additional capital to pay ongoing expenses.


     RESULTS OF OPERATIONS

     During the three month period from January 1, 2000 through March 31, 2000, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and preparation for registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expense consists primarily of professional and consulting fees and rent expenses.


     NEED FOR ADDITIONAL FINANCING

     The Company's existing capital will not be sufficient to meet the Company's cash needs, including the costs of completing its registration and complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS:

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest and taxes for the three months ended March 31, 2000 was $-0-and $500, respectively.

                          PANAGRA INTERNATIONAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                                 MARCH 31, 2000

                         NOTES TO FINANCIAL STATEMENTS




2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     START-UP COSTS

     The Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". SOP provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred.

     The start-up costs consist principally of professional and consulting fees.


     NET LOSS PER COMMON SHARE

     The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding at March 31, 2000.


     USE OF ESTIMATES

     The preparation of the accompanying financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.


     SIGNIFICANT ESTIMATES

     Several areas require significant management estimates relating to uncertainties for which its is reasonably possible that there will be a material change in the near term. The significant area requiring the use of management estimates related to valuation of accounts payable.



3.   COMMON STOCK

     The Company initially authorized 2,000,000 shares of par value $.01 common stock. The number of authorized shares increased to 40,000,000 on October 2, 1998, when the shareholders unanimously voted for the Plan of merger with Panagra International Corporation, a New York Corporation and Companhia Expotadora DeCastanha, a Brazilian corporation. The shareholders also unanimously voted to change the name of the company from United Network Technologies to Panagra International Corp.. The Company also unanimously voted to elect a 5 for 1 split of the Company's common stock prior to the merger.

                          PANAGRA INTERNATIONAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                                 MARCH 31, 2000

                         NOTES TO FINANCIAL STATEMENTS




3.   COMMON STOCK (Continued)

     A recission of 17,452,335 shares of Panagra International Corp.'s common stock took place on August 25, 1999 due to the dissolution of Companhia Exportadora De Castanha and its surrender of ownership interest in Panagra International Corp.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         See Note 1 to the Company's Financial Statements

                                    PART II

Item 6.  Exhibits and Reports on Form 8-K

(a) The Exhibits required to be filed herewith by item 601 of Regulation S-B as described in the following index of exhibits are incorporated herein by reference as follows:

Exhibit No.    Description

     3.1       Articles of Incorporation of Panagra International Corp. (1)
     3.2       By-Laws of Panagra International Corp. (1)
    27         Financial Data Schedule *

        (1) Incorporated by reference from the Form 10-SB filed by the Company on march 31, 2000
        *       Filed herewith

(b)     Reports on Form 8-K

        There were no reports on Form 8-K filed by the Company during the three months ended March 31, 2000.

                                          SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 11, 2000                   PANAGRA INTERNATIONAL CORP.


                                        Elie Saltoun
                                        ----------------------------------------
                                        Chief Executive Officer