Form 10QSB
period 2000-06-30
PANAGRA INTERNATIONAL CORP/
filed 2000-08-11
CIK 1010566

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-QSB

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended June 30, 2000

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                           Commission File No 0-30183

                          PANAGRA INTERNATIONAL CORP.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New York                                                   13-3874771
--------------------------                                    -----------------
(State or other jurisdiction                           (IRS Employer ID Number)
of incorporation or organization)

                     515 Madison Avenue, New York, NY 10022
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 829-0905
                                 --------------
                          (Issuer's Telephone Number)

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

        As of July 31, 2000, the Issuer had 3,600,000 shares of Common Stock, par value $.001 per share, issued and outstanding.

                                     PART I


Item 1.  Financial Statements


                          PANAGRA INTERNATIONAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                 JUNE 30, 2000


                                   I N D E X


                                                                      Page No.
                                                                      --------

ACCOUNTANTS' REVIEW REPORT                                                3


BALANCE SHEET
     June 30, 2000                                                        4


STATEMENT OF OPERATIONS
     For the Six Months and Three Months Ended June 30, 2000              5


STATEMENT OF STOCKHOLDERS' DEFICIENCY
     For the Six Months Ended June 30, 2000                               6


STATEMENT OF CASH FLOWS
     For the Six Months Ended June 30, 2000                               7


NOTES TO FINANCIAL STATEMENTS                                             8

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


Board of Directors and Stockholders
Panagra International Corp.
(A Development Stage Company)
New York, N.Y. 10022



                           ACCOUNTANTS' REVIEW REPORT


We have reviewed the accompanying balance sheet of Panagra International Corp. (A Development Stage Company) as of June 30, 2000 and the related statements of operations for the six months and three months then ended and stockholders' deficiency and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Panagra International Corp. (A Development Stage Company)

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.






New York, New York
August 1, 2000

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

(a) The Exhibits required to be filed herewith by item 601 of Regulation S-B as described in the following index of exhibits are incorporated herein by reference as follows:

Exhibit No.    Description

     3.1       Articles of Incorporation of Panagra International Corp. (1)
     3.2       By-Laws of Panagra International Corp. (1)
    27         Financial Data Schedule *

        (1) Incorporated by reference from the Form 10-SB filed by the Company on March 31, 2000
        *       Filed herewith

(b)     Reports on Form 8-K

        There were no reports on Form 8-K filed by the Company during the three months ended June 30, 2000.



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