Form 10QSB/A
period 2000-06-30
PANAGRA INTERNATIONAL CORP/
filed 2000-08-22
CIK 1010566

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






New York, New York
August 1, 2000

                           PANAGRA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                  JUNE 30, 2000



                                     ASSETS

CURRENT ASSETS

      Cash and Cash Equivalents                                    $     249
      Other                                                              512
                                                                   ---------

              Total Current Assets                                       761
                                                                   ---------


              TOTAL ASSETS                                         $     761
                                                                   =========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

      Interest Payable                                             $   7,358
      Accounts Payable                                                54,361
                                                                   ---------

              Total Current Liabilities                               61,719
                                                                   ---------

STOCKHOLDERS' DEFICIENCY

      Common Stock - $ .01 Par Value
          40,000,000 Shares Authorized
          3,600,000 Shares Outstanding                                36,000
      Additional Paid-in Capital                                     583,714
      Deficit Accumulated During the Development Stage              (680,672)
                                                                   ---------

              TOTAL STOCKHOLDERS' DEFICIENCY                         (60,958)
                                                                   ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $     761
                                                                   =========


  The accompanying notes are an integral part of these financial statements.

                           PANAGRA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

             FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2000



                                                  6 Months          3 Months
                                                  --------          --------

INCOME                                                 -                   -

COST AND EXPENSES

     General and Administrative Expenses        $    30,080       $   16,442
     Interest - Net                                     (17)              (6)
                                                -----------       ----------

NET LOSS                                        $    30,063       $   16,436
                                                ===========       ==========



Net Loss Per Share of Common Stock              $    (.0088)      $   (.0047)
                                                ===========       ==========

Weighted Average Number of Common Shares          3,406,238        3,513,619
                                                ===========       ==========


  The accompanying notes are an integral part of these financial statements.

                           PANAGRA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                                                                    Deficit
                                                       Common Stock                               Accumulated
                                                      $.01 Par Value             Additional        During the
                                                      --------------              Paid-In         Development
                                                   Shares         Amount          Capital            Stage
                                                   ------         ------         ----------       -----------
Common Stock Issued - Balance
     January 1, 2000                             3,297,665      $ 32,977        $ 563,537         $ 650,609

Shares Issued in Compensation
    For Services and Advances -
    April 26, 2000                                 302,335         3,023           20,177               --

Net Loss                                                                                             30,063
                                                 ---------      --------        ---------         ---------

Balance - June 30, 2000                          3,600,000      $ 36,000        $ 583,714         $ 680,672
                                                 =========      ========        =========         =========


  The accompanying notes are an integral part of these financial statements.

                           PANAGRA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000






CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                       $ (30,063)
     Adjustments to Reconcile Net Loss to Net Cash
         Used in Operating Activities:
              Changes in Operating Liabilities:
                  Accounts Payable and Other Current Liabilities        5,741
                                                                    ---------

                      NET CASH USED IN OPERATING ACTIVITIES           (24,322)


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Sale of Common Stock                                23,200
                                                                    ---------


NET DECREASE IN CASH AND CASH EQUIVALENTS                              (1,122)

CASH AND CASH EQUIVALENTS - Beginning of Period                         1,371
                                                                    ---------

CASH AND CASH EQUIVALENTS - End of Period                           $     249
                                                                    =========


  The accompanying notes are an integral part of these financial statements.

                           PANAGRA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  JUNE 30, 2000




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


     LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and for the six months ended
         June 30, 2000, has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

     The Company intends to seek to carry out its plan of business of seeking to complete a merger or business acquisition transaction. In order to do so, it will require additional capital to pay ongoing expenses.


     RESULTS OF OPERATIONS

     During the six month period from January 1, 2000 through June 30, 2000, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and preparation for registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expense consists primarily of professional and consulting fees and rent expenses.


     NEED FOR ADDITIONAL FINANCING

     The Company's existing capital will not be sufficient to meet the Company's cash needs, including the costs of completing its registration and complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS:

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest and taxes for the six months ended June 30, 2000 was $-0- and $500, respectively.

                           PANAGRA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  JUNE 30, 2000

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


     NET LOSS PER COMMON SHARE

     The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding at June 30, 2000.


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

                                  JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS




3.   COMMON STOCK (Continued)

     A recission of 17,452,335 shares of Panagra International Corp.'s common stock took place on August 25, 1999 due to the dissolution of Companhia Exportadora De Castanha and its surrender of ownership interest in Panagra International Corp.

     On April 26, 2000, 265878 shares of common stock was issued to Elie
         Saltoun, President, and/or affiliates, at a price of $.18 per share in compensation for advances and services rendered and 36,457 shares were issued in compensation for services rendered by an outside consultant.

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