Form 10QSB
period 2000-09-30
PANAGRA INTERNATIONAL CORP/
filed 2000-11-20
CIK 1010566

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                           Commission File No 0-30183

                           PANAGRA INTERNATIONAL CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

       New York                                           13-3874771
--------------------------                          ----------------------
(State or other jurisdiction                       (IRS Employer ID Number)
of incorporation or organization)

                     515 Madison Avenue, New York, NY 10022
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (212) 829-0905
                                  -------------
                           (Issuer's Telephone Number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           Yes  X             No
                              ------             -----

         As of September 31, 2000, the Issuer had 3,600,000 shares of Common Stock, par value $.001 per share, issued and outstanding.

                          Panagra International Corp.
                          (A Develoment Stage Company)

                              Financial Statements

                               September 30, 2000

                          Panagra International Corp.
                          (A Develoment Stage Company)

                               September 30, 2000


                                     INDEX

                                                                        Page No.
                                                                        --------
ACCOUNTANTS' REVIEW REPORT                                                  2

BALANCE SHEET
   September 30, 2000                                                       3

STATEMENT OF OPERATIONS
   For the Nine Months and Three Months Ended
      September 30, 2000                                                    4

STATEMENT OF STOCKHOLDERS' DEFICIENCY
   For the Nine Months Ended September 30, 2000                             5

STATEMENT OF CASH FLOWS
   For the Nine Months and Three Months Ended
      September 30, 2000                                                    6

NOTES TO FINANCIAL STATEMENTS                                               7

                                     PART I

Item 1. Financial Statements

        BRANCH OFFICE                                   TEL 212-840-2595
       20 LEBANON ROAD                                  FAX 212-840-7239
  SCARSDALE, NY 10583-7122                                www.lwccpa.com
         914-723-3376


                         Livingston, Wachtell & Co., LLP
                          Certified Public Accountants
                           1140 Avenue of the Americas

LEONARD L. EIGER, C.P.A.                    JAY J. LIVINGSTON, C.P.A.(1919-1972)
SAM BECKER, C.P.A.                         THEODORE WACHTELL, C.P.A. (1919-1966)
IRA E. COHEN, C.P.A.                      HERBERT H. REYBURN, C.P.A. (1934-1985)
JAMES R. GRIMALDI, C.P.A.                   IRVING ZUCKERMAN, C.P.A. (1965-1985)
LAWRENCE GOLDMAN, C.P.A.




         Board of Directors and Stockholders
         Panagra International Corp.
         (A Development Stage Company)
         New York, N.Y.


                           ACCOUNTANTS' REVIEW REPORT

         We have reviewed the accompanying balance sheet of Panagra International Corp. (a Development Stage Company) at September 30, 2000 and the related statement of operations, stockholder's deficiency and cash flows for the nine months and three months then ended, in accordance with Statements on Standards for Accounting and Review
         Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Panagra International Corp. ( A Development Stage Company).

         A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our reviews, we are not aware of any material modifications that should be made to the accompanying statements in order for them to be in conformity with generally accepted accounting principles.


                                        /s/ Livingston, Wachtell & Co., LLP

         New York, New York
         November 10, 2000

                           PANAGRA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2000

                                     ASSETS

CURRENT ASSETS

      Other Current Assets                                         $      512
                                                                   ----------

              Total Current Assets                                        512
                                                                   ----------


              TOTAL ASSETS                                         $      512
                                                                   ==========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

      Cash Overdraft                                               $    9,088
      Accounts Payable                                                 24,841
      Due to Stockholder                                               24,677
                                                                   ----------

              Total Current Liabilities                                58,606
                                                                   ----------

STOCKHOLDERS' DEFICIENCY

      Common Stock - $ .01 Par Value
           40,000,000 Shares Authorized
           3,600,000 Shares Outstanding                                36,000
      Additional Paid-in Capital                                      563,537
      Deficit Accumulated During the Development Stage               (657,631)
                                                                   ----------

              TOTAL STOCKHOLDERS' DEFICIENCY                          (58,094)
                                                                   ----------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                 DEFICIENCY                                      $        512

                 The accompanying notes are an integral part of
                          these financial statements.

                           PANAGRA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

          FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2000



                                                                                NINE MONTHS            THREE MONTHS
                                                                                   ENDED                   ENDED
                                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                                   2000                    2000
                                                                                   ----                    ----

INCOME                                                                       $      -                  $      -

COST AND EXPENSES
     General and Administrative Expenses                                             36,922                     6,842
                                                                             --------------            --------------

 OPERATING LOSS                                                              $      (36,922)           $       (6,842)
                                                                             ==============            ==============


OTHER INCOME:
     Interest                                                                            22                         5
     Other Income                                                                    29,878                    29,878
                                                                             --------------            --------------

                                                                                     29,900                    29,983
                                                                             --------------            --------------

NET INCOME (LOSS)                                                            $       (7,022)           $       23,041
                                                                             ==============            ==============

Net Income (Loss) Per Share of Common Stock                                  $       (.0020)           $        .0064
                                                                             ==============            ==============

Weighted Average Number of Common Shares                                          3,472,643                 3,600,000
                                                                             ==============            ==============




                 The accompanying notes are an integral part of
                          these financial statements.

                           PANAGRA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                                   Deficit
                                                       Common Stock                              Accumulated
                                                      $.05 Par Value             Additional       During the
                                                   ---------------------          Paid-In         Development
                                                   Shares         Amount          Capital            Stage
                                                   ------         ------         ----------       -----------
Common Stock Issued - Balance
     January 1, 2000                             3,297,665     $     32,977   $     563,537        $(650,609)

Shares Issued in Compensation
     For Services and Advances -
     April 26, 2000                               302,335            3,023            -                 -


Net Loss for the Period                               -               -               -               (30,063)
                                                 ---------     -----------    -------------          --------

BALANCE - JUNE 30, 2000                          3,600,000          36,000          563,537          (680,672)

Net Income for the Period                             -               -               -                23,041
                                                 ---------     -----------    -------------          --------

BALANCE - SEPTEMBER 30, 2000                     3,600,000      $   36,000     $    563,537         $(657,631)
                                                 =========      ==========     ============          ========

























                 The accompanying notes are an integral part of
                          these financial statements.

                           PANAGRA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                      FOR THE NINE MONTHS AND THREE MONTHS
                            ENDED SEPTEMBER 30, 2000

                                                                                  NINE MONTHS          THREE MONTHS
                                                                                     ENDED                 ENDED
                                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                                                     2000                   2000
                                                                                     ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                                           $    (7,022)           $     23,041
     Adjustments to Reconcile Net Income (Loss) to Net Cash
         Used in Operating Activities:
              Changes in Operating Liabilities:
                  Accounts Payable                                                   (31,137)                (36,878)
                                                                                 -----------            ------------

                      NET CASH USED IN OPERATING
                          ACTIVITIES                                                 (38,159)                (13,837)

CASH FLOWS FROM FINANCING ACTIVITIES
     Due to Stockholder                                                               24,677                   4,500
     Proceeds from Sale of Common Stock                                                3,023                    -
     Increase in Cash Overdraft                                                        9,088                   9,088
                                                                                 -----------            ------------

                      NET CASH PROVIDED BY
                           FINANCING ACTIVITIES                                       36,788                  13,588
                                                                                 -----------            ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (1,371)                   (249)

CASH - Beginning of Period                                                             1,371                     249
                                                                                 -----------            ------------

CASH - End of Period                                                             $    -                 $     -
                                                                                 ===========            =======







                 The accompanying notes are an integral part of
                          these financial statements.

                           PANAGRA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

1.       THE COMPANY AND MANAGEMENT DISCUSSION AND PLAN OF OPERATION

         On February 29, 1996, Panagra International Corp. (the "Company") formerly United Network Technologies, Inc. was incorporated under the laws of the State of New York. The Company is seeking additional entities to acquire in order to complete its business plan.


         LIQUIDITY AND CAPITAL RESOURCES

         The Company remains in the development stage and for the nine months ended September 30, 2000, has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

         The Company intends to seek to carry out its plan of business of seeking to complete a merger or business acquisition transaction. In order to do so, it will require additional capital to pay ongoing expenses.

         RESULTS OF OPERATIONS

         During the nine month period from January 1, 2000 through September 30, 2000, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expense consists primarily of professional and consulting fees and rent expenses.

         Included in other income is $29,878 of prior year's over accrued liabilities, that were reversed during the three months ended September 30, 2000.

         NEED FOR ADDITIONAL FINANCING

         The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

                           PANAGRA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         STATEMENT OF CASH FLOWS

         The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

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

         NET INCOME (LOSS) PER COMMON SHARE

         The net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at September 30, 2000.

         USE OF ESTIMATES

         The preparation of the accompanying financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

         SIGNIFICANT ESTIMATES

         Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The significant area requiring the use of management estimates related to valuation of accounts payable.

                           PANAGRA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

         A recission of 17,452,335 shares of Panagra International Corp.'s common stock took place on August 25, 1999, resulting in cancellation of 17,452,335 shares issued of Panagra International Corp. and bringing total outstanding shares to 3,297,665.

         On April 26, 2000, 265,878 shares of common stock was issued to Elie Saltoun, President, and/or affiliates, at par in compensation for advances and services rendered and 36,457 shares were issued in compensation for services rendered by an outside consultant.

         Additional paid-in capital in the amount $20,177 was reclassified as due to stockholders to reflect the difference between advances paid by Eli Saltoun to the Company and stock issuance at par for advance compensations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The Company is considered a development stage company with limited assets or capital, and with limited operations or income since inception in February, 1996. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the company have been paid for by the controlling shareholders of the Company who are also its officers and directors. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of the officers and directors to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

         Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation

         During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1, above. Because the Company has limited funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be to private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

         The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Year 2000 Compliance

         The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may have recognized the date using 00 as the year 1900 rather than the year 2000. This may have resulted in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

         The Company has confirmed that its systems are year 2000 Compliant. It has experience no Y2K problems to date.

         The Company believes that it has disclose all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates, will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                                     PART II

Item 6.  Exhibits and reports on Form 8-K

         (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
----------        ------------
3.1               Articles of Incorporation of Panagra International Corp. (1)
3.2               By-Laws of Panagra International Corp. (1)
27                Financial Data Schedule *
-----------

(1) Incorporated by referenced from the Form 10-SB filed by the Company on March 31, 2000.
*   Filed herewith


         (b) Reports on Form 8-K

         The Company filed a Form 8-K on August 11, 2000 announcing the Company's retention of new independent accountants.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 15, 2000                      PANAGRA INTERNATIONAL CORP.


                                             Elie Saltoun
                                             -------------------------
                                             Chief Executive Officer