Form 10QSB
period 2001-03-31
PANAGRA INTERNATIONAL CORP/
filed 2001-05-10
CIK 1010566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                 --------------

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the period from __________________ to _______________________

                         Commission file number 0-30183
                                -----------------

                        PANAGRA INTERNATIONAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                         New York                      13-3874771

            State or Other Jurisdiction of         (I.R.S. Employer
             Incorporation or Organization)          Identification No.)


                  515 Madison Avenue, New York, New York 10022
                    (Address of Principal Executive Offices)

                                 (212) 829-0905
                (Issuer's Telephone Number, Including Area Code)

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

         As of May 1, 2001, the issuer had 11,485,685 shares of Common Stock, par value $0.01 per share, issued and outstanding.

                        PANAGRA INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 MARCH 31, 2001





                                    I N D E X


                                                                    Page No.


INDEPENDENT ACCOUNTANTS' REVIEW REPORT                                  3


BALANCE SHEETS
     March 31, 2001 and 2000                                            4


STATEMENTS OF OPERATIONS
     For the Three Months Ended March 31, 2001 and 2000
         and February 29, 1996 (Date of Inception) to March 31, 2001    5


STATEMENTS OF STOCKHOLDERS' DEFICIENCY
     January 1, 2000 to March 31, 2001                                  6


STATEMENTS OF CASH FLOWS
     For the Three Months Ended March 31, 2001 and 2000
         And February 29, 1996 (Date of Inception) to March 31, 2001    7


NOTES TO FINANCIAL STATEMENTS                                           8

                  [LETTERHEAD OF LIVINGSTON, WACHTELL & CO., LLP]



Board of Directors and Stockholders
Panagra International Corporation
(A Development Stage Company)
New York, N.Y.


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


We have reviewed the accompanying balance sheet of Panagra International Corporation (A Development Stage Company) as of March 31, 2001 and 2000 and the related statements of operations and cash flows for the three months then ended, and from February 29, 1996 (date of inception) to March 31, 2001 and the statement of stockholders' deficiency from January 1, 2000 to March 31, 2001. All information included in these financial statements is the representation and responsibility of the management of Panagra International Corporation (A Development Stage Company).

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Livingston, Wachtell & Co., LLP



New York, New York
April 20, 2001

                        PANAGRA INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                             MARCH 31, 2001 AND 2000



                                                         ASSETS
                                                                                  2 0 0 1                 2 0 0 0
                                                                                  -------                 -------
CURRENT ASSETS

      Cash and Cash Equivalents                                                $      1,376               $       126
      Other                                                                             512                       512
                                                                               ------------               -----------

              Total Current Assets                                                    1,888                       638
                                                                               ------------               -----------


              TOTAL ASSETS                                                     $      1,888             $         638
                                                                             --==============             ===========



                                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

      Interest Payable                                                         $       -                  $     7,358
      Accounts Payable                                                                 25,277                  49,002
      Due to Stockholder                                                               77,137                  12,000
                                                                               --------------             -----------

              Total Current Liabilities                                               102,414                  68,360
                                                                               --------------             -----------

              TOTAL LIABILITIES                                                       102,414                  68,360
                                                                               --------------             -----------

STOCKHOLDERS' DEFICIENCY

      Common Stock - $ .01 Par Value,
           40,000,000 Shares Authorized
           3,600,000 Shares Outstanding                                                36,000                  32,977
      Additional Paid-in Capital                                                      563,537                 563,537
      Deficit Accumulated During the Development Stage                               (700,063)               (664,236)
                                                                               --------------             -----------

              TOTAL STOCKHOLDERS' DEFICIENCY                                         (100,526)                (67,722)
                                                                               --------------             -----------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                 DEFICIENCY                                                    $        1,888             $       638
                                                                               ==============             ===========


             The accompanying notes and independent accountants' review report are an integral part of these financial statements.

                        PANAGRA INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           AND FEBRUARY 29, 1996 (DATE OF INCEPTION) TO MARCH 31, 2001



                                                                                             FEBRUARY 29, 1996
                                   THREE THREE
                                                        MONTHS               MONTHS         (DATE OF INCEPTION)
                                                         ENDED                ENDED                  TO
                                                       MARCH 31,            MARCH 31,            MARCH 31,
                                                         2001                 2000                  2001
                                                         ----                 ----                  ----

INCOME                                               $       -            $       -            $       -

COST AND EXPENSES
     General and Administrative Expenses                     8,846               13,638              747,834
     Depreciation and Amortization                           -                    -                   11,555
                                                     -------------        -------------        -------------

                                                             8,846               13,638              759,389
                                                     -------------        -------------        -------------

OPERATING LOSS                                              (8,846)             (13,638)            (759,389)
                                                     -------------        -------------        -------------


OTHER INCOME:
     Interest Income                                            10                   11               60,738
     Other Income                                            -                    -                    2,000
                                                     -------------        -------------        -------------

                                                                10                   11               62,738
                                                     -------------        -------------        -------------

LOSS BEFORE PROVISION FOR
     CORPORATE TAXES                                        (8,836)             (13,627)            (696,651)

     Provision for Corporate Taxes                           -                    -                    3,412
                                                     -------------        ------------         -------------

NET LOSS                                             $      (8,836)       $     (13,627)       $    (700,063)
                                                      =============       =============        =============


Net Loss Per Share of Common Stock                   $     (.0025)        $     (.0041)        $     (.3588)
                                                     =============        =============        =============

Weighted Average Number of Common                       3,600,000            3,297,665            1,951,074
Share                                                =============        =============        =============


        The accompanying notes and independent accountants' review report are an integral part of these financial statements.

                        PANAGRA INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                      AND JANUARY 1, 2000 TO MARCH 31, 2001




                                                                                                    Deficit
                                                         Common Stock                             Accumulated
                                                       $.01 Par Value            Additional        During the
                                                        ------------              Paid-In         Development
                                                   Shares         Amount          Capital           Stage
Common Stock Issued -
     January 1, 2000                              3,297,665     $    32,977    $   563,537      $  (650,609)

Net Loss for the Period               -               -              -             (13,627)
                                                  ---------     -----------    -----------      -----------

Balance - March 31, 2000                          3,297,665          32,977        563,537         (664,236)

Shares Issued in Compensation for
     Services and Advances -
     April 26, 2000                                 302,335           3,023         20,177             -

Net Loss for the Period                                -               -              -             (16,436)
                                                -----------     -----------    -----------      -----------

Balance - June 30, 2000                           3,600,000          36,000        583,714         (680,672)

Reclassification of Additional Paid-In
     Capital as Due to Stockholder                     -               -           (20,177)            -

Net Income for the Period                              -               -              -              23,041
                                                -----------     -----------    -----------      -----------

Balance - September 30, 2000                      3,600,000          36,000        563,537         (657,631)

Net Loss for the Period                                -               -              -             (33,596)
                                                -----------     -----------    -----------      -----------

Balance - December 31, 2000                       3,600,000          36,000        563,537         (691,227)

Net Loss for the Period                                -               -              -              (8,836)
                                                -----------     -----------    -----------      -----------

Balance - March 31, 2001                          3,600,000     $    36,000    $   563,337      $  (700,063)
                                                ===========     ===========    ===========      ===========-


        The accompanying notes and independent accountants' review report are an integral part of these financial statements.

                        PANAGRA INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           AND FEBRUARY 29, 1996 (DATE OF INCEPTION) TO MARCH 31, 2001




                                                                                                           FEBRUARY 29,
                                                                                                               1996
                                                                            THREE            THREE           (DATE OF
                                                                           MONTHS           MONTHS          INCEPTION)
                                                                            ENDED            ENDED              TO
                                                                          MARCH 31,        MARCH 31,        MARCH 31,
                                                                            2001             2000              2001
                                                                            ----             ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                            $    (8,836)     $   (13,627)   $    (700,063)
     Adjustments to Reconcile Net Loss to
         Net Cash Used in Operating Activities:
              Depreciation and Amortization                                   -                -                11,555
              Changes in Operating Liabilities:
                  Other Assets                                                -                -                  (688)
                  Accounts Payable                                            (8,080)                           24,786
                  Taxes Payable                                               -                   382              492
                                                                         -----------      -----------    -------------

     NET CASH USED IN OPERATING ACTIVITIES                                   (16,916)         (13,245)        (663,918)
                                                                         -----------      ------------   -------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Equipment - Net                                                          -                -               (11,380)
                                                                         -----------      -----------      -----------

     NET CASH USED IN INVESTING ACTIVITIES                                    -                -               (11,380)
                                                                         -----------      -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES
     Due to Stockholder                                                       18,000           12,000           77,137
     Proceeds from Sale of Common Stock                                       -                -               599,537
                                                                         -----------      -----------      -----------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                18,000           12,000          676,674
                                                                         -----------      -----------      -----------


NET INCREASE (DECREASE) IN CASH                                                1,084           (1,245)           1,376

CASH - Beginning of Period                                                       292            1,371           -
                                                                         -----------      -----------      ------

CASH - End of Period                                                     $     1,376      $       126      $     1,376
                                                                         ===========      ===========    --===========

        The accompanying notes and independent accountants' review report are an integral part of these financial statements.

                        PANAGRA INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001



         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


1.       THE COMPANY, MANAGEMENT DISCUSSION AND PLAN OF OPERATION


         On February 29, 1996, Panagra International Corporation (the "Company"), formerly United Network Technologies, Inc., was incorporated under the laws of the State of New York. The Company is seeking entities to acquire or merge with, in order to complete its business plan.


     LIQUIDITY AND CAPITAL RESOURCES

         The Company remains in the development stage and for the three months ended March 31, 2001, has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

         The Company intends to seek to carry out its plan of business of seeking to complete a merger or business acquisition transaction. In order to do so, it will require additional capital to pay ongoing expenses.

         See Note 4 "Subsequent Events" for information regarding a private placement effected by the Company in April 2001.


     RESULTS OF OPERATIONS

         During the three months ended March 31, 2001, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses. During this period, the Company received no operating revenues. General and administrative expense consists primarily of professional and consulting fees and rent expenses.

                        PANAGRA INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001



2.   THE COMPANY, MANAGEMENT DISCUSSION AND PLAN OF OPERATION (Continued)

     NEED FOR ADDITIONAL FINANCING

         The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

         See Note 4 "Subsequent Events" for information regarding a private placement effected by the Company in April 2001.


     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the three months ended March 31, 2001 and 2000.


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


     NET LOSS PER COMMON SHARE

         The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding at March 31, 2001 and March 31, 2000.


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

                        PANAGRA INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001



3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     SIGNIFICANT ESTIMATES

         Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The significant area requiring the use of management estimates related to valuation of accounts payable.


     INCOME TAXES

         The Company is currently in a development stage and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, as it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $700,000 expiring in the years 2011 through 2020. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $280,000 and has been offset by a full allowance for business combination under IRC Section 381. For the period ended March 31, 2001, based on an effective tax rate of 40%, the valuation allowance increased by $3,534.


4.       COMMON STOCK

         The Company, initially called United Network Technologies, initially authorized 2,000,000 shares of par value $.01 common stock. The number of authorized shares increased to 40,000,000 on October 2, 1998, when the shareholders unanimously voted for the Plan of merger with Panagra International Corporation, a New York Corporation and Companhia Expotadora DeCastanha, a Brazilian Corporation. The shareholders also unanimously voted to change the name of the company from United Network Technologies to Panagra International Corporation. The Company also unanimously voted to elect a 5 for 1 split of the Company's common stock prior to the merger.

         A rescission of 17,452,335 shares of Panagra International Corporation's common stock took place on August 25, 1999, resulting in cancellation of 17,452,335 shares issued of Panagra International Corporation and bringing total outstanding shares to 3,297,665.

         On April 26, 2000, 265,878 shares of common stock were issued to Mr. Elie Saltoun, President, and/or affiliates, at par in compensation for advances and services rendered and 36,457 shares were issued in compensation for services rendered by an outside consultant.

         Additional paid-in capital in the amount $20,177 was reclassified as due to stockholder to reflect the Company expenses paid by Mr. Saltoun on behalf of the Company.

                        PANAGRA INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001



5.       SUBSEQUENT EVENTS

         In April 2001, the following five material events occurred with respect to the Company: (i) Ronald C. H. Lui acquired control of the Company from Elie Saltoun and Mr. Saltoun's affiliates, (ii) the Company entered into an employment agreement with Mr. Lui and adopted a Stock Plan, (iii) the Company issued 385,685 shares of Common Stock in repayment of a stockholder loan, (iv) the Company raised $1,500,000 in a private placement of 7,500,000 shares of its Common Stock and (v) the Company and its newly-formed subsidiary entered into a stock purchase agreement relating to the acquisition of a Hong Kong corporation that controls a Chinese environmental protection vehicle company. These material events are described in turn below.

         On April 2, 2001, Ronald C. H. Lui, a British National who is a resident of Greenwich, Connecticut, acquired 2,195,878 shares of the common stock of the Company from Elie Saltoun and the following affiliates of Mr.
Saltoun: Pacific Growth Investments Ltd., First Pacific Capital Ltd. and First Pacific Co. As of such date, the acquired shares constituted 60.99% of the issued and outstanding common stock of the Company and therefore represented a controlling interest in the Company. The aggregate purchase price paid to Mr. Saltoun and his affiliates for the acquired shares was $180,000. This purchase price was paid in cash at the closing of the transaction. In connection with Mr. Lui's acquisition of a controlling interest in the Company, the number of members constituting the entire board of directors of the Company was increased to three, Dalia Kaplan resigned from the Board of Directors and from all offices that she holds with the Company, and Mr. Saltoun resigned as President of the Company and from all other offices that he held, but he remains as a director of the Company.

         Mr. Lui was appointed to the Board of Directors of the Company to fill one of the vacancies resulting from the increase in the size of the board and Ms. Kaplan's resignation. Mr. Lui was also appointed President and Chief Executive Officer of the Company.

         The terms of Mr. Lui's employment as President and Chief Executive Officer of the Company include (i) an annual base salary of $240,000, (ii) a possible bonus of up to 50% of annual base salary, (iii) a five-year incentive stock option (the "ISO") to purchase 1,000,000 shares of the Company's Common Stock at a purchase price of $.25 per share, and (iv) a five-year non-qualified stock option (the "NQSO") to purchase 1,000,000 shares of the Company's Common Stock at a purchase price of $.25 per share. The ISO and the NQSO were granted to Mr. Lui under the Company's 2001 Stock Plan, which was approved by the Board of Directors of the Company on April 5, 2001. The ISO and the NQSO are each subject to the following vesting schedule: 25% of the shares underlying the ISO and the NQSO shall vest on the first day of the sixth month following the date of grant (April 5, 2001 is the date of grant), an additional 25% of the shares underlying the ISO and the NQSO shall vest on the first anniversary of the date of grant and 2.08% of the shares underlying the ISO and the NQSO shall vest on the first day of each month following the first anniversary of the date of grant. The ISO and the NQSO are subject to: (i) obtaining requisite stockholder consent and approval of the Company's 2001 Stock Plan and (ii) effecting an amendment to the certificate of incorporation of the Company to increase the number of authorized shares of Common Stock so that the Company may reserve the requisite shares for issuance upon exercise of the ISO and NQSO.

                        PANAGRA INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001



     SUBSEQUENT EVENTS (Continued)

         On April 2, 2001, the Company also entered into a consulting agreement with First Pacific Capital Ltd. ("First Pacific") pursuant to which the Company retained First Pacific as a consultant. First Pacific is obligated to cause Mr. Saltoun, an employee of First Pacific, to perform First Pacific's obligations under the agreement. Under the consulting agreement, First Pacific agrees to provide information regarding the Company's prior operations, act as a liaison between the Company and its stockholders and other third parties having business relationships with the Company and respond to inquiries made by the officers and directors of the Company. In consideration for providing such services, the Company granted to First Pacific a warrant to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.20 per share. The warrant has a cashless exercise feature. The warrant is subject to the following vesting schedule: The warrant becomes exercisable to purchase 41,667 of the shares of Common Stock underlying the warrant on first day of each month commencing May 1, 2001 so long as First Pacific does not terminate the consulting agreement; provided, however, that if the Company terminates the consulting agreement for any reason, then the warrant would automatically become 100% vested on an accelerated basis as of the date of termination.

         On April 5, 2001, the Company entered into a letter agreement with First Pacific Capital Ltd. and its affiliates ("First Pacific") regarding the repayment of a $77,137 stockholder loan made by First Pacific to the Company. Pursuant to such letter agreement, the Company agreed to issue to First Pacific 385,685 shares of Common Stock in full satisfaction of such stockholder loan. The shares represent $77,137 worth of the Company's Common Stock calculated as of the date of the letter agreement (i.e., $.20 per share). First Pacific granted the Company a general release (including a release for the stockholder loan) in the letter agreement in exchange for such shares.

         On April 17, 2001, the Company closed on the private placement of an aggregate 7,500,000 shares of its Common Stock with aggregate gross proceeds to the Company (before expenses) of $1,500,000. $70,000 of the proceeds of the private placement was raised from the sale of Common Stock to accredited investors in transactions exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Regulation D promulgated thereunder. The remaining $1,430,0000 of the proceeds of the private placement was raised from the sale of Common Stock to non-U.S. persons in transactions exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Regulation S promulgated thereunder.

                        PANAGRA INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001



     SUBSEQUENT EVENTS (Continued)

         On April 27, 2001, the Company and its newly-formed subsidiary Minghua Acquisition Corp., a Delaware corporation ("Acquisition Corp."), entered into a stock purchase agreement (the "Agreement") with Mr. Li Chuquan and Mr. Chan Kuen Kwong (collectively, the "Sellers") relating to the purchase by Acquisition Corp. of all of the outstanding capital stock of Ming Hua Group International Holding (Hong Kong) Limited, a corporation existing under the laws of the Hong Kong Special Administrative Region of the Peoples Republic of China ("Ming Hua Group International"). Ming Hua Group International holds, as its only asset, an 85% equity interest in Shenzhen Minghua Environmental Protection Vehicles Co., Ltd, a corporation existing under the laws of the Peoples Republic of China (the "Environmental Vehicle Company"). Pursuant to the Agreement, Acquisition Corp. is obligated to pay a $1,000,000 deposit to the Sellers within fifteen days and to deliver to the Sellers 28,000,000 shares of the Company's Common Stock at the closing of the transactions contemplated by the Agreement (the "Closing"). The Company will fund such cash amount and issue such shares on behalf of Acquisition Corp. as a capital contribution to Acquisition Corp. The deposit will be returned to Acquisition Corp. if the Closing does not occur unless the failure to close results from a breach of the Agreement by the Company or the Acquisition Corp. The Closing is subject to various conditions including the completion of a due diligence investigation by the Company and Acquisition Corp. of Ming Hua Group International and the Environmental Vehicle Company. From and after the Closing, Company will indirectly control the Environmental Vehicle Company.

         The Environmental Vehicle Company is the owner of patented technology relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system (the "Minghua Hybrid Vehicle"). The Environmental Vehicle Company is initially focusing its efforts on the Chinese public transportation sector. Minghua Hybrid Vehicles consist of four models (coaches and mini-buses) that can be used in this sector. The Environmental Vehicle Company has not made any sales of Minghua Hybrid Vehicles to date, however, it has entered into 4 non-binding letters of intent for the sale of up to 110 coaches.

         At the Closing, subject to obtaining any requisite consents and approvals, Mr. Li Chuquan will obtain a controlling interest in the Company. As soon as practical after the Closing, the Company intends to change its name to Minghua Group International Holdings Limited and at such time, the Company intends to increase the size of its board and to appoint Mr. Li Chuquan, the Chairman of Ming Hua Group International and the Environmental Protection Vehicle Company, as chairman of the Company.

         The Company used $1,000,000 of the aggregate $1,500,000 in proceeds from the Placement to pay the deposit required under the Agreement. The Company intends to use the remaining proceeds from the Placement for working capital purposes, including expenses that will be incurred by the Company in connection with its due diligence investigation of Ming Hua Group International and the Environmental Protection Vehicle Company and the payment of legal, accounting and other expenses incurred in connection with the acquisition. Although management believes that its existing cash resources will be sufficient to cover operating expenses through the Closing, no assurance can be given that the Company has sufficient funds to effect the Closing.

Item 2.  Plan of Operation


Recent Developments

In April 2001, the following five material  events  occurred with respect to the
Company: (i) Ronald C. H. Lui acquired control of the Company from Elie Saltoun and Mr. Saltoun's affiliates, (ii) the Company entered into an employment agreement with Mr. Lui and adopted a Stock Plan, (iii) the Company issued 385,685 shares of Common Stock in repayment of a stockholder loan, (iv) the Company raised $1,500,000 in a private placement of 7,500,000 shares of its Common Stock and (v) the Company and its newly-formed subsidiary entered into a stock purchase agreement relating to the acquisition of a Hong Kong corporation that controls a Chinese environmental protection vehicle company. These material events are described in turn below.

On April 2, 2001, Ronald C. H. Lui, a British National who is a resident of Greenwich, Connecticut, acquired 2,195,878 shares of the common stock of the Company from Elie Saltoun and the following affiliates of Mr. Saltoun: Pacific Growth Investments Ltd., First Pacific Capital Ltd. and First Pacific Co. As of such date, the acquired shares constituted 60.99% of the issued and outstanding common stock of the Company and therefore represented a controlling interest in the Company. The aggregate purchase price paid to Mr. Saltoun and his affiliates for the acquired shares was $180,000. This purchase price was paid in cash at the closing of the transaction. In connection with Mr. Lui's acquisition of a controlling interest in the Company, the number of members constituting the entire board of directors of the Company was increased to three, Dalia Kaplan resigned from the Board of Directors and from all offices that she holds with the Company, and Mr. Saltoun resigned as President of the Company and from all other offices that he held, but he remains as a director of the Company.

Mr. Lui was appointed to the Board of Dirctors of the Company to fill one of the vacancies resulting from the increase in the size of the board and Ms. Kaplan's resignation. Mr. Lui was also appointed President and Chief Executive Officer of the Company.

The terms of Mr. Lui's employment as President and Chief Executive Officer of the Company include (i) an annual base salary of $240,000, (ii) a possible bonus of up to 50% of annual base salary, (iii) a five-year incentive stock option (the "ISO") to purchase 1,000,000 shares of the Company's Common Stock at a purchase price of $.25 per share, and (iv) a five-year non-qualified stock option (the "NQSO") to purchase 1,000,000 shares of the Company's Common Stock at a purchase price of $.25 per share. The ISO and the NQSO were granted to Mr. Lui under the Company's 2001 Stock Plan, which was approved by the Board of Directors of the Company on April 5, 2001. The ISO and the NQSO are each subject to the following vesting schedule: 25% of the shares underlying the ISO and the NQSO shall vest on the first day of the sixth month following the date of grant (April 5, 2001 is the date of grant), an additional 25% of the shares underlying the ISO and the NQSO shall vest on the first anniversary of the date of grant and 2.08% of the shares underlying the ISO and the NQSO shall vest on the first day of each month following the first anniversary of the date of grant. The ISO and the NQSO are subject to: (i) obtaining requisite stockholder consent and approval of the Company's 2001 Stock Plan and (ii) effecting an amendment to the certificate of incorporation of the Company to increase the number of authorized shares of Common Stock so that the Company may reserve the requisite shares for issuance upon exercise of the ISO and NQSO.

On April 2, 2001, the Company also entered into a consulting relationship with First Pacific Capital Ltd. ("First Pacific") pursuant to which the Company retained First Pacific as a consultant. First Pacific is obligated to cause Mr. Saltoun, an employee of First Pacific, to perform First Pacific's obligations under the agreement. Under the consulting agreement, First Pacific agrees to provide information regarding the Company's prior operations, act as a liaison between the Company and its stockholders and other third parties having business relationships with the Company and respond to inquiries made by the officers and directors of the Company. In consideration for providing such services, the Company granted to First Pacific a warrant to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.20 per share. The warrant has a cashless exercise feature. The warrant is subject to the following vesting schedule: The warrant becomes exercisable to purchase 41,667 of the shares of Common Stock underlying the warrant on first day of each month commencing May 1, 2001 so long as First Pacific does not terminate the consulting agreement; provided, however, that if the Company terminates the consulting agreement for any reason, then the warrant would automatically become 100% vested on an accelerated basis as of the date of termination.

On April 5, 2001, the Company entered into a letter agreement with First Pacific and its affiliates regarding the repayment of a $77,137 stockholder loan made by First Pacific to the Company. Pursuant to such letter agreement, the Company agreed to issue to First Pacific 385,685 shares of Common Stock in full satisfaction of such stockholder loan. The shares represent $77,137 worth of the Company's Common Stock calculated as of the date of the letter agreement (i.e., $.20 per share). First Pacific granted the Company a general release (including a release for the stockholder loan) in the letter agreement in exchange for such shares.

On April 17, 2001, the Company closed the private placement (the "Placement") of an aggregate 7,500,000 shares of its Common Stock with aggregate gross proceeds to the Company (before expenses) of $1,500,000. $70,000 of the proceeds of the Placement was raised from the sale of Common Stock to accredited investors in transactions exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Regulation D promulgated thereunder. The remaining $1,430,0000 of the proceeds of the Placement was raised from the sale of Common Stock to non-U.S. persons in transactions exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Regulation S promulgated thereunder.

On April 27, 2001, the Company and its newly-formed subsidiary Minghua Acquisition Corp., a Delaware corporation ("Acquisition Corp."), entered into a stock purchase agreement (the "Agreement") with Mr. Li Chuquan and Mr. Chan Kuen Kwong (collectively, the "Sellers") relating to the purchase by Acquisition Corp. of all of the outstanding capital stock of Ming Hua Group International Holding (Hong Kong) Limited, a corporation existing under the laws of the Hong Kong Special Administrative Region of the Peoples Republic of China ("Ming Hua Group International"). Ming Hua Group International holds, as its only asset, an 85% equity interest in Shenzhen Minghua Environmental Protection Vehicles Co., Ltd, a corporation existing under the laws of the Peoples Republic of China (the "Environmental Vehicle Company"). Pursuant to the Agreement, Acquisition Corp. is obligated to pay a $1,000,000 deposit to the Sellers within fifteen days of signing and to deliver to the Sellers 28,000,000 shares of the Company's Common Stock at the closing of the transactions contemplated by the Agreement (the "Closing"). The Company will fund such cash amount and issue such shares on behalf of Acquisition Corp. as a capital contribution to Acquisition Corp. The deposit will be returned to Acquisition Corp. if the Closing does not occur unless the failure to close results from a breach of the Agreement by the Company or the Acquisition Corp. The Closing is subject to various conditions including the completion of a due diligence investigation by the Company and Acquisition Corp. of Ming Hua Group International and the Environmental Vehicle Company. From and after the Closing, Company will indirectly control the Environmental Vehicle Company.

The Environmental Vehicle Company is the owner of patented technology relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system (the "Minghua Hybrid Vehicle"). The Environmental Vehicle Company is initially focusing its efforts on the Chinese public transportation sector. Minghua Hybrid Vehicles consist of four models (coaches and mini-buses) that can be used in this sector. The Environmental Vehicle Company has not made any sales of Minghua Hybrid Vehicles to date, however, it has entered into 4 non-binding letters of intent for the sale of up to 110 coaches.

At the Closing, subject to obtaining any requisite consents and approvals, Mr. Li Chuquan will obtain a controlling interest in the Company. As soon as practical after the Closing, the Company intends to change its name to Minghua Group International Holdings Limited and at such time, the Company intends to increase the size of its board and to appoint Mr. Li Chuquan, the Chairman of Ming Hua Group International and the Environmental Protection Vehicle Company, as chairman of the Company.

The Company used $1,000,000 of the aggregate $1,500,000 in proceeds from the Placement to pay the deposit required under the Agreement. The Company intends to use the remaining proceeds from the Placement for working capital purposes, including expenses that will be incurred by the Company in connection with its due diligence investigation of Ming Hua Group International and the Environmental Protection Vehicle Company and the payment of legal, accounting and other expenses incurred in connection with the acquisition. Although management believes that its existing cash resources will be sufficient to cover operating expenses through the Closing, no assurance can be given that the Company has sufficient funds to effect the Closing.



Three Months Ended March 31, 2001

The Company remains in the development stage and for the three months ended March 31, 2001, has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

During the three months ended March 31, 2001, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses. During this period, the Company received no operating revenues. General and administrative expense consists primarily of professional and consulting fees and rent expenses.

The Company's existing capital will not be sufficient to meet the Company's cash needs for the next twelve months. Accordingly, additional capital will be required for the Company to satisfy its operating expenses and other working capital needs for such period.

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the three months ended March 31, 2001 and 2000.

Forward Looking Statements

         Statements included in this quarterly report, which are not historical in nature, including, without limitation, statements regarding (i) the ability of the Company and Acquisition Corp. to effect the Closing and the actions referred to in this quarterly report to be taken after the Closing, (ii) the viability of the Environmental Vehicle Company's patent and its ability to exploit such patent, (iii) the ability of the Environmental Vehicle Company to enter into binding agreements for the sale of its vehicles and (iv) the Company's ability to fund operating expenses and working capital needs through the Closing are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the acquisition of Ming Hua Group International, the Company's future business prospects, plans, objectives, expectations and intentions are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from those projected or suggested in the forward looking statements, including unforeseen results of the Company's due diligence review, the inability of the Company to obtain necessary governmental (including foreign) and third party consents, the inability of the Company to raise additional capital and the emergence of additional competing technologies.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  None.

         (b) Form 8-K

                  On April 10, 2001, the Company filed a Current Report on Form 8-K to report the change of control of the Company to Ronald
                  C. H. Lui, who acquired 2,195,878 shares of the common stock of the Company constituting as of the date of such acquisition 60.99% of the issued and outstanding common stock of the Company.

                  On May 3, 2001, the Company filed a Current Report on Form 8-K to report that the Company and its newly-formed, wholly-owned subsidiary entered into the Agreement relating to the acquisition of Ming Hua Group International.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               PANAGRA INTERNATIONAL CORPORATION

Date: May 10, 2001

                                               /s/ Ronald C. H. Lui
                                              -----------------------
                                              Chief Executive Officer
                                             (Duly authorized signatory and
                                              Principal Executive
                                              and Financial Officer)