Form 10QSB
period 2001-06-30
PANAGRA INTERNATIONAL CORP/
filed 2001-08-20
CIK 1010566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                 --------------

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________________ to _______________________

                         Commission file number 0-30183
                                -----------------

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                     (Exact Name of Small Business Issuer as
                            Specified in Its Charter)

          New York                                          13-3874771

         (State or Other Jurisdiction of                    (I.R.S. Employer
          Incorporation or Organization)                     Identification No.)


             One World Trade Center, 85th Floor, New York, NY 10048
                    (Address of Principal Executive Offices)

                                 (212) 829-0905
                (Issuer's Telephone Number, Including Area Code)

                        PANAGRA INTERNATIONAL CORPORATION
                      515 Madison Ave., New York, NY 10022
                                 --------------

(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X     NO
         ---           ---

As of July 23, 2001, the Company had 39,485,685 shares of Common Stock, par value $0.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes               No  X
   ------           -------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.




                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                  (FORMERLY PANAGRA INTERNATIONAL CORPORATION)
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000



                                                                           (Unaudited)
                                                                             June 30,            December 31,
                                                                               2001                 2000*
                                                                               ----                 -----
                                Assets

Current Assets
      Cash                                                                 $     114,544       $      76,885
      Due from Related Companies                                                   8,518             415,076
      Prepaid Expenses and Other Current Assets                                  283,379               6,242
                                                                           -------------       -------------

              Total Current Assets                                               406,441             498,203
                                                                           -------------       -------------

Property, Plant And Equipment - at Cost                                          247,048             230,666
      Less: Accumulated Depreciation                                             (80,137)            (51,945)
                                                                           -------------       -------------

                                                                                 166,911             178,721
                                                                           -------------       -------------

Intangible Asset
      Patent Rights                                                              169,603             -
                                                                           -------------       -------------

              Total Assets                                                 $     742,955       $     676,924
                                                                           =============       =============

                Liabilities and Stockholders' Deficiency

Current Liabilities
      Note Payable - Bank                                                  $     666,398       $     691,341
      Accrued Liabilities                                                         59,647              21,613
      Due to Stockholders                                                     10,482,478           9,715,623
                                                                           -------------       -------------

                 Total Liabilities                                            11,208,523          10,428,577
                                                                           -------------       -------------

Commitment

Stockholders' Deficiency
      Common Stock                                                               394,857             128,340
      Deficit Accumulated During the Development Stage                       (10,860,425)         (9,879,993)
                                                                           -------------       -------------

              Total Stockholders' Deficiency                                 (10,465,568)         (9,751,653)
                                                                           --------------      --------------

              Total Liabilities And Stockholders' Deficiency               $     742,955       $     676,924
                                                                           =============       =============

         The accompanying notes are an integral part of the consolidated financial statements.

*Restated
                                        2

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                  (FORMERLY PANAGRA INTERNATIONAL CORPORATION)
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                  AND FROM JUNE 4, 1997 (DATE OF INCEPTION) TO
                                  JUNE 30, 2001






                                                             Period Ended June 30,
                                           -----------------------------------------------------                 June 4, 1997
                                                                                                                   (Date Of
                                                                                                                 Inception) To
                                                    Three Months                        Six Months                  June 30,
                                                    ------------                        -----------                 --------
                                                 2001            2000             2001              2000              2001
                                                 ----            ----             ----              ----              ----



Income                                        $      -          $      -        $      -         $      -        $        -

Cost And Expenses
     General and Administrative Expenses           545,991             289          954,986             5,844         1,978,525
     Research and Development of
         Core Technology                              -                -               -                 -            8,612,730
                                              ------------      ----------      -----------      ------------    --------------

Operating Loss                                     545,991             289          954,986             5,844        10,591,255


Other Expense
     Interest Expense                               16,271             -             25,446             -                25,573
                                              ------------      ----------      -----------      ------------    --------------

Net Loss                                      $   (562,262)     $     (289)     $  (980,432)     $     (5,844)   $  (10,616,828)
                                              ============-     ==========      ===========      =============   ==============





Net Loss Per Share Of Common Stock
                                              $ (.019298)     $    (.000010)    $  (.034316)     $ (.000209)     $    (.378174)
                                              ==========      =============     ===========      ==========      =============
Weighted Average Number Of
     Common Stock Shares                        29,135,947       28,000,000     28,571,111         28,000,000        28,073,942
                                              ============       ==========     ==========       ============    ==============



         The accompanying notes are an integral part of the consolidated financial statements.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                  (FORMERLY PANAGRA INTERNATIONAL CORPORATION)
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

                       JUNE 4, 1997 (DATE OF INCEPTION) TO
                                  JUNE 30, 2001




                                                                                                                          Deficit
                                               Common Stock                  Common Stock                               Accumulated
                                            $.12834 Par Value               $.01 Par Value               Additional     During the
                                                                                                         Paid In       Development
                                          Shares         Amount          Shares         Amount           Capital           Stage
                                          ------         ------          ------         ------      -----------------      -----
Common Stock Issued -
     June 4, 1997                            10,000    $     1,283           -         $     -        $     -       $            -

     Net Loss for the Period
        December 31, 1999                        -              -            -               -              -                 (289)
                                             ------    -----------     ------------    -----------    ------------  --------------

Balance - December 31, 1997                  10,000          1,283           -               -              -                 (289)

     Net Loss for the Year                     -              -              -               -              -               (3,209)
                                        -----------    -----------     ------------    -----------    ------------  --------------

Balance - December 31, 1998                  10,000          1,283           -               -              -               (3,498)

     Shares Issued at
     Par  Value                             990,000        127,057           -               -              -              -
March 30, 1999

     Net Loss for the Year                     -              -              -               -              -                 (302)
                                        -----------    -----------     ------------    -----------    ------------  --------------

Balance - December 31, 1999               1,000,000        128,340           -               -              -               (3,800)

     Net Loss for the Year                     -              -              -               -              -           (9,876,193)
                                        -----------    -----------     ------------    -----------    ------------  --------------

Balance - December 31, 2000               1,000,000        128,340           -               -              -           (9,879,993)

     Net Loss for the Year                     -              -              -               -              -             (418,170)
                                        -----------    -----------     ------------    -----------    ------------  --------------

Balance - March 31, 2001                  1,000,000        128,340           -               -              -          (10,298,163)

Shares Issued at $.20 - April 5                -              -             385,685          3,857          73,280          -
Shares Issued at $.20 - April 17               -              -           7,500,000         75,000       1,425,000         -
Shares Issued at Par Value - June 22
                                               -              -          28,000,000        280,000          -               -
Recapitalization* - June 22              (1,000,000)      (128,340)       3,600,000         36,000        (498,280)        -
Dividend Paid - June 22                        -              -            -                 -          (1,000,000)         -

     Net Loss for the Period                   -              -              -               -              -             (562,262)
                                        -----------    -----------     ------------    -----------    ------------  --------------

Balance - June 30, 2001                         -      $      -        $ 39,485,685    $   394,857    $     -         $(10,860,425)
                                        ===========    ===========     ============    ===========    ============    ============

*See Footnote 1 regarding recapitalization of Ming Hua Group International Holding (Hong Kong) Limited



         The accompanying notes are an integral part of the consolidated financial statements.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                  (FORMERLY PANAGRA INTERNATIONAL CORPORATION)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                  AND FROM JUNE 4, 1997 (DATE OF INCEPTION) TO
                                  JUNE 30, 2001






                                                                                                                    June 4, 1997
                                                                          Period Ended June 30,                (Date of Inception)
                                                                         --------------------                           To
                                                              Three Months                     Six Months             June 30,
                                                              ------------                     ----------            --------
                                                          2001             2000             2001           2000        2001
                                                          ----             ----             ----        ----           ----
   Cash Flows From Operating Activities
        Net Loss                                       $   (562,262)      $   (289)       $(980,432)    $(5,844)  $ (10,616,828)
        Adjustments to Reconcile Net Loss to Net Cash
        Provided By Operating Activities:
            Depreciation and Amortization                    15,333            -            28,248            -          80,137
            Changes in Operating Assets and
                 Liabilities:
                     Prepaid Expenses and
                         Other Assets                         9,582            -           129,365            -          (291,897)
                     Accruals                                24,726            -            38,034            -          59,647
                                                       ------------       --------        --------      -------   -------------
        Net Cash Used In Operating
            Activities                                     (512,621)          (289)       (784,785)      (5,844)    (10,768,941)
                                                       ------------       --------        --------      -------   -------------

   Cash Flows From Investing Activities
         Purchase of Patent Rights                          -                  -          (169,603)           -        (169,603)
         Purchases of Property and Equipment                 (2,250)           -           (16,382)           -        (247,048)
                                                       ------------       --------        --------      -------   -------------

        Net Cash Used In Investing Activities                (2,250)           -          (185,985)           -        (416,651)
                                                       ------------       --------        --------      -------   -------------

   Cash Flows From Financing Activities
        Due to Stockholders and Related
          Parties - Net                                     355,145            289         766,855        5,844      10,238,881
        Proceeds From Issuance of Common
          Stock                                           1,266,517            -          1,266,517           -       1,394,857
        Dividend Paid                                    (1,000,000)           -          (1,000,000)         -      (1,000,000)
        Notes Payable - Bank - Net                           -                 -           (24,943)           -         666,398
                                                       ------------       --------        --------      -------   -------------
        Net Cash Provided By Financing
            Activities                                      621,662            289        1,008,429       5,844      11,300,136
                                                       ------------       --------        ---------     -------   -------------

   Net Increase In Cash                                     106,791            -            37,659            -         114,544

   Cash - Beginning Of Period                                 7,753            -            76,885            -            -
                                                       ------------       --------        --------      -------   ----------

   Cash - End Of Period                                $    114,544       $    -          $114,544      $     -   $     114,544
                                                       ============       ========        ========      =======   =============


         The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


1.   BUSINESS DESCRIPTION AND ORGANIZATION

     NAME CHANGE AND REORGANIZATION

              On  August  2,  2001,   an   amendment  to  the   certificate   of
incorporation   was  made   changing  the  name  of  the  Company  from  Panagra
International Corporation ("Panagra") to Minghua Group International Holding Limited, ("Minghua USA").

              Panagra, formerly United Network Technologies, Inc. was incorporated under the laws of the State of New York on February 29, 1996. The Company and its newly-formed subsidiary, Minghua Acquisition Corp., a Delaware Corporation ("Acquisition Corp."), incorporated June 2001, acquired all the outstanding stock of Ming Hua Group International Holding (Hong Kong) Limited ("Minghua Hong Kong"), a corporation incorporated under the laws of the Hong Kong Special Administrative Region of the Peoples Republic of China on June 4, 1997.

              On June 22, 2001, Minghua USA acquired all the outstanding shares of Minghua Hong Kong, whose sole asset is an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. ("Minghua China"), a Peoples Republic of China Corporation, (collectively the "Company"). The transaction was effected by paying to the Ming Hua Hong Kong stockholders $1,000,000 and issuing 28,000,000 additional Minghua USA common shares that resulted in the Ming Hua Hong Kong shareholders owning approximately 70% of the outstanding shares of Minghua USA and having control of Minghua USA after this transaction.

              For financial reporting purposes this transaction was recorded as a recapitalization of Minghua Hong Kong. Minghua Hong Kong is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of Minghua USA.

              A summary of assets and liabilities that, for accounting purposes, were deemed to have been acquired by Minghua Hong Kong from Minghua USA at estimated fair market value as of the date of acquisition (June 22, 2001) was as follows:

              Total Assets                                         $  1,155,013
              Total Liabilities                                           6,810
                                                                   ------------

              Fair Market Value of Minghua USA                     $  1,148,203
                                                                   ============

              Accordingly, all references to shares of Minghua Hong Kong common stock have been restated to reflect the equivalent number of Minghua USA shares. In other words, the 1,000,000 Minghua Hong Kong shares outstanding are restated as 28,000,000 common shares, as of June 22, 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




1.   BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

     TECHNOLOGY

              Minghua China is the owner of patented technology ("Technology") relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system. Minghua China produced a prototype hybrid vehicle ("Minghua Hybrid Vehicle") in 2000 and will initially attempt to sell the Minghua Hybrid Vehicle to the public transportation market in China. Minghua China has not made any sales of Minghua Hybrid Vehicles to date, however, it has entered into 4 non-binding letters of intent for the sale of up to 110 Minghua Hybrid vehicles. All manufacturing by Minghua China of the Minghua Hybrid Vehicle will be done in China. The Company's future intent is to license their technology to other countries.

              The Company believes that the Minghua Hybrid Vehicle differs from other environmentally protective vehicles on the Chinese market primarily due to its parallel composite power system where the diesel engine and the electric power system can be used alternatively and independently and the battery recharges, while the Minghua Hybrid Vehicle is running on diesel fuel.

              In 1999, the rights to the result of the Research and Development ("R&D") expenditures to discover the technology (pending patent rights), which were substantially complete, were transferred to Minghua China from Mr. Li Chuquan and Mr. Wang Chun Fu, ("Developers"), who were also stockholders who had effective control of Minghua China. This transfer was deemed to be a transfer between entities under common control and was therefore recorded on Minghua China's records at the Developers' accumulated historical cost basis. The Developers accumulated R&D expenditure at the time of transfer was approximately $8.6 million, which was expensed by Minghua China as R&D with a corresponding note payable to the Developers recorded. The R&D activities to develop the technology started in 1994.

              In February 2001, Minghua China had an appraisal done on the technology by Shenzhen Zhong - Dexin Assets Appraisal Co., Ltd. appraisers licensed by the Ministry of Finance of the Peoples Republic of China. The appraisal report valued the technology at approximately $64,050,000.

     CAPITAL RESOURCES AND BUSINESS RISKS

              TheCompany remains in the development stage and all future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At June 30, 2001 and December 31, 2000, currrent liabilities exceeded current assets by $10,802,082 and $9,930,374, respectively. Additional capital resources through future new offerings of securities will be needed in order to accomplish the Company's present marketing, technology development and manufacturing programs. The Company plans on making the following expenditures: (i) purchasing real property for the proposed main facility in the Shenzhen District of China, (ii) purchasing a domestic vehicle manufacturing facility in the Liaoning Province of China (iii) producing 110 hybrid vehicles in 2001 and (iv) advertising and marketing. The manufacturing facilities and other operations in China, as well as the business financial condition and results of operations are, to a significant degree, subject to economic, political and social events in China. The Company expects to make further investments in China in the future. Therefore, the business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China. The limited performance history of hybrid powered vehicles and the emerging nature of the target markets makes forecasting future sales unpredictable and cause operating results to fluctuate from quarter to quarter.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



1.   BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

     CAPITAL RESOURCES AND BUSINESS RISKS

              The Company has obtained patents in China, Germany and Japan and has filed additional patent applications in various countries, including the United States of America, the European Union Republic of Korea and Singapore. Intellectual property protection measures may not be sufficient to prevent misappropriation of the technology or competitors may independently develop technologies that are substantially equivalent or superior to the Company's technology. Legal systems of many foreign countries, including China, do not protect intellectual property rights to the same extent as the legal system of the United States. If the Company cannot adequately protect the proprietary information and technology, the business, financial condition and results of operations could be materially adversely affected.


2.     CONTROL BY PRINCIPAL STOCKHOLDERS

              The  directors,   executive  officers  and  their  affiliates  own
beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of Minghua USA and the dissolution, merger or sale of the Company's assets.

       RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK TRANSACTIONS

              On April 2, 2001, Ronald C.H. Lui became the Chief Executive Officer, President and a director of Minghua USA. Mr. Lui on that date entered into a Stock Purchase Agreement with Elie Saltoun, Director of Minghua USA (then named Panagra), in which Mr. Lui acquired 2,195,878 shares of common stock from Mr. Saltoun and his affiliates for $180,000, using his personal funds. As of April 2, 2001, the shares purchased by Mr. Lui represented approximately 61% of the outstanding capital stock. As of June 30, 2001, Mr. Lui's shares represent approximately 6% of the outstanding common stock, due to the later issuances, by Minghua USA on April 17, 2001, of 7,500,000 shares in a private placement effected under Regulation S and Regulation D of the Securities Act of 1933 and the 28,000,000 shares issued to a related party on June 22, 2001, in connection with the purchase of Minghua USA.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



1.     CONTROL BY PRINCIPAL STOCKHOLDERS (Continued)

       RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK TRANSACTIONS (Continued)

              On April 5, 2001, Minghua USA entered into a letter agreement with First Pacific Capital Ltd. and its affiliates ("First Pacific") regarding the repayment of a $77,137 stockholder loan made by First Pacific to Minghua USA. Pursuant to such letter agreement, Minghua USA agreed to issue to First Pacific 385,685 shares of Common Stock in full satisfaction of such stockholder loan. The shares represent $77,137 worth of Minghua USA's Common Stock calculated as of the date of the letter agreement (i.e., $.20 per share). First Pacific granted Minghua USA a general release (including a release for the stockholder loan) in the letter agreement in exchange for such shares.

              On April 17, 2001, Minghua USA closed on the private placement of an aggregate 7,500,000 shares of its Common Stock with aggregate gross proceeds to Minghua USA (before expenses) of $1,500,000. $70,000 of the proceeds of the private placement was raised from the sale of Common Stock to accredited investors in transactions exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Regulation D promulgated thereunder. The remaining $1,430,0000 of the proceeds of the private placement was raised from the sale of Common Stock to non-U.S. persons in transactions exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Regulation S promulgated thereunder.

              On June 22, 2001, 28,000,000 shares of common stock were issued, pursuant to a stock purchase agreement with Mr. Li Chuquan, (Chairman of the Board of Directors as of June 23, 2001) and Mr. Chan Kuen Kowng (Director as of August 2, 2001) (collectively, the "Sellers"). The stock purchase agreement, signed April 27, 2001, was between Minghua USA, Acquisition Corp. and the Sellers for their stock interest in Minghua Hong Kong. Pursuant to the agreement, Acquisition Corp. paid $1,000,000 to the Sellers and delivered 28,000,000 shares of Minghua USA common stock to the Sellers. Minghua USA funded the cash amount and issued the shares on behalf of Acquisition Corp. as a capital contribution to Acquisition Corp.

              Upon the closing of the stock purchase agreement with the Sellers, Mr. Li Chuquan obtained a controlling interest in Minghua USA and Minghua USA, indirectly, through Acquisition Corp. and Ming Hua Hong Kong, obtained a controlling interest in Minghua China.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

              The consolidated financial statements for all periods presented, include the financial statements of Minghua USA, Acquisition Corp., Ming Hua Hong Kong and Minghua China. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions have been eliminated.

              The Company has determined The Peoples Republic of China Chinese Yuan Renminbi to be the functional currency of Minghua China. There were no gains or losses recognized as a result of translating foreign currencies to the U.S. dollars due to the stability of the currency in 2001. No assurance however, can be given as to the future valuation of the foreign currencies and how further movements in the foreign currencies could affect future earnings of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION (Continued)

              The balance sheets of Ming Hua Hong Kong and Minghua China were translated at period end exchange rates. Expenses were translated at exchange rates in effect during the year, substantially the same as the period end rates.

       MINORITY INTEREST IN SUBSIDIARIES

              The Company records minority interest expense, which reflects the portion of the earnings of Minghua China, which to that are applicable to the minority interest common stockholders (15% June 30, 2001, 30% December 31,
2000). The stockholders are not required to fund the Company's deficits, therefore, no minority interest in subsidiary was recorded at June 30, 2001 and December 31, 2000.

       START-UP COSTS

              The Company, in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SPO) 98-5, "Reporting on the Costs of Start-up Activities, expenses all start-up and organizational costs as they are incurred.

       USE OF ESTIMATES

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       SIGNIFICANT ESTIMATES

              Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of the useful lives for amortization and depreciation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       REVENUE RECOGNITION

              The Company will recognize revenue when binding orders are received and vehicles are shipped and received by the customers.

       CASH AND CASH EQUIVALENTS

              The Company invests idle cash primarily in money market accounts, certificates of deposits and short-term commercial paper. Money market funds and all highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents.

       PROPERTY AND EQUIPMENT

              Expenditures for maintenance, repairs and betterments, which do not materially extend the normal useful life of an asset, are charged to operations as incurred. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

              Depreciation and amortization are provided for financial reporting primarily on the accelerated and the straight-line methods over the estimated useful lives of the respective assets as follows:

                                                                    Estimated
                                                                  Useful Lives

                          Machinery and Equipment                    5 years
                          Transportation and Delivery Equipment 3 years Office and Computer Software and
                             Equipment                               5 years


              The Company continually reviews plant and equipment and other long-lived assets to determine that the carrying values have not been impaired.

              Depreciation on property and equipment charged to expense were $15,276 and $28,248 for the three months and six months ended June 30, 2001 and $-0- for the three months and six months ended June 30, 2000.

       INTANGIBLE ASSET

              Intangible asset (patent) will be amortized when placed in service, using the straight-line method over 10 years. The Company examines the carrying value of its intangible assets to determine if there are any impairment losses. If indicators of impairment were present in intangible assets used in operations and future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of intangible assets recorded in the accompanying consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       INTANGIBLE ASSET (Continued)

              Components  of  the  caption   Intangible  Assets  -  net  in  the
consolidated balance sheets at June 30, 2001 and December 31, 2000 consisted of:

                                              June 30,         December 31,
                                               2 0 0 1            2 0 0 0
                                               -------            -------

 Patent Rights                             $     169,603       $      -
 Less: Accumulated Amortization                    -                  -
                                           --------------      --------------

           Total Intangible Assets - Net   $      169,603      $      -
                                           ==============      ==============


              The patent was developed by the Company and its stockholders with the cost recorded as Research and Development of Core Technology expense. The capitalized cost represents the amount paid in February 2001 to reacquire a portion of the minority interest in the patent.

              The patent will be considered placed in service when the Company starts generating revenue from the sale of the Minghua Hybrid Vehicles.

       ADVERTISING COSTS

              All costs associated with advertising and promoting products are expensed in the period incurred. Advertising expense was $ 14,851 and $38,183 for the three months and six months ended June 30, 2001 and $-0- for the three months and six months ended June 30, 2000.

       INCOME TAXES

              Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.

              The Company is currently in the development stage and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred income tax provision or benefit for any periods presented to date because it has experienced operating losses since inception.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       INCOME TAXES (Continued)

              The Company has a federal net operating loss carryforward of approximately $935,000 expiring in the year 2020. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $374,000 and has been offset by a full valuation allowance. For the period ended June 30, 2001, based on an effective tax rate of 40%, the valuation allowance increased by $97,000. Based on the June 22, 2000 stock purchase transaction, there may be limitations under the United States Internal Revenue Code, on the amount of net operating loss carryforward available to offset future taxable income.

       RESEARCH AND DEVELOPMENT COSTS

              Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. There were no material expenditures for research and development for the three months and six months ended June 30, 2001 and for the three months and six months ended June 30, 2000.

       RELATED PARTY AND STOCKHOLDERS' LOANS

              The caption "Due to Stockholders" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The stockholders' current intention is not to require repayment of the stockholder's loan within the next year. The caption "Due from Related Companies" consists primarily of prepaid rent on office space in Shenzhen China.

       EQUITY BASED COMPENSATION

       LOSS PER SHARE

              Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

              The Company accounts for employee stock options in accordance with Accounting Principles Board Option No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

              SFAS  No.  123,   "Accounting   for   Stock-Based   Compensation,"
prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. No pro forma disclosures are required by SFAS 123 for interim periods.

       COMPREHENSIVE LOSS

              The Company, under SFAS 130, is required to report the changes in shareholders' equity from all sources during the period, including foreign currency translation adjustments. The amount of foreign currency translation gain or loss for the three months and six months ended June 30, 2001 and 2000 was not material.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




3.     ACQUISITION OF A SUBSIDIARY

              Ming Hua Hong Kong acquired 70% of the outstanding common stock shares of Minghua China, on July 16, 2000 for $793,270. This stock acquisition has been accounted for as a transfer of net assets under common control, with Minghua China's assets and liabilities transferred to Ming Hua Hong Kong at their historical carrying values. Included in the assets deemed to have been received by Ming Hua Hong Kong was the patent, (which had earlier been transferred to Minghua China by Minghua Hong Kong's stockholders) which had no historical cost basis. Included in the liabilities received from Minghua China was a non-interest bearing loan payable of $9,108,327 to the Ming Hua Hong Kong stockholders for the benefits of the Research and Development expenditures they incurred. The net liabilities recorded at the date of the transaction amounted to $8,275,290. Combined with the $793,270 cash paid the total decrease in net assets was $9,068,560. Of this amount $8,612,730, equal to the amounts spent on research and development by the Ming Hua Hong Kong shareholders to develop the patent, was recorded as research and development expense. The remaining $455,830 was recorded in general and administrative expenses as reorganization and other expenses. Because Minghua China had net liabilities at the acquisition date and shareholders have no obligation to contribute additional capital, no minority interest was recognized for the 30% interest owned retained by the original Minghua China shareholders. Minghua China's loss has been included in the consolidated financial results of the Company from its date of acquisition.

              On February 9, 2001, Ming Hua Hong Kong acquired an additional 15% interest in the Company for $169,603 cash. The acquisition of this minority interest was accounted for under the purchase method. The $169,603 was allocated entirely to the additional interest in the patent that was thereby deemed to have been acquired for accounting purposes.

              During July 2000, Minghua China transferred real estate with a book value of $965,000, to a stockholder as partial satisfaction of the stockholder's loan. No gain or loss was recognized on the transfer of this asset.


4.     STOCK OPTION PLAN

              On April 5, 2001, Minghua Group's 2001 Stock Option Plan was adopted by the board of directors and was approved by Minghua Group's shareholders at the stockholders' annual meeting on August 2, 2001. Pursuant to the 2001 option plan, Minghua Group may grant incentive and nonstatutory (nonqualified) stock options to key employees and directors of Minghua Group. A total of 20,000,000 shares of common stock have been reserved for issuance under the Plan. No employee may be granted options for more than 2,000,000 restricted shares under the Plan in any one fiscal year.

              The maximum term of options granted under the 2001 Stock Option Plan is ten years. Options granted are nontransferable and generally expire within three months after the termination of the optionee's services.

              The exercise price of incentive stock options must not be less than the fair value of the common stock on the date of the grant. The authority to grant new options under the Plan will terminate on April 5, 2011, unless the Plan is terminated prior to that time by the board of directors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




4.     STOCK OPTION PLAN (Continued)

              The Company granted 2,000,000 options outstanding to a director and officer under the 2001 option plan. 1,000,000 of these options are exercisable at $.25 per share of common stock under a 5 year incentive stock option and 1,000,000 of these options are exercisable at $.25 per share of common stock under a nonqualified stock option.

              The Company granted an additional 2,000,000 stock options are under a 5 year nonqualified stock option and these options are exercisable at $1.75 per share.

              All of the aforementioned options are subject to the following vesting schedule:

a. 20% of the shares vest on the first day of the sixth month following the date of grant.

b.  20% of the shares vest on the first annual anniversary of the date of grant.

c. 2.5% of the shares vest on the first day of each month following the first annual anniversary of the date of grant.

              In addition, 2,000,000 nonqualified performance stock options were issued outside the stock option plan to a director at $1.75 per share, that vest only if the Company's annual revenues reach $50,000,000.


5.     PROPERTY AND EQUIPMENT

       Property and equipment at cost consists of:

                                                                              June 30,           December 31,
                                                                               2 0 0 1                 2 0 0 0
                                                                           -------------         ------------

             Transportation Equipment                                       $     73,171           $    58,118

             Office, Computer Software and Equipment                             173,877               172,548
                                                                            ------------           -----------

                                                                                 247,048               230,666
             Less: Accumulated Depreciation                                      (80,137)              (51,945)
                                                                            ------------           -----------

                                    T O T A L                               $    166,911           $   178,721
                                                                            ============           ===========


6.     NOTES PAYABLE - BANK

              This bank loan consists of a credit line agreement, denominated in Chinese Yuan Renminbi, from a Chinese bank secured by a guarantee given by a related party. The United States dollar equivalent of the outstanding loan balance at June 30, 2001 and December 31, 2000 was $666,398 and $691,341,
respectively.

              Total interest expense incurred was $16,271 and $25,446 for the three months and six months ended June 30, 2001 and $-0- for the three months and six months ended June 30, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

7.     LEASE COMMITMENTS

              The Company leases office space from a related company, under a long-term non-cancellable lease agreement with annual rent escalations of 8%.

              Minimum future rental payments under the non-cancellable operating lease as of June 30, 2001 for each of the next five years and in the aggregate are as follows:

Period Ended
June 30,                                          Amount

2002                                         $     408,692
2003                                               441,388
2004                                               476,698
2005                                               514,879
2006 and thereafter                                 86,878
                                             -------------

Total Minimum Future Rental Payments          $  1,928,490
                                             =============

              Total rent expense paid to the related Company was $178,156 and $320,753 for the three months and six months ended June 30, 2001 and $-0- for the three months and six months ended June 30, 2000.

       EMPLOYMENT CONTRACTS

              The Company has employment agreements with a director and officer, which are terminable at will by the Company and the director and officer. In addition to a base salary, the agreements provide for a bonus up to 50% of annual base salary based on pretax earnings.


8.     COMMON STOCK

              The Company's capital structure as of June 30, 2001 and December 31, 2000 were as follows:

                     COMMON STOCK - Par Value:
                         $.01 at June 30, 2001 and $.00458 at
                              December 31, 2000

                         June 30, 2001:
                              Authorized - 40,000,000 Shares
                              Issued and Outstanding - 39,485,685 shares

                         December 31, 2000:
                              Authorized - 28,000,000 Shares
                              Issued and Outstanding - 1,000,000 shares

              The December 31, 2000, information is that of Minghua Hong Kong, restated to reflect the equivalent Minghua USA shares.

              The Company has agreements with some of the stockholders that contain restrictions on the transfer and other disposition of the stock.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




9.     SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid for:

                                                                                                    June 4, 1997
                                               Six Months               Three Months                  (Date of
                                                 Ended                      Ended                   Inception) to
                                                June 30,                   June 30,                   June 30,
                                                --------                   --------                   -------
                                       2 0 0 1          2 0 0 0      2 0 0 1         2 0 0 0           2 0 0 1
                                       -------          -------      -------         -------           -------

              Interest                $25,446         $    -         $ 16,271        $  -               $25,573
                                      =======         =========      ========        ======             =======

              Income Taxes            $   -           $     -        $    -          $  -               $   -
                                      =======         =========      ========        ======             ===========


10.    SUBSEQUENT EVENTS

              On August 2, 2001 an amendment to the certificate of incorporation was made increasing the authorized shares of common stock of Minghua USA from 40,000,000 shares to 200,000,000 shares.


11.    FAIR VALUE OF FINANCIAL INSTRUMENTS

              Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107") requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

              As a result of the difficulties presented in the valuation of the loans receivable and payable from related entities because of their related party nature, estimating the fair value of these financial instruments is not considered practicable. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the above are derivative financial instruments and none are held for trading purposes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



12.    RESTATEMENT OF DECEMBER 31, 2000 FINANCIAL STATEMENTS

              The accompanying financial statements for 2000 have been restated. It has been determined that the Minghua Hong Kong's stock acquisition of Minghua China should be accounted for as a transfer of net assets under common control. Minghua China's assets and liabilities transferred over should be at their historical carrying values and accounted for in a manner similar to pooling of interests, with no goodwill recorded.

              It was also determined that the accumulated research and development of core technology expenses incurred and transferred to Minghua China by stockholders and developers, who have interests in both Ming Hua Hong Kong and Minghua China, should also be accounted for as a transfer of net assets under common control.

              The historical carrying value of the stockholders Research and Development costs, in accordance with Statement of Financial Accounting Standards # 2, ("SFAS 2") is zero. Research and development expenditures in accordance with SFAS 2 are required to be expensed in the periods in which they are incurred. The Research and Development expenditures, started in 1994 and were transferred over to Minghua China in 1999. These costs totalled $8,612,730.


              Therefore, had this transfer been originally accounted for as a transfer of net assets under common control and not as a purchase of a patent at "arms length" between third parties, the historical carrying amount of the assets transferred would have been zero and the net loss would have increased by $8,612,730 (Research and Development expenses) in 1999. The end result of this restatement in 2000 is to decrease intangible and other assets by $9,233,935, increase due to stockholders $19,045, and increase deficit by $9,252,980.

              The audited statements for December 31, 2000 for Ming Hua Hong Kong and the SEC form 8K filed, will be refiled on SEC Form 8KA, to reflect all the above accounting changes.

ITEM 2.  PLAN OF OPERATION

Overview of Business

         Minghua Group International Holdings Limited, formerly PanAgra International Corporation, was incorporated under the laws of New York on February 29, 1996. We acquired United Network Technology in October 1998 and since our inception, we have been relatively inactive with limited operations and revenue. Until recently, our only activities have been organizational ones, directed at developing our business plan and conducting a limited search for business opportunities. On June 22, 2001, we acquired a Hong Kong company that controls a Chinese environmental protection vehicle company and since then, we have been focused on the development and commercialization of mass transit, hybrid electric vehicles, primarily buses.

         Although patents have already been received from China, Germany and Japan to-date, we intend to focus initially on the local public transportation sector in China. We do not plan to export our hybrid vehicles directly to other countries due to prohibitive costs that may be incurred in order to adhere to various government regulations and tax levies. However, we have patent applications pending in 16 countries and we plan to negotiate license agreements with manufacturers in other countries. These licensing agreements may provide us with the opportunity for global recognition and may facilitate the delivery of our state-of-the-art hybrid electric buses to the rest of the world. The main goal of management for the next two quarters is to complete the development and production implementation phase and enhance marketing efforts of our hybrid products.

Recent Developments

         Since March 31, 2001, the following material events occurred: (i) we entered into a Consulting Agreement with First Pacific Capital Ltd., an entity controlled by our director Elie Saltoun ("First Pacific"), (ii) we entered into an employment agreement with our new president, Ronald C.H. Lui, (iii) we entered into a Letter Agreement with First Pacific regarding the repayment of a shareholder loan, (iv) we acquired a Hong Kong corporation that controls a Chinese environmental protection vehicle company (v) we increased the size of our board of directors and appointed Mr. Li Chuquan as Chairman of the Board,
(vi) we entered into an employment agreement with Mr. Li Chuquan, (vii) we changed our name from PanAgra International Corporation to Minghua Group International Holdings Limited, (viii) we amended our certificate of incorporation to increase the authorized number of shares of common stock from 40,000,000 shares to 200,000,000 shares and added a provision allowing shareholders to vote by written consent, and (ix) we adopted a 2001 Stock Option Plan.

         On April 2, 2001, we entered into a consulting agreement with First Pacific, an entity controlled by Elie Saltoun, pursuant to which we retained First Pacific as a consultant. First Pacific is obligated to cause Mr. Saltoun, an employee of First Pacific, to perform First Pacific's obligations under the agreement. Under the consulting agreement, First Pacific agrees to provide information regarding our prior operations, act as a liaison between us and our shareholders and other third parties having business relationships with us and respond to inquiries made by our officers and directors. In consideration for providing these services, we granted to First Pacific a warrant to purchase 500,000 shares of our common stock at an exercise price of $.20 per share. The warrant has a cashless exercise feature. The warrant is subject to the following vesting schedule: the warrant becomes exercisable to purchase 41,667 of the shares of common stock underlying the warrant on first day of each month commencing May 1, 2001 so long as First Pacific does not terminate the consulting agreement; provided, however, that if we terminate the consulting agreement for any reason, then the warrant would automatically become 100% vested on an accelerated basis as of the date of termination.

         On April 5, 2001, we entered into an employment agreement with Ronald
C. H. Lui. The terms of Mr. Lui's employment as President and Chief Executive Officer include (i) an annual base salary of $240,000, (ii) a possible bonus of up to 50% of annual base salary, (iii) a five-year incentive stock option to purchase 1,000,000 shares of our common stock at a purchase price of $.25 per share, and (iv) a five-year non-qualified stock option to purchase 1,000,000 shares of our common stock at a purchase price of $.25 per share. The ISO and the NQSO were granted to Mr. Lui under our 2001 Stock Plan, which was approved by the board of directors on April 5, 2001. The ISO and the NQSO are each subject to the following vesting schedule: 20% of the shares underlying the ISO and the NQSO vest on the first day of the sixth month following the date of grant, an additional 20% of the shares underlying the ISO and the NQSO vest on the first anniversary of the date of grant and 2.50% of the shares underlying the ISO and the NQSO vest on the first day of each month following the first anniversary of the date of grant. This vesting schedule was amended from the original vesting schedule set forth in Mr. Lui's option agreements on June 1, 2001 pursuant to a letter agreement that was unanimously approved by the Board.

         On April 5, 2001, we entered into a letter agreement with First Pacific and its affiliates regarding the repayment of a $77,137 shareholder loan made by First Pacific to us. Pursuant to this letter agreement, we agreed to issue to First Pacific 385,685 shares of common stock in full satisfaction of this shareholder loan. The shares represent $77,137 worth of common stock calculated as of the date of the letter agreement (i.e., $.20 per share). First Pacific granted us a general release (including a release for the shareholder loan) in the letter agreement in exchange for such shares.

              On June 22, 2001, the Company and our newly-formed subsidiary Minghua Acquisition Corp. purchased all of the outstanding capital stock of Ming Hua Group International Holding (Hong Kong) Limited, a corporation existing under the laws of the Hong Kong Special Administrative Region of the Peoples Republic of China. Ming Hua Group International holds, as its only material asset, an 85% equity interest in Shenzhen Minghua Environmental Protection Vehicles Co., Ltd. (the "Environmental Vehicle Company"), a corporation existing under the laws of the Peoples Republic of China. As a result of this purchase, we now own, through our subsidiary, patented technology relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system. This hybrid power technology enables us to produce high performance, energy-efficient diesel-electric buses. We believe that our buses substantially reduce air pollution and our prototype bus has earned recognition for its performance in various industry trade fairs and exhibitions in China.

         The Environmental Vehicle Company is initially focusing its efforts on the Chinese public transportation sector. Our hybrid vehicles consist of four models (coaches and mini-buses) that can be used in this sector. The Environmental Vehicle Company has not made any sales of hybrid vehicles to date, however, it has entered into four non-binding letters of intent for the sale of up to 110 coaches.

         On June 26, 2001, we increased the number of members constituting the board of directors from three to six and appointed Mr. Li Chuquan as our Chairman of the Board.

         In July 2001, Mr. Li Chuquan entered into an employment agreement with the Company to serve as the Chairman of the Board of Directors of the Company. The terms of Mr. Li's employment agreement include (i) an annual base salary of $120,000, (ii) a possible bonus of up to 50% of annual base salary, (iii) a five-year non-qualified stock option to purchase 2,000,000 shares of the Company's Common Stock at a purchase price of $1.75 per share. The NQSO was granted to Mr. Li under the Company's 2001 Stock Plan, which was approved by the Board of Directors of the Company on April 5, 2001. The NQSO is subject to the following vesting schedule: 20% of the shares vest on the first day of the sixth month following the date of grant, an additional 20% of the shares vest on the first anniversary of the date of grant and 2.50% of the shares vest on the first day of each month following the first anniversary of the date of grant. In addition, Mr. Li was granted a non-qualified performance stock option outside of our stock plan for the purchase of up to 2,000,000 shares of our common stock. This non-qualified stock option has an exercise price of $1.75 and vests when the Company first has revenues of $50,000,000. Mr. Li also receives annual compensation in the amount of HK$1,200,000 (approximately US$153,846) from our subsidiary Minghua Group International Holdings (Hong Kong) Limited for services he provides to that company as its Chairman.

         On August 2, 2001, at our annual meeting, we changed our name from PanAgra International Corporation to Minghua Group International Holdings Limited, we amended our certificate of incorporation to increase the authorized number of shares of common stock from 40,000,000 shares to 200,000,000 shares and we added a provision to our certificate of incorporation that allows shareholders to vote by written consent. In addition, we adopted our 2001 Stock Option Plan.

Future Plans

         We currently plan on making the following capital investments in the next twelve months: (i) purchasing real property for our proposed main facility to be located in the Shenzhen district of China at a projected cost of approximately $6-7 million, (ii) purchasing a domestic vehicle manufacturing facility in the Liaoning province of China at a projected cost of approximately $12 million, (iii) producing 110 hybrid vehicles which should cost an estimated $5-6 million, and (iv) advertising and marketing at a projected cost of approximately $2 million.

         Our planned primary facility will have an estimated maximum annual production capacity of 6,000 hybrid vehicles and will be located in the Shenzhen District of China. We have recently acquired land sites for this manufacturing facility as well as for our planned research and development center and employee housing structures. Our acquisition of a domestic vehicle manufacturing facility in the Liaoning province of China is currently being negotiated. We plan on acquiring another plant during the third quarter of 2001 in Jiangsu province, China. The combined maximum production capacity for the three manufacturing plants is estimated at 11,000 vehicles per annum.

         Currently, we conduct our operations from our Shenzhen office where general administration and research activities are carried out. The production of the first 110 vehicles are covered by non-binding signed letters of intent. These 110 vehicles and subsequent orders will be will be fulfilled at a sub-contracted manufacturing facility until the completion of the main plant's construction or the completion of the acquired plants' refurbishment.

Liquidity and Capital Resources

         Historically, the Company has been a shell company with minimal expenses that were financed primarily through stockholder loans. On December 31, 2000, we had cash, cash equivalents and short-term investments of $804. In April, 2001, we raised $1,500,000 through the sale of 7,500,000 shares of our common stock in a private placement. Of this amount, $1,000,000 was used to pay a portion of the purchase price relating to the acquisition of Ming Hua Group International Holding (Hong Kong) Limited. This acquisition closed on June 22, 2001. On July 31, 2001, we had cash, cash equivalents and short-term investments of $58,512.84. We currently estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations for the next two months if we do not implement our capital plans. However, our cash requirements may vary materially from those now planned due to the results of development, product testing, the timing of our planned capital improvements, the progress of product sales, the regulatory process in China and other jurisdictions where we may market our products and other factors.

         We require substantial new revenues and other sources of capital in order to meet our budgeted expenditures and to continue our operations beyond the next two months. We will be required to raise funds through additional means, including (1) public or private placements of our securities; or (2) licensing our technology. No assurance can be given that we will be successful in arranging financing through any of these alternatives. Failure to obtain such financing will require us to delay the implementation of our business plan or substantially curtail our operations, resulting in a material adverse effect on us.

Forward-looking Statements

         Statements included in this Form 10-QSB which are not historical in nature are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding our future business prospects, plans, objectives, expectations and intentions are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from those projected or suggested in the forward-looking statements, including, but not limited to the inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude the Company from marketing its products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and certain economic, political and social events in China.

                           PART II - OTHER INFORMATION


ITEM 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

         On April 2, 2001, in consideration for providing consulting services, we granted to First Pacific Capital Ltd. ("First Pacific"), a company controlled by Elie Saltoun, our director, a warrant to purchase 500,000 shares of our common stock at an exercise price of $.20 per share. The warrant has a cashless exercise feature. The warrant is subject to the following vesting schedule: the warrant becomes exercisable to purchase 41,667 of the shares of common stock underlying the warrant on first day of each month commencing May 1, 2001 so long as First Pacific does not terminate the consulting agreement; provided, however, that if we terminate the consulting agreement for any reason, then the warrant would automatically become 100% vested on an accelerated basis as of the date of termination. This offering was exempt pursuant to Section 4(2) of the Securities Act.

         On April 5, 2001, as part of the terms of his employment, we granted Ronald C. H. Lui a five-year incentive stock option to purchase 1,000,000 shares of our common stock at a purchase price of $.25 per share, and a five-year non-qualified stock option to purchase 1,000,000 shares of our common stock at a purchase price of $.25 per share. The ISO and the NQSO were granted to Mr. Lui under our 2001 Stock Plan, which was approved by the board of directors on April 5, 2001 and by our stockholders on August 2, 2001. The ISO and the NQSO are each subject to the following vesting schedule: 20% of the shares underlying the ISO and the NQSO vest on the first day of the sixth month following the date of grant, an additional 20% of the shares underlying the ISO and the NQSO vest on the first anniversary of the date of grant and 2.50% of the shares underlying the ISO and the NQSO vest on the first day of each month following the first anniversary of the date of grant. This vesting schedule was amended from the original vesting schedule set forth in Mr. Lui's option agreements on June 1, 2001 pursuant to a letter agreement that was unanimously approved by the Board. This offering was exempt pursuant to Section 4(2) of the Securities Act.

         On April 5, 2001, we entered into a letter agreement with First Pacific and its affiliates regarding the repayment of a $77,137 shareholder loan made by First Pacific to us. Pursuant to this letter agreement, we agreed to issue to First Pacific 385,685 shares of common stock in full satisfaction of this shareholder loan. The shares represent $77,137 worth of common stock calculated as of the date of the letter agreement (i.e., $.20 per share). First Pacific granted us a general release (including a release for the shareholder loan) in the letter agreement in exchange for such shares. This offering was exempt pursuant to Section 4(2) of the Securities Act.

         On June 22, 2001, we raised $1,500,000 through the sale of 7,500,000 shares of our common stock in a private placement. This offering was exempt from registration pursuant to Regulation D and Regulation S of the Securities Act. Each of the investors was either an accredited investor or a non-U.S. person who received the offer outside of the United States.

         In July 2001, as part of the terms of his employment, we granted Mr. Li Chuquan a five-year non-qualified stock option to purchase 2,000,000 shares of our common stock at a purchase price of $1.75 per share. The NQSO was granted to Mr. Li under our 2001 Stock Plan, which was approved by the board of directors on April 5, 2001. The NQSO is subject to the following vesting schedule: 20% of the shares underlying the NQSO vest on the first day of the sixth month following the date of grant, an additional 20% of the shares underlying the NQSO vest on the first anniversary of the date of grant and 2.50% of the shares underlying the NQSO vest on the first day of each month following the first anniversary of the date of grant. In addition, Mr. Li was granted a non-qualified performance stock option outside of our stock plan for the purchase of up to 2,000,000 shares of our common stock. This non-qualified stock option has an exercise price of $1.75 and vests when the Company first has annual revenues of $50,000,000. This offering was exempt pursuant to Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting of stockholders on August 2, 2001. At the annual meeting, each of Ronald C.H. Lui, Elie Saltoun, Li Chuquan, Chan Kuen Kwong, Fang Wen Ge and Zhuo Wen-Zhi were elected as directors of the Company by the votes set forth below. The purpose of the annual meeting was to
(i) elect six directors for the upcoming year, (ii) authorize an amendment to Minghua's certificate of incorporation in order to increase its authorized number of shares of common stock from 40,000,000 shares to 200,000,000 shares,
(iii) authorize an amendment to the certificate of incorporation in order to change the name of the Company from PanAgra International Corporation to Minghua Group International Holdings Limited, (iv) authorize an amendment to the certificate of incorporation in order to add a provision permitting shareholders to vote by written consent, and (v) vote on a proposal to approve the 2001 Stock Plan. The stockholders approved all the matters presented at the meeting by the following votes:

(1) For election of the following nominees as directors of the Company:


Name                Shares For      Shares Against           Shares Abstained
----                ----------      ------------------       ----------------
Ronald C.H. Lui     10,671,580      600                      0
Elie Saltoun        10,671,580      600                      0
Li Chuquan          10,671,580      600                      0
Chan Kuen Kwong     10,671,580      600                      0
Fang Wen Ge         10,661,180      11,000                   0
Zhuo Wen-Zhi        10,671,580      600                      0

(2) Proposal to authorize an amendment to the Company's certificate of incorporation in order to increase its authorized number of shares of common stock from 40,000,000 shares to 200,000,000 shares.

                                    10,356,970 shares voting for
                                    600 shares voting against
                                    0 shares abstaining
                                    314,610 broker non votes

(3) Proposal to authorize an amendment to the certificate of incorporation in order to change the name of the Company from PanAgra International Corporation to Minghua Group International Holdings Limited.

                                    10,669,080 shares voting for
                                    600 shares voting against
                                    2,500 shares abstaining
                                    0 broker non votes

(4) Proposal to authorize an amendment to the certificate of incorporation in order to add a provision permitting shareholders to vote by written consent.

                                    10,356,370 shares voting for
                                    1,200 shares voting against
                                    0 shares abstaining
                                    314,610 broker non votes

(5)  Proposal to approve the 2001 Stock Plan.

                                    10,345,070 shares voting for
                                    11,500,000 shares voting against
                                    1,000 shares abstaining
                                    314,610 broker non votes

ITEM 5. OTHER INFORMATION.

         In July 2001, we entered into an employment agreement with Mr. Li Chuquan. The terms of Mr. Li's employment as Chairman of the Company provide for
(i) an annual salary of $120,000 plus (ii) an annual bonus of up to 50% of base salary, plus (iii) a five-year non-qualified stock option to purchase 2,000,000 shares of our common stock at a purchase price of $1.75 per share. The NQSO was granted to Mr. Li under our 2001 Stock Plan, which was approved by the board of directors on April 5, 2001. The NQSO is subject to the following vesting schedule: 20% of the shares underlying the NQSO vest on the first day of the sixth month following the date of grant, an additional 20% of the shares underlying the NQSO vest on the first anniversary of the date of grant and 2.50% of the shares underlying the NQSO vest on the first day of each month following the first anniversary of the date of grant. Mr. Li also receives annual compensation in the amount of HK$1,200,000 (approximately US$153,846) from our subsidiary Minghua Group International Holdings (Hong Kong) Limited for services he provides to that company as its Chairman. In addition, Mr. Li was granted a non-qualified performance stock option outside of our stock plan for the purchase of up to 2,000,000 shares of our common stock. This non-qualified stock option has an exercise price of $1.75 and vests when we first have annual revenues of $50,000,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  10.1     Employment Agreement dated July 11, 2001, between the Company and Mr. Li Chuquan

                  10.2     Non-qualified Stock Option Agreement dated July 11, 2001 between the Company and Mr. Li Chuquan

                  10.3     Stock Option Agreement dated July 11, 2001 between the Company and Mr. Li Chuquan

                  10.4     Employment Agreement dated April 5, 2001 between the Company and Mr. Ronald Lui

                  10.5     Incentive Stock Option Agreement dated April 5, 2001 between the Company and Mr. Ronald C.H. Lui

                  10.6     Non-qualified Stock Option Agreement dated April 5, 2001 between the Company and Mr. Ronald C.H. Lui

                  10.7     Amendment to Stock Purchase Agreements, dated April 12, 2001, between the Company and Mr. Ronald
                           C.H. Lui

                  10.8     Consulting Agreement dated April 2, 2001 between the Company and First Pacific

                  10.9     Warrant to Purchase Common Stock dated April 2, 2001 between the Company and First Pacific

                  10.10    Letter Agreement dated April 5, 2001 between the Company and First Pacific

                  10.11    2001 Stock Option Plan*

         ---------------------
* Incorporated by reference to the Definitive Schedule 14A Proxy Statement filed July 3, 2001.


         (b) Form 8-K

                  On July 6, 2001, the Company filed a Current Report on Form 8-K to report that on June 22, 2001, the Company and its newly-formed, wholly-owned subsidiary, Minghua Acquisition Corp., purchased all of the outstanding capital stock of Ming Hua Group International Holding (Hong Kong) Limited pursuant to a stock purchase agreement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
Date: August 20, 2001


                             /s/ Ronald C. H. Lui
                             -----------------------------------------------
                             President and Chief Executive Officer