Form 10QSB/A
period 2001-06-30
PANAGRA INTERNATIONAL CORP/
filed 2001-08-22
CIK 1010566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

Explanatory Note:

         This Amendment to our Form 10-Q filed August 20, 2001 is being filed to correct a typographical error in Item 4, section 5 regarding the proposal to approve the 2001 Stock Plan. The number of votes cast against the 2001 Stock Plan was incorrectly stated as 11,500,000 and is being corrected in this Amendment to reflect the correct number which is 11,500.


                           PART II - OTHER INFORMATION


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

                                    10,356,370 shares voting for
                                    1,200 shares voting against
                                    0 shares abstaining
                                    314,610 broker non votes

         (5) Proposal to approve the 2001 Stock Plan.

                                    10,345,070 shares voting for
                                    11,500 shares voting against
                                    1,000 shares abstaining
                                    314,610 broker non votes

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
Date: August 22, 2001

                                /s/ Ronald C.H. Lui
                                ------------------------------------------------
                                President and Chief Executive Officer