Form 10QSB
period 2001-09-30
PANAGRA INTERNATIONAL CORP/
filed 2001-11-19
CIK 1010566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                 --------------

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


               54 Pine Street, 4th Floor, New York, New York 10005
                    (Address of Principal Executive Offices)

                                 (212) 809-8009
                (Issuer's Telephone Number, Including Area Code)

          One World Trade Center, 85th Floor, New York, New York 10048
                                 --------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X              NO
         ---           ---

As of November 15, 2001, the Company had 39,959,185 shares of Common Stock, par value $0.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes               No  X
   ------           -------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                    I N D E X



                                                                        Page No.


CONSOLIDATED BALANCE SHEETS
     September 30, 2001 and December 31, 2000                               3


CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and nine months ended September 30, 2001 and 2000 and cumulative amounts since inception June 4, 1997
         to September 30, 2001                                              4


CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
     Inception June 4, 1997 to September 30, 2001                           5


CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the three and nine months ended September 30, 2001 and 2000 and cumulative amounts since inception June 4, 1997
         to September 30, 2001                                              6


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                              7

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                  (FORMERLY PANAGRA INTERNATIONAL CORPORATION)
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS



                                                                           (Unaudited)
                                                                          September 30,          December 31,
                                                                               2001                 2000*
                                                                               ----                 -----

                                Assets

Current assets
      Cash                                                                 $     410,050       $      76,885
      Inventory                                                                  210,541             -
      Due from related companies                                                  95,787             415,076
      Prepaid expenses and other current assets                                  369,220               6,242
                                                                           -------------       -------------

              Total current assets                                             1,085,598             498,203
                                                                           -------------       -------------

Property, plant and equipment - at cost                                          363,687             230,666
      Less: accumulated depreciation                                             (99,744)            (51,945)
                                                                           -------------       -------------

                                                                                 263,943             178,721
                                                                           -------------       -------------

Intangible asset
      Patent rights                                                              169,603             -
                                                                           -------------       -------

              Total assets                                                 $   1,519,144       $     676,924
                                                                           =============       =============

                Liabilities and Stockholders' Deficiency

Current liabilities
      Note payable - bank                                                  $     794,598       $     691,341
      Accrued liabilities                                                        168,284              21,613
      Due to stockholders                                                     11,031,696           9,715,623
                                                                           -------------       -------------

                 Total liabilities                                            11,994,578          10,428,577
                                                                           -------------       -------------

Commitment

Stockholders' Deficiency
      Common stock                                                               399,592             128,340
      Additional paid in capital                                                 942,265             -
      Deficit accumulated during the development stage                       (11,817,291)         (9,879,993)
                                                                           -------------       -------------

              Total stockholders' deficiency                                 (10,475,434)         (9,751,653)
                                                                           --------------      --------------

              Total liabilities and stockholders' deficiency               $   1,519,144       $     676,924
                                                                           =============       =============

*Restated
        The accompanying notes are an integral part of the consolidated financial statements.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                  (FORMERLY PANAGRA INTERNATIONAL CORPORATION)
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Period Ended September 30,                      Cumulative
                                                                   --------------------------                     Amounts Since
                                                      Three Months                        Nine Months            Inception June 4,
                                                      ------------                        -----------          1997 to September 30,
                                                  2001             2000              2001              2000          2001
                                                  ----             ----              ----              ----          ----



Income                                         $      -        $        -        $       -        $        -          $      -

Cost and expenses
     General and administrative
         expenses                                   941,398          964,264        1,896,384            970,108          3,163,520
     Research and development of
         core technology                               -           8,612,730             -             8,612,730          8,612,730
                                               ------------    -------------     ------------     --------------      --------------

Operating loss                                     (941,398)      (9,576,994)      (1,896,384)        (9,582,838)       (11,776,250)


Other expense
     Interest expense                                15,468             -              40,914              -                 41,041
                                               ------------    -------------     ------------     --------------      --------------

Net loss                                       $   (956,866)   $  (9,576,994)     $(1,937,298)    $   (9,582,838)    $  (11,817,291)
                                               ============-   =============      ===========     ================     =============


Net loss per share of common stock
                                               $       (.02)   $       (.34)     $      (.06)     $         (.34)     $       (.41)
                                               =============    ============      ===========      ==============      ============
Weighted average number of
     shares of common stock                      39,845,957       28,000,000       32,370,693         28,000,000         28,800,805
                                               ============       ==========       ==========     ==============      ==============



                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                  (FORMERLY PANAGRA INTERNATIONAL CORPORATION)
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                  INCEPTION JUNE 4, 1997 TO SEPTEMBER 30, 2001
                                   (UNAUDITED)



                                                                                                                        Deficit
                                                                                                                      Accumulated
                                               Common Stock                  Common Stock             Additional       During the
                                             $.12834 Par Value              $.01 Par Value             Paid In        Development
                                         Shares         Amount          Shares         Amount          Capital          Stage
                                         ------         ------          ------         ------      -----------------   ---------
Common stock issued -
     June 4, 1997                        10,000    $     1,283           -         $     -        $     -              $   -

     Net loss for the period
      December 31, 1999                    -              -              -               -              -                  (289)
                                         ------    -----------     ------------    -----------    ------------    --------------

Balance - December 31, 1997              10,000          1,283           -               -              -                  (289)

     Net loss for the year                 -              -              -               -              -                (3,209)
                                         ------    -----------     ------------    -----------    ------------   --------------

Balance - December 31, 1998              10,000          1,283           -               -              -                (3,498)

  Shares issued at par
     Value - March 30, 1999             990,000        127,057           -               -              -               -

     Net loss for the year                 -              -              -               -              -                  (302)
                                       --------    -----------     ------------    -----------    ------------   --------------

Balance - December 31, 1999           1,000,000        128,340           -               -              -                (3,800)

     Net loss for the year                 -              -              -               -              -            (9,876,193)
                                     ----------    -----------     ------------    -----------    ------------   --------------

Balance - December 31, 2000           1,000,000        128,340           -               -              -            (9,879,993)

Shares issued at $.20 - April 5            -              -             385,685          3,857          73,280           -
Shares issued at $.20 - April 17           -              -           7,500,000         75,000       1,425,000          -
Shares issued at par value -
     June 22                               -              -          28,000,000        280,000          -                -
Recapitalization* - June 22          (1,000,000)      (128,340)       3,600,000         36,000        (498,280)         -
Dividend paid - June 22                    -              -            -                 -          (1,000,000)          -
Shares issued at $2.00 -
     July 23                               -              -             473,500          4,735         942,265

     Net loss for the period               -              -              -               -              -            (1,937,298)
                                     ----------    -----------     ------------    -----------    ------------   --------------

Balance - September 30, 2001                -      $      -          39,959,185    $   399,592    $    942,265   $   (11,817,291)
                                     ==========    ===========     ============    ===========    ============   ===============


*See Footnote 1 regarding recapitalization of Ming Hua Group
International Holding (Hong Kong) Limited

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                  (FORMERLY PANAGRA INTERNATIONAL CORPORATION)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                        Cumulative
                                                                                                                      Amounts Since
                                                                          Period Ended September 30,                    Inception
                                                                                                                     June 4, 1997 to
                                                                   Three Months                      Nine Months       September 30,
                                                                   ------------                      -----------
                                                            2001                2000           2001          2000           2001
                                                            ----                ----           ----          ----           ----
   Cash Flows From Operating Activities
        Net loss                                         $   (956,866)   $   (9,576,994) $ (1,937,298)  $(9,582,838)  $ (11,817,291)
        Adjustments to reconcile net loss to net
        cash provided by operating
          activities:
            Depreciation and amortization                      19,551            -             47,799        -              99,688
            Changes in operating assets and
                 liabilities:
                     Inventory                               (210,541)           -           (210,541)       -            (210,541)
                     Prepaid expenses and
                         other assets                        (173,054)           -            (43,689)       -            (464,951)
                     Accruals                                 108,637            -            146,671        -             168,284
                                                         ------------    --------------  ------------   -----------  -------------
        Net cash used in operating
            activities                                     (1,212,273)       (9,576,994)   (1,997,058)  (9,582,838)    (12,224,811)
                                                         ------------    --------------  ------------   -----------  -------------

   Cash Flows From Investing Activities
         Purchase of patent rights                            -                  -           (169,603)       -            (169,603)
         Purchases of property and equipment                 (116,639)           -           (133,021)       -            (363,687)
                                                         ------------    --------------  ------------   -----------  -------------

        Net cash used in investing activities                (116,639)           -           (302,624)       -            (533,290)
                                                         ------------    --------------  ------------   -----------  -------------

   Cash Flows From Financing Activities
        Due to stockholders and related
          parties - net                                       549,218         9,363,297     1,316,073    9,369,141      11,031,696
        Proceeds from issuance of common
   stock                                                      947,000            -          2,213,517        -           2,341,857
        Dividend paid                                          -                 -         (1,000,000)       -          (1,000,000)
        Notes payable - bank - net                            128,200           691,341       103,257      691,341         794,598
                                                         ------------    --------------  ------------   -----------  -------------
        Net cash provided by financing
            activities                                      1,624,418        10,054,638     2,632,847   10,060,482      13,168,151
                                                         ------------    --------------  ------------   ----------   -------------

   Net Increase In Cash                                       295,506           477,644       333,165      477,644         410,050

   Cash - beginning of period                                 114,544            -             76,885        -                -
                                                         ------------    --------------  ------------   -----------     ----------

   Cash - end of period                                  $    410,050    $      477,644  $    410,050    $ 477,644      $  410,050
                                                         ============    ==============  ============    =========      ==========

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                  (FORMERLY PANAGRA INTERNATIONAL CORPORATION)
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


1.   BUSINESS DESCRIPTION AND ORGANIZATION

     NAME CHANGE AND REORGANIZATION

         On August 2, 2001, an amendment to the Company's certificate of incorporation was made changing the name of the Company from Panagra International Corporation ("Panagra") to Minghua Group International Holdings Limited ("Minghua USA").

         Panagra, formerly United Network Technologies, Inc., was incorporated under the laws of the State of New York on February 29, 1996. The Company and its newly-formed subsidiary, Minghua Acquisition Corp., a Delaware corporation ("Acquisition Corp."), incorporated June 2001, acquired all the outstanding stock of Ming Hua Group International Holding (Hong Kong) Limited ("Minghua Hong Kong"), a corporation incorporated under the laws of the Hong Kong Special Administrative Region of the Peoples Republic of China on June 4, 1997.

         On June 22, 2001, Minghua USA acquired all the outstanding shares of Minghua Hong Kong, whose sole asset is an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. ("Minghua China"), a Peoples Republic of China corporation. The transaction was effected by paying to the Ming Hua Hong Kong stockholders $1,000,000 and issuing 28,000,000 additional Minghua USA common shares that resulted in the Ming Hua Hong Kong shareholders owning approximately 70% of the outstanding shares of Minghua USA and having control of Minghua USA after this transaction.

         For financial reporting purposes, this transaction was recorded as a recapitalization of Minghua Hong Kong. Minghua Hong Kong is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of Minghua USA.

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                  (FORMERLY PANAGRA INTERNATIONAL CORPORATION)
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

     TECHNOLOGY

         Minghua China is the owner of patented technology ("Technology") relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system. Minghua China produced a prototype hybrid vehicle ("Minghua Hybrid Vehicle") in 2000 and will initially attempt to sell the Minghua Hybrid Vehicle to the public transportation market in China. Minghua China has not made any sales of Minghua Hybrid Vehicles to date, however, it has entered into 4 non-binding letters of intent for the sale of up to 110 Minghua Hybrid vehicles. All manufacturing by Minghua China of the Minghua Hybrid Vehicle will be done in China. The Company's future intent is to license its technology in other countries.

         The Company believes that the Minghua Hybrid Vehicle differs from other environmentally protective vehicles in the Chinese market primarily due to its parallel composite power system where the diesel engine and the electric power system can be used alternatively and independently and the battery recharges while the Minghua Hybrid Vehicle is running on diesel fuel.

         In 1999, the rights to the result of the Research and Development ("R&D") expenditures to discover the technology (pending patent rights), which were substantially complete, were transferred to Minghua China from Mr. Li Chuquan and Mr. Wang Chun Fu ("Developers"), who were also stockholders who had effective control of Minghua China. This transfer was deemed to be a transfer between entities under common control and was therefore recorded on Minghua China's records at the Developers' accumulated historical cost basis. The Developers accumulated R&D expenditure at the time of transfer was approximately $8.6 million, which was expensed by Minghua China as R&D with a corresponding note payable to the Developers recorded. The R&D activities to develop the technology started in 1994.

         In February 2001, Minghua China had an appraisal done on the technology by Shenzhen Zhong - Dexin Assets Appraisal Co., Ltd. appraisers licensed by the Ministry of Finance of the People's Republic of China. The appraisal report valued the technology at approximately $64,050,000.

     CAPITAL RESOURCES AND BUSINESS RISKS

         The Company remains in the development stage and all future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At September 30, 2001 and December 31, 2000, currrent liabilities exceeded current assets by $10,908,980 and $9,930,374, respectively. Additional capital resources through future new offerings of securities will be needed in order to accomplish the Company's present marketing, technology development and manufacturing programs. The Company plans on making the following expenditures:
i) purchasing real property for the proposed main facility in the Shenzhen District of China, ii) purchasing a domestic vehicle manufacturing facility in the Liaoning Province of China (iii) producing 16 hybrid vehicles in 2001 and
(iv) advertising and marketing. The manufacturing facilities and other operations in China, as well as the business financial condition and results of operations are, to a significant degree, subject to economic, political and social events in China. The Company expects to make further investments in China in the future. Therefore, the business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China. The limited performance history of hybrid powered vehicles and the emerging nature of the target markets makes forecasting future sales unpredictable and cause operating results to fluctuate from quarter to quarter.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                  (FORMERLY PANAGRA INTERNATIONAL CORPORATION)
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.   BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

     CAPITAL RESOURCES AND BUSINESS RISKS

         The Company has obtained patents in China, Germany and Japan and has filed additional patent applications in various countries, including the United States of America, the European Union, Republic of Korea and Singapore. Intellectual property protection measures may not be sufficient to prevent misappropriation of the technology or competitors may independently develop technologies that are substantially equivalent or superior to the Company's technology. Legal systems of many foreign countries, including China, do not protect intellectual property rights to the same extent as the legal system of the United States. If the Company cannot adequately protect the proprietary information and technology, the business, financial condition and results of operations could be materially adversely affected.


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

       RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK TRANSACTIONS

         On April 2, 2001, Ronald C.H. Lui became the Chief Executive Officer, President and a director of Minghua USA. Mr. Lui on that date entered into a Stock Purchase Agreement with Elie Saltoun, Director of Minghua USA (then named Panagra), in which Mr. Lui acquired 2,195,878 shares of common stock from Mr. Saltoun and his affiliates for $180,000, using his personal funds. As of April 2, 2001, the shares purchased by Mr. Lui represented approximately 61% of the outstanding capital stock. As of September 30, 2001, Mr. Lui's shares represent approximately 5% of the outstanding common stock, due to the later issuances, by Minghua USA of 7,973,500 shares in two private placements effected under Regulation S and Regulation D of the Securities Act of 1933 and the 28,000,000 shares issued to a related party on June 22, 2001, in connection with the purchase of Minghua USA.

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                  (FORMERLY PANAGRA INTERNATIONAL CORPORATION)
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.     BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

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

         On April 17, 2001, Minghua USA closed on the first private placement of an aggregate 7,500,000 shares of its Common Stock with aggregate gross proceeds to Minghua USA (before expenses) of $1,500,000. $70,000 of the proceeds of the private placement was raised from the sale of Common Stock to accredited investors in transactions exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Regulation D promulgated thereunder. The remaining $1,430,000 of the proceeds of the private placement was raised from the sale of Common Stock to non-U.S. persons in transactions exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Regulation S promulgated thereunder.

         On June 22, 2001, 28,000,000 shares of common stock were issued, pursuant to a stock purchase agreement with Mr. Li Chuquan, (Chairman of the Board of Directors as of June 23, 2001) and Mr. Chan Kuen Kwong (Director as of August 2, 2001) (collectively, the "Sellers"). The stock purchase agreement, signed April 27, 2001, was between Minghua USA, Acquisition Corp. and the Sellers for their stock interest in Minghua Hong Kong. Pursuant to the agreement, Acquisition Corp. paid $1,000,000 to the Sellers and delivered 28,000,000 shares of Minghua USA common stock to the Sellers. Minghua USA funded the cash amount and issued the shares on behalf of Acquisition Corp. as a capital contribution to Acquisition Corp.

         Upon the closing of the stock purchase agreement with the Sellers, Mr. Li Chuquan obtained a controlling interest in Minghua USA and Minghua USA, indirectly, through Acquisition Corp. and Ming Hua Hong Kong, obtained a controlling interest in Minghua China.

         During the period from July 23, 2001 through September 30, 2001, Minghua USA raised $947,000 in gross proceeds through the private placement of 473,500 shares of its common stock ($2.00/share) under Regulation S and Regulation D of the Securities Act. A certificate evidencing 400,000 of these shares has already been delivered. The delivery of certificates evidencing the remaining 73,500 shares has been delayed because Minghua USA lost all of the executed subscription agreements and related private placement documents for the 73,500 shares on September 11, 2001 as a result of the terrorist attack. These documents have since been reexecuted and obtained from subscribers and the Company has given its transfer agent instructions to issue these shares and deliver certificates evidencing these shares to the subscribers.

         On August 2, 2001 an amendment to the certificate of incorporation was made, increasing the authorized shares of common stock of Minghua USA from 40,000,000 shares to 200,000,000 shares.

         Pursuant to a Placement Agency Agreement with Chicago Investment Group Incorporated, a registered broker dealer, the gross proceeds of $947,000 raised by Minghua USA during this period from July 23, 2001 to September 30, 2001, were initially placed into an escrow account. Chicago Investment Group is entitled to a ten percent (10%) commission on all amounts raised by Minghua USA in the private placement. Accordingly, $94,700 was paid out of the escrow account to Chicago Investment Group. Minghua USA left $800 in the escrow account to keep it open and the remaining $851,500 was deposited into Minghua USA's bank account.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The consolidated financial statements for all periods presented, include the financial statements of Minghua USA, Acquisition Corp., Ming Hua Hong Kong and Minghua China. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and all significant intercompany transactions have been eliminated.

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

       MINORITY INTEREST IN SUBSIDIARIES

         The Company records minority interest expense, which reflects the portion of the earnings of Minghua China, which to that are applicable to the minority interest common stockholders (15% September 30, 2001, 30% December 31,
2000). The stockholders are not required to fund the Company's deficits, therefore, no minority interest in subsidiary was recorded at September 30, 2001 and December 31, 2000.

       START-UP COSTS

         The  Company,  in  accordance  with  the  provisions  of  the  American
Institute of Certified Public Accountants' Statement of Position (SPO) 98-5, "Reporting on the Costs of Start-up Activities," expenses all start-up and organizational costs as they are incurred.

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

       INVENTORIES

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consisted of raw materials and purchased parts totaling $210,541 at September 30, 2001.

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

         Depreciation on property and equipment charged to expense were $19,551 and $47,799 for the three months and nine months ended September 30, 2001 and $-0- for the three months and nine months ended September 30, 2000.

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

         Components of the caption Intangible Assets - net in the consolidated balance sheets at September 30, 2001 and December 31, 2000 consisted of:

                                            September 30,  December 31,
                                               2 0 0 1        2 0 0 0
                                               -------        -------

 Patent rights                             $     169,603   $      -
 Less: accumulated amortization                    -              -
                                           -------------   --------------

           Total Intangible Assets - Net   $     169,603   $      -
                                           =============   ==============


         The patent was developed by the Company and its stockholders with the cost recorded as Research and Development expense. The capitalized cost represents the amount paid in February 2001 to reacquire a portion of the minority interest in the patent.

         The patent will be considered placed in service when the Company starts generating revenue from the sale of the Minghua Hybrid Vehicles.

       ADVERTISING COSTS

         All costs associated with advertising and promoting products are expensed in the period incurred. Advertising expense was $ 117,289 and $155,472 for the three months and nine months ended September 30, 2001 and $-0- for the three months and nine months ended September 30, 2000, respectively.

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

         For tax purposes, the Company was required to defer costs incurred prior to its beginning actual business operations. To date these deferred costs total approximately $935,000. Once operations begin, these costs will be amortized over a 60 month period.

       RESEARCH AND DEVELOPMENT COSTS

         Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. There were no material expenditures for research and development for the three months and nine months ended September 30, 2001 and 2000.

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                  (FORMERLY PANAGRA INTERNATIONAL CORPORATION)
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       COMPREHENSIVE LOSS

         The Company, under SFAS 130, is required to report the changes in shareholders' equity from all sources during the period, including foreign currency translation adjustments. The amount of foreign currency translation gain or loss for the three months and nine months ended September 30, 2001 and 2000 was not material.


3.     ACQUISITION OF A SUBSIDIARY

         Ming Hua Hong Kong acquired 70% of the outstanding common stock shares of Minghua China, on July 16, 2000 for $793,270. This stock acquisition has been accounted for as a transfer of net assets under common control, with Minghua China's assets and liabilities transferred to Ming Hua Hong Kong at their historical carrying values. Included in the assets deemed to have been received by Ming Hua Hong Kong was the patent, (which had earlier been transferred to Minghua China by Minghua Hong Kong's stockholders) which had no historical cost basis. Included in the liabilities received from Minghua China was a non-interest bearing loan payable of $9,108,327 to the Ming Hua Hong Kong stockholders for the benefits of the Research and Development expenditures they incurred. The net liabilities recorded at the date of the transaction amounted to $8,275,290. Combined with the $793,270 cash paid the total decrease in net assets was $9,068,560. Of this amount, $8,612,730, equal to the amounts spent on research and development by the Ming Hua Hong Kong shareholders to develop the patent, was recorded as research and development expense. The remaining $455,830 was recorded in general and administrative expenses as reorganization and other expenses. Because Minghua China had net liabilities at the acquisition date and shareholders have no obligation to contribute additional capital, no minority interest was recognized for the 30% interest owned retained by the original Minghua China shareholders. Minghua China's loss has been included in the consolidated financial results of the Company from its date of acquisition.

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


4.     STOCK OPTION PLAN

         On April 5, 2001, Minghua USA's 2001 Stock Option Plan was adopted by the board of directors and was approved by Minghua USA's shareholders at the stockholders' annual meeting on August 2, 2001. Pursuant to the 2001 option plan, Minghua USA may grant incentive and nonstatutory (nonqualified) stock options to key employees and directors of Minghua USA and its subsidiaries. A total of 20,000,000 shares of common stock have been reserved for issuance under the Plan. No employee may be granted options for more than 2,000,000 shares under the Plan in any one fiscal year.

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                  (FORMERLY PANAGRA INTERNATIONAL CORPORATION)
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


4.     STOCK OPTION PLAN (Continued)

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

         The Company granted an additional 2,000,000 stock options under a 5 year nonqualified stock option and these options are exercisable at $1.75 per share.

         All of the aforementioned options are subject to the following vesting schedule:

a. 20% of the shares vest on the first day of the sixth month following the date of grant.

b. 20% of the shares vest on the first annual anniversary of the date of grant.

c. 2.5% of the shares vest on the first day of each month following the first annual anniversary of the date of grant.

         In addition, 2,000,000 nonqualified performance stock options were issued outside the stock option plan to a director at $1.75 per share that vest only if the Company's annual revenues reach $50,000,000.


5.     PROPERTY AND EQUIPMENT

       Property and equipment at cost consists of:
                                                   September 30,   December 31,
                                                    2 0 0 1          2 0 0 0
                                                  ------------  ---------------

         Transportation equipment                 $     73,171    $    58,118

         Office, computer software and equipment       290,516        172,548
                                                  ------------    -----------

                                                       363,687        230,666
         Less: accumulated depreciation                (99,744)       (51,945)
                                                  ------------    -----------

                                T O T A L         $    263,943    $   178,721
                                                  ============    ===========


6.     NOTES PAYABLE - BANK

         This bank loan consists of a credit line agreement, denominated in Chinese Yuan Renminbi, from a Chinese bank secured by a guarantee given by a related party. The United States dollar equivalent of the outstanding loan balance at September 30, 2001 and December 31, 2000 was $794,598 and $691,341, respectively.

         Total interest expense incurred was $15,468 and $40,914 for the three months and nine months ended September 30, 2001 and $-0- for the three months and nine months ended September 30, 2000.

7.     COMMITMENTS

       LEASE COMMITMENTS

         The Company leases office space from a related company, under a long-term non-cancellable lease agreement with annual rent escalations of 8%.

         Minimum future rental payments under the non-cancellable operating lease as of September 30, 2001 for each of the next five years and in the aggregate are as follows:

Period Ended
September 30,                                     Amount
------------                                      ------
2002                                            $ 417,014
2003                                              450,376
2004                                              486,405
2005                                              478,352
2006 and thereafter                                   -
                                                  --------

Total Minimum Future Rental Payments           $1,832,147
                                                ==========

         Totalrent expense paid to the related Company was $183,817 and $504,570 for the three months and nine months ended September 30, 2001 and $-0- for the three months and nine months ended September 30, 2001.

       EMPLOYMENT CONTRACTS

         The Company has employment agreements with a director and officer, which are terminable at will by the Company and the director and officer. In addition to a base salary, the agreements provide for a bonus up to 50% of annual base salary based on pretax earnings.


8.     COMMON STOCK

         The Company's capital structure as of September 30, 2001 and December 31, 2000 were as follows:

                     COMMON STOCK - Par Value:
                         $.01 at September 30, 2001 and $.00458 at
                              December 31, 2000

                         September 30, 2001:
                              Authorized - 200,000,000 shares
                              Issued and outstanding - 39,959,185 shares

                         December 31, 2000:
                              Authorized - 28,000,000 shares
                              Issued and outstanding - 1,000,000 shares

         The December 31, 2000, information is that of Minghua Hong Kong, restated to reflect the equivalent Minghua USA shares.

9.     SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid for:
                                                                   June 4, 1997
                       Three Months           Nine Months           (Date of
                          Ended                  Ended            Inception) to
                       September 30,          September 30,       September 30,
                       -------------          -------------       ------------
                2 0 0 1          2 0 0 0    2 0 0 1    2 0 0 0     2 0 0 1
                -------          -------    -------    -------     -------

Interest       $15,468         $    -      $ 40,914    $  -         $41,042
               =======         =========   ========    ======       =======

Income Taxes   $   -           $     -     $    -      $  -         $   -
                               =======     =========   ========     =======


10.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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


11.    RESTATEMENT OF DECEMBER 31, 2000 FINANCIAL STATEMENTS

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

         The audited statements for December 31, 2000 for Ming Hua Hong Kong contained in the SEC Form 8K filed on September 18, 2001, were restated in SEC Form 8K/A on November 2, 2001, to reflect all the above accounting changes.

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

Recent Developments

         Our office headquarters was located at One World Trade Center, 85th Floor, New York, NY 10048. Due to the destruction of the World Trade Center on September 11, 2001, our office headquarters were totally destroyed. Ronald C.H. Lui, our President and Director, was not in the office at the time that the devastation occurred. None of our management nor our office staff were injured in the attack.

         Our headquarters have been re-located to 54 Pine Street, New York, New York 10005 and we have begun the recovery process from the loss of our former offices. Since our primary operations are based in the Peoples Republic of China, management does not believe that the destruction of our executive office headquarters will have a material adverse effect on our operations or financial condition.

         Our new executive offices are being sublet to us from CH Ventures, Inc., a Delaware corporation controlled by our Chief Executive Officer and director, Ronald C. H. Lui. The sublease is pursuant to an oral month to month arrangement. Under this arrangement, we pay CH Ventures $5,000 per month. Unless renewed, the main lease between CH Ventures, Inc. and the owner of the premises (and our sublease) will expire on March 31, 2002. Upon termination of the main lease (or upon sooner termination of the sublease by either party to it) we will need to find a new location for our executive offices.

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

         Our planned primary facility will have an estimated maximum annual production capacity of 6,000 hybrid vehicles and will be located in the Shenzhen District of China. We are in the process of acquiring land sites for this manufacturing facility as well as for our planned research and development center and employee housing structures. Our acquisition of a domestic vehicle manufacturing facility in the Liaoning province of China is currently being negotiated. We plan on acquiring another plant some time during the first half of next year in Wuhan City, Hubei Province, People's Republic of China. The combined maximum production capacity for the three manufacturing plants is estimated at 11,000 vehicles per annum.

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

Liquidity and Capital Resources

         Historically, we were a shell company with minimal expenses that were financed primarily through stockholder loans. On September 30, 2001 and December 31, 2000, we had cash, cash equivalents and short-term investments of $410,000 and $77,000, respectively. In April, 2001, we raised $1,500,000 through the sale of 7,500,000 shares of our common stock in a private placement. Of this amount, $1,000,000 was used to pay a portion of the purchase price relating to the acquisition of Ming Hua Group International Holding (Hong Kong) Limited. This acquisition closed on June 22, 2001. During the period from July 23, 2001 through September 30, 2001, we raised an additional $947,000 for working capital purposes through the private placement of 473,500 shares of our common stock. We currently estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations for the next four months if we do not implement our capital plans. However, our cash requirements may vary materially from those now planned due to the results of development, product testing, the timing of our planned capital improvements, the progress of product sales, the regulatory process in China and other jurisdictions where we may market our products and other factors.

         The amount of debt due to stockholders increased $1,316,073 from $9,715,623 at December 31, 2000 to $11,031,696 at September 30, 2001. This
amount was loaned to us to support our working capital needs.

         We require substantial new revenues and other sources of capital in order to meet our budgeted expenditures and to continue our operations beyond the next four months. We will be required to raise funds through additional means, including (1) public or private placements of our securities; (2) additional stockholder or other loans or (3) licensing our technology. No assurance can be given that we will be successful in arranging financing through any of these alternatives. Failure to obtain such financing will require us to delay the implementation of our business plan or substantially curtail our operations, resulting in a material adverse effect on us.

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

         During the period from July 23, 2001 through September 30, 2001, we raised $947,000 in gross proceeds through the private placement of 473,500 shares of our common stock ($2.00/share) under Regulation S and Regulation D of the Securities Act. A certificate evidencing 400,000 of these shares has already been delivered. The delivery of certificates evidencing the remaining 73,500 shares has been delayed because we lost all of the executed subscription agreements and related private placement documents for the 73,500 shares on September 11, 2001 as a result of the terrorist attack. These documents have since been re-executed and obtained from subscribers and we have given our transfer agent instructions to issue these shares and deliver certificates evidencing these shares to the subscribers.

         Pursuant to a Placement Agency Agreement with Chicago Investment Group Incorporated, a registered broker dealer, the gross proceeds of $947,000 raised by us during the period from July 23, 2001 through September 30, 2001 were initially placed into an escrow account. Chicago Investment Group is entitled to a ten percent (10%) commission on all amounts raised by us in the private placement. Accordingly, $94,700 was paid out of the escrow account to Chicago Investment Group. We left $800 in the escrow account to keep it open and the remaining $851,500 was deposited into our bank account.

         In connection with the private placement, in instances where we relied on Regulation S, (a) the subscriber was neither a U.S. person nor acquiring the shares for the account or benefit of any U.S. person, (b) the subscriber agreed not to offer or sell the shares (including any pre-arrangement for a purchase by a U.S. person or other person in the U.S.) directly or indirectly, in the United States or to any natural person who is a resident of the United States or to any other U.S. person as defined in Regulation S unless registered under the Securities Act and all applicable state laws or an exemption from the registration requirements of the Securities Act and similar state laws is available, (c) the subscriber made his, her or its subscription from the subscriber's residence or offices at an address outside of the U.S. and (d) the subscriber or the subscriber's advisor has such knowledge and experience in financial and business matters that the subscriber is capable of evaluating the merits and risks of, and protecting his interests in connection with an investment in us. In instances where we relied on Regulation D, we relied upon Rule 506 and (a) the subscriber was an Accredited Investor (as defined in Regulation D), (b) the subscriber invested in us for his own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (c) the subscriber agreed not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (d) the subscriber represented that he had knowledge and experience in financial and business matters such that he is capable of evaluating the merits and risks of an investment in us, (e) the subscriber had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (f) the subscriber had no need for the liquidity in his investment in us and could afford the complete loss of such investment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held our annual meeting of stockholders on August 2, 2001. At the annual meeting, each of Ronald C.H. Lui, Elie Saltoun, Li Chuquan, Chan Kuen
Kwong, Fang Wen Ge and Zhuo Wen-Zhi were elected as our directors by the votes set forth below. The purpose of the annual meeting was to (i) elect six directors for the upcoming year, (ii) authorize an amendment to our certificate of incorporation in order to increase our authorized number of shares of common stock from 40,000,000 shares to 200,000,000 shares, (iii) authorize an amendment to the certificate of incorporation in order to change our name from PanAgra International Corporation to Minghua Group International Holdings Limited, (iv) authorize an amendment to the certificate of incorporation in order to add a provision permitting shareholders to vote by written consent, and (v) vote on a proposal to approve the 2001 Stock Plan. The stockholders approved all the matters presented at the meeting by the following votes:

(1) For election of the following nominees as our directors:


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

(2) Proposal to authorize an amendment to our certificate of incorporation in order to increase the authorized number of shares of common stock from 40,000,000 shares to 200,000,000 shares.

                                    10,356,970 shares voting for
                                    600 shares voting against
                                    0 shares abstaining
                                    314,610 broker non votes

(3) Proposal to authorize an amendment to our certificate of incorporation in order to change our name from PanAgra International Corporation to Minghua Group International Holdings Limited.

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

                                    10,356,370 shares voting for
                                    1,200 shares voting against
                                    0 shares abstaining
                                    314,610 broker non votes

(5)  Proposal to approve the 2001 Stock Plan.

                                    10,345,070 shares voting for
                                    11,500 shares voting against
                                    1,000 shares abstaining
                                    314,610 broker non votes

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

None.

         (b) Form 8-K

         On July 6, 2001, we filed a Current Report on Form 8-K to report that on June 22, 2001, we and our newly-formed, wholly-owned subsidiary, Minghua Acquisition Corp., purchased all of the outstanding capital stock of Ming Hua Group International Holding (Hong Kong) Limited pursuant to a stock purchase agreement.

         On September 17, 2001, we filed a Current Report on Form 8-K to report that our executive offices, which were located on the 85th floor of Tower 1 of the World Trade Center, were destroyed as the result of the terrorist attack of September 11, 2001. Our new office is located at 54 Pine Street, 4th Floor, New York, New York 10005.

         On November 2, 2001, we filed an Amendment to our Current Report on Form 8-K/A and amended our Current Report on Form 8-K filed July 6, 2001. The purpose of the Amendment was to restate our financials for the period ended December 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
Date: November 16, 2001



                                 /s/ Ronald C. H. Lui
                                 ---------------------------------------
                                 President and Chief Executive Officer