Form 10KSB
period 2001-12-31
PANAGRA INTERNATIONAL CORP/
filed 2002-04-15
CIK 1010566

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001

                                                        OR

[__]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

                                          Commission file number 0-30183

                                   MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                                  (Name of Small Business Issuer in Its Charter)

                            New York                                              13-3874771
                 (State or Other Jurisdiction of                               (I.R.S. Employer
                 Incorporation or Organization)                               Identification No.)

          54 Pine Street, 4th Floor, New York, New York                              10005
            (Address of Principal Executive Offices)                              (Zip Code)

                                               (212) 809-8015
                              (Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                                       Name of Each Exchange
                 Title of Each Class                                    On Which Registered

                  _________________                                      _________________

Securities registered under Section 12(g) of the Exchange Act:

                                      Common Stock, $0.01 par value per share

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes ___X___ No _______

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

         The issuer did not have any revenues for its most recent fiscal year.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of April 9, 2002 is: $6,086,302.53.

         As of April 9, 2002 there were 48,841,992 shares of the issuer’s common stock outstanding.

                                                      PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Background

         Minghua Group International Holdings Limited was formerly known as PanAgra International Corporation and prior to that United Network Technologies, Inc.  We were incorporated under the laws of the State of New York with the name United Network Technologies, Inc. on February 29, 1996.  On October 2, 1998, our name was changed to PanAgra International Corporation and on August 2, 2001 our name was changed to Minghua Group International
Holdings Limited.

         From our inception until June 22, 2001, we were relatively inactive with limited operations and no operating revenue.  During that period our only activities were organizational ones, directed at developing our business plan and conducting a limited search for business opportunities.

         On April 2, 2001 Ronald C. H. Lui, currently our Chief Executive Officer, President, Treasurer,
Secretary and a director, entered into a Stock Purchase Agreement with Elie Saltoun, who, at that time was our
Chief Executive Officer and a director and is currently a director, and Mr. Saltoun’s affiliates pursuant to which Mr. Lui acquired control of Minghua by purchasing 2,195,878 shares of our common stock from Mr. Saltoun and his affiliates for $180,000.  Mr. Lui acquired the shares using his personal funds.

         On April 27, 2001, we and our newly-formed subsidiary, Minghua Acquisition Corp., entered into a Stock
Purchase Agreement with Mr. Li Chuquan and Mr. Chan Kuen Kwong relating to the purchase by Minghua Acquisition
Corp. of all of the outstanding capital stock of Minghua Group International Holding (Hong Kong) Limited, a
corporation existing under the laws of the Hong Kong Special Administrative Region of the Peoples Republic of
China (sometimes referred to in this report as Minghua Hong Kong).  Minghua Hong Kong has, as its only material asset, an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicles Co. Ltd, a corporation existing under the laws of the Peoples Republic of China (sometimes referred to in this report as the
Environmental Vehicle Company).

         Pursuant to the agreement, Minghua Acquisition Corp. paid $1,000,000 to the sellers and delivered
28,000,000 shares of our common stock to the sellers at the closing of the transactions contemplated by the agreement.  We funded the cash amount and issued the shares on behalf of Minghua Acquisition Corp. as a capital contribution to Minghua Acquisition Corp.  We now indirectly control the Environmental Vehicle Company.  The acquisition was consummated on June 22, 2001.  Shortly after the closing of the acquisition Mr. Li Chuquan became our Chairman.

         The Environmental Vehicle Company was established in June 2000 as a joint venture enterprise, with equity interests held by Minghua Hong Kong and Shenzhen Minghua Investment Co., Ltd. at 85% and 15%,
respectively.  As noted above, we acquired Minghua Hong Kong and as a result became the indirect owner of an 85%
equity interest in the Environmental Vehicle Company.  The Environmental Vehicle Company’s main business is the development, production and sale of hybrid vehicles.  We do not have any significant operations other than indirectly as the result of our indirect equity interest in the Environmental Vehicle Company.  We are a holding company and all of the information in this memorandum relating to the development, operation, marketing and commercialization of hybrid environmental vehicles refers to activities conducted by the Environmental Vehicle
Company.

         The Environmental Vehicle Company’s hybrid electric vehicle is the culmination of over five years of research and development initially conducted by Mr. Wang Chun Fu, the Environmental Vehicle Company’s chief technical officer.

Hybrid Electric Buses

         In September 2000, the Environmental Vehicle Company successfully developed a prototype hybrid electric bus (MH6720).  The MH6720 model was presented at China’s Hi Tech Fair where the Environmental Vehicle Company’s hybrid technology project received recognition as a Key Industrial Project by the Shenzhen municipal government.
Tests were conducted by accredited institutions such as the Shenzhen Academy of Metrology and Quality Inspection,
and the MH6720 received excellent reviews.  We believe that our hybrid power technology is our competitive advantage.  Our diesel bus will automatically charge its battery and then switch to electric power to become virtually silent and totally emission-free as it transports passengers through city streets or rural routes.

         Our hybrid vehicle is powered by an advanced parallel composite system that combines a diesel engine and an electric power system.  This configuration is coupled with a switch that allows the driver to select the energy source (diesel or electric) depending on travel conditions.  For instance, lower speed and short distances in urban areas will only require battery operation.  When using the battery power system, our vehicle is virtually silent and totally emission free.

         Our hybrid electric vehicle combines fuel efficiency with high performance.  The prototype hybrid electric bus (MH6720) is equipped with a fuel-efficient diesel engine that conforms to European II emission standards and an electric power system which consists of low maintenance batteries that recharge themselves when the vehicle is running on diesel fuel.  According to tests conducted by Shenzhen Academy of Metrology and Quality
Inspection in December 2000, our hybrid electric bus uses half the volume of diesel fuel compared to the amount used by conventional diesel buses traveling the same distance.  Moreover, unlike other hybrid vehicles which require the use of fuel sources not readily available to the public such as fuel cells powered by combustible materials such as hydrogen, our vehicle uses diesel which can be purchased in any gas station and therefore, no additional infrastructure is required to provide sources of energy for our diesel engine.  In addition, we believe that the recharging of the batteries and switching of power sources are undetectable to passengers who will only experience a smooth and comfortable ride.

         Performance parameters for the MH6720  are as follows:

                                                                       Diesel                 Electric
                           Max vehicle speed..........................  90 kph                75 kph
                           Continuous driving distance-..............  800 km                100 km
                           Maximum incline........................      n/a                     30%
                           Fuel consumption per 100 km............          Less than 10 liters
                           Number of Passengers ..................              21 +  1 (driver)

Product Development

         After launching of MH6720, we plan on developing several additional models, from a 22-passenger mini bus to a 54-passenger coach.  We believe that the proposed deluxe model will boast a comfortable ride with plush seats and state-of-the-art accessories.  In addition, we intend to be equipped to customize each bus according to the customers’ individual specifications.

Hybrid Technology:  Series vs. Parallel

         Hybrid vehicles combine two sources of energy such as a battery powered electric motor and a conventional internal combustion engine.  There are two types of hybrid environmental vehicles.  The  “Series”
hybrid uses the heat powered by a generator to supply electricity to the battery pack and electric motor.  There is no mechanical connection between the hybrid power unit and the wheels.  The “Parallel” hybrid combines a small internal combustion engine or gas engine and an electric motor powered by batteries to propel the car.  There is a direct mechanical connection between the hybrid power unit and the wheels similar to that used in a conventional vehicle.

         Our buses will be equipped with an advanced form of “Parallel” hybrid systems that we believe will allow them to run at performance levels superior to those of conventional diesel buses as well as purely electric vehicles.

Competitive Advantages

         We believe that our product is superior to other types of environmentally protective vehicles in China based on the following features:

         1.       Our product is equipped with an advanced parallel composite power system.  This means that the diesel engine and the electric power system can be used alternatively or independently, depending on the travel conditions.  A switch allows the driver to change from diesel fuel to electric power for optimum fuel efficiency.

         2.       When our vehicle is operating on its battery, it achieves zero-emissions.

         3.       The diesel engine’s emission levels complies with existing European II environmental standards.

         4.       The batteries used in our vehicles can be recharged while the vehicle is running on diesel fuel, thus allowing the vehicle to run for longer periods on electric power than other hybrid or electric vehicles.

         5.       Our hybrid electric vehicle has a power monitoring system that prevents the occurrence of short circuits.

         6.       Diesel fuel consumption in our vehicle is 40% to 50% lower than conventional diesel buses when used together with the battery.

Market

         We believe that the market is ripe for the emergence of hybrid electric vehicles and the current market potential for our product is global.  We believe that the demand is high while the supply is limited due to inadequate resources in the global market to produce these environmentally-compatible vehicles.  Major manufacturers are each taking a unique approach to addressing this demand and are aggressively developing hybrid vehicles for worldwide distribution in the future.

         Although patents have already been received from China, Germany and Japan to-date, we intend to focus initially on the local public transportation sector in China.  We do not plan to export our hybrid vehicles directly to other countries due to prohibitive costs which may be incurred in order to adhere to various government regulations and tax levies. However, we have patent applications pending in 16 countries and we may negotiate license agreements with manufacturers in other countries in the future.  These licensing agreements would potentially provide us with the opportunity for global recognition and would facilitate the delivery of our hybrid electric buses to the rest of the world.

Business Opportunities

         We believe the opportunities for business development are promising due to (i) the global market potential for high performance, energy efficient, hybrid powered buses, (ii) the fact that our buses have been tested and are ready for commercial production, and (iii) the potential for licensing and royalty agreements worldwide.

Location and Facilities

         Our planned initial facility will have an estimated maximum annual production capacity of 1,000 to 1,500 hybrid vehicles and will be located in the Liaoning province of China.  We plan on acquiring another plant during the first half of 2002 in Hubei province, China.  The combined maximum production capacity for the these manufacturing plants is estimated at 3,500 vehicles per year.

         On November 18, 2001 we established the Environmental Protection Electric Vehicle Research and
Development Center in Shenzhen China.  The research and development center has retained 21 researchers and other staff members who are currently working on a second generation electric battery for use in Minghua’s hybrid vehicles.  The Environmental Vehicle Company owns all of the assets of the research and development center and will be responsible for operating the center.  The Environmental Vehicle Company has invested approximately
U.S.$500,000 in the research and development center through December 31, 2001.

         Currently, we conduct our operations from our Shenzhen office where general administration and research activities are carried out.  The production of the first 110 vehicles are covered by non-binding signed letters of intent.  These 110 vehicles and subsequent orders will be fulfilled at a sub-contracted manufacturing facility until the completion of the acquired plants’ refurbishment.

Goals

         We would like to become China’s leading manufacturer of hybrid electric vehicles and a key competitor in the global market.  For our investors, our goal is to deliver high shareholder value, excellent quantitative returns in the future, and the satisfaction of contributing to an important environmental cause.  We are committed to our role as a major contributor to worldwide research and development efforts of environmentally compatible vehicles.

         In order to become an employer of choice and achieve high levels of growth and profitability, we will work to build a healthy corporate culture.  Some of the areas that we will focus on are:

         *                 Honest and open communications with customers, employees and Investors         *
Integrity
         *                 Rewarding prudent risk taking, innovation and performance
         *                 Maintaining a strong focus on our customers
         *                 Teamwork
         *                 Hiring, developing and retraining the best people we can find
         *                 Maintaining a flat organizational structure

         Once we have raised sufficient capital, a top priority will be identifying and hiring people to fill key positions, particularly marketing and sales.  In order to complete our management team, we need to hire a chief financial officer, director of sales and marketing, director of human resources, director of operations, director of finance and a director of product development.

Hybrid Vehicle Progress World-wide

         We believe that declining oil reserves, and global warming concerns have launched the world’s industrialized nations on a search for alternative fuel sources, which are efficient and environmentally sound.

         Motor vehicles account for a significant percentage of carbon monoxide and nitrogen oxide emissions in the world’s metropolitan areas; hence, government and private sectors in several countries have pooled their resources in order to develop low emission and energy-efficient vehicles that address consumers’ needs for safe and convenient means of transportation.

         Furthermore, there is severe air pollution in China and in many Chinese cities, the exhaust from motor vehicles’ internal combustion engines is the primary cause of this pollution.  China’s 5-year plans have consistently included plans to control environmental pollution and have encouraged pilot projects to experiment with electric/hybrid vehicles, however insufficient investment has stalled the realization of these goals.

         In 1993, the U.S. Department of Energy together with the three largest American auto manufacturers,
General Motors, Ford and DaimlerChrysler launched the five-year cost-shared Hybrid Electric Vehicle Program to develop energy-efficient, affordable and low-emission hybrid electric vehicles.  Its goals merged with the
Partnership For A New Generation of Vehicles which is comprised of seven federal agencies, The United States
Council for Automotive Research, The National Laboratories, universities, suppliers, DaimlerChrysler Corp., Ford
Motor Co. and General Motors Corp.

         In the northeast region of the United States, NAVC, a public-private partnership of companies, public agencies and university and federal laboratories, promotes and manages several projects involving hybrid electric technology in medium and heavy-duty applications.  The project supporters were encouraged by the results of a year-long testing project in 2001 which yielded 30% to 65% fuel economy improvements and 50% to 60% lower emissions than conventional heavy-duty diesel vehicles.

         A prototype 40-ft. hybrid transit bus, built by Nova Bus using Lockheed Martin’s HybriDrive TM
Propulsion System, was introduced in Boston in January 2001, after over three years of research funded by the
Demonstration of Universal Electric Transportation Subsystems Consortium and the Federal Transit Administration.
Nova Bus is also working with the New York City Metropolitan Transit Authority on a pilot program that includes placing several diesel-electric hybrid buses into service.

         A few projects are currently in place within the European Union.  Research and development efforts are primarily geared towards the mass transit systems.  Governments of certain countries like the Netherlands and
Luxembourg are focused on reducing car use, a leading cause of pollution in metropolitan areas, by developing city transport systems which consists of lightweight low-emission and energy-efficient buses.  In 1998, the
Netherlands started a 3-year test period for hybrid buses in the city of Rotterdam, Netherlands.  In 1997,
Luxembourg began running some hybrid buses as part of their mass transit system so that these vehicles can be tested in normal service conditions for several years.  As indicated in their abstract, the batteries used in the bus can be charged by regenerative braking, overnight charging, quick charging at a central station near the city centers and by using auxiliary power units.

         In Germany, hybrid buses are presently used to provide regular service between the Alpine cities of
Oberstdorf, Sonthofen and Kempten.  These Mercedes Benz O 405 NUH-model buses are equipped with an electric wheel-hub drive system, a low-emission Euro-2 diesel engine and 4 traction batteries which can be recharged when brakes are applied.  The batteries can also be charged in their recharging stations when the bus is not in service at night.

         In Japan, Honda and Toyota have introduced their hybrid vehicles to the public.  Toyota Prius won car of the year in 1997 while Honda’s Insight, a sporty two-seater coupe, was hailed by environmentalists as the best car in the U.S. market when it was introduced in 2000.

The Future of Hybrid Buses

         We believe that there is significant potential for hybrid vehicle applications for both personal and public transport.  Governments and automobile manufacturers continue to seek technological advances in environmentally compatible drive systems.  The challenges that automobile manufacturers have to overcome are lowering cost and improving performance on its models, so that hybrid vehicles can compete with conventional vehicles in the global market.  These issues aside,  we believe that hybrid technology still remains a promising option for the new millennium.

         The following is a brief summary of recent and future developments in hybrid vehicles:

         *        Honda Insight and Toyota Prius continue to generate high sales in Japan
         *        Volvo unveiled its diesel-electric truck in 2000 and it is currently being tested.
         *        General Motors Co. plans to introduce its full-size pickup truck with hybrid electric propulsion in 2004.
         *        Nissan Diesel Motor Co. plans to install new hybrid-power system in its trucks.
         *        Chrysler is working on its Citadel concept hybrid gasoline-electric vehicle on a platform that is a cross between a sport utility vehicle and the classic British sports coupe.
         *        Ford Motor Co. completed the P2000 prototype and is currently developing another hybrid concept called the Prodigy.
         *        Mercedes Benz continues to research alternative drive systems for its hybrid electric buses.

Marketing Strategy

         Since the completion of the MH6720 prototype, our team has been exhibiting it at trade shows in China and the vehicle has received excellent reviews.  Another prototype, the MH6120,  has recently been completed and is currently being tested.  Both the MH6720 and MH6120 will be exhibited at future trade shows.  Additional exposure will be achieved through print media.  To date, articles regarding our buses have been printed in newspapers in China as well as in the United States.  Our management team has also met with Chinese officials who have expressed interest in ordering our vehicles because they conform to environmental standards, although no orders have been placed to date.

Activities To Date

         We have made progress in recent months towards getting our vehicles mass produced.  We have entered into non-binding letters of intent for the sale of 110 vehicles, commenced negotiations on the acquisition of two manufacturing plants, and established a research and development center.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our U.S. executive offices are being sublet to us from CH Ventures, Inc., a Delaware corporation controlled by our Chief Executive Officer and director, Ronald C. H. Lui.  The sublease is pursuant to an oral month to month arrangement.  Under this arrangement, we pay CH Ventures $5,000 per month.  Unless renewed, the main lease between CH Ventures, Inc. and the owner of the premises (and our sublease) will expire on June 30,
2002.  Upon termination of the main lease (or upon sooner termination of the sublease by either party to it) we will need to find a new location for our executive offices.

         Minghua Hong Kong rents office space from its wholly-owned subsidiary Keytop Holdings Limited.  Keytop is party to a lease for the office space which is located on the 54th floor of No. 18 Harbour Road, Wanchai, Hong
Kong.

         Minimum future rental payments under the non-cancellable operating lease as of December 31, 2001 for each of the next five years and in the aggregate are as follows:

         Period ended
         December 31,                                Amount

         2002                                        $539,647

         2003                                         539,647

         2004                                         441,688

         2005                                         304,546

         2006 and
         thereafter                                  1,487,351

Total Minimum Future Rental Payments                 3,222,879

         Total rent expense for December 31, 2001 and 2000 was $415,652 and $170,916, respectively, of which
$356,649 and $170,916 was paid to a related party for the years ended December 31, 2001 and 2000, respectively.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the last quarter of fiscal year 2001.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

         Our common stock is quoted on the NASD Over-the-Counter Electronic Bulletin Board under the symbol
“MGHA”.  The following table sets forth, for the periods indicated, the high, low and close prices for the common stock as reported on the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

       FISCAL
       YEAR                    QUARTER

                                                        HIGH              LOW              CLOSE

       2000                    December 31, 2000        $0.375            $0.375           $0.375

       2001                    March 31, 2001           $0.1567           $0.1567          $0.1567
                               June 30, 2001            $1.88             $1.88            $1.88
                               September 30, 2001       $1.35             $1.02            $1.02
                               December 31, 2001        $0.90             $0.90            $0.90

                 The number of holders of record of our common stock as of January 3, 2002 was 321.

         We have not paid any cash dividends with respect to our common stock.  We presently intend to retain future earnings to finance our development and expansion and therefore do not anticipate the payment of any cash dividends in the foreseeable future.  Payment of future dividends, if any, will depend upon our future earnings and capital requirements and other factors that our board of directors considers appropriate.

Recent Sales of Unregistered Securities

         The following sets forth information regarding all sales of our unregistered securities during fiscal year 2001.  All of the shares issued by us were exempt from registration under the Securities Act by reason of
Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, or were exempt by reason of the application of Regulation S.

         1.       On April 2, 2001, in consideration for providing consulting services, we granted to First
Pacific Capital Ltd. (“First Pacific”), a company controlled by Elie Saltoun, our director, a warrant to purchase
500,000 shares of our common stock at an exercise price of $.20 per share.  The warrant has a cashless exercise feature.  The warrant is subject to the following vesting schedule: the warrant becomes exercisable to purchase
41,667 of the shares of common stock underlying the warrant on first day of each month commencing May 1, 2001 so long as First Pacific does not terminate the consulting agreement; provided, however, that if we terminate the consulting agreement for any reason, then the warrant would automatically become 100% vested on an accelerated basis as of the date of termination.  This offering was exempt pursuant to Section 4(2) of the Securities Act.

         2.       On April 5, 2001, as part of the terms of his employment, we granted Ronald C. H. Lui a five-year incentive stock option to purchase 1,000,000 shares of our common stock at a purchase price of $.25 per share, and a five-year non-qualified stock option to purchase 1,000,000 shares of our common stock at a purchase price of $.25 per share.  The ISO and the NQSO were granted to Mr. Lui under our 2001 Stock Plan, which was approved by the board of directors on April 5, 2001 and by our stockholders on August 2, 2001.  The ISO and the
NQSO are each subject to the following vesting schedule: 20% of the shares underlying the ISO and the NQSO vest on the first day of the sixth month following the date of grant, an additional 20% of the shares underlying the
ISO and the NQSO vest on the first anniversary of the date of grant and 2.50% of the shares underlying the ISO and the NQSO vest on the first day of each month following the first anniversary of the date of grant.  This vesting schedule was amended from the original vesting schedule set forth in Mr. Lui’s option agreements on June
1, 2001 pursuant to a letter agreement that was unanimously approved by the Board.  This offering was exempt pursuant to Section 4(2) of the Securities Act.

         3.       On April 5, 2001, we entered into a letter agreement with First Pacific and its affiliates regarding the repayment of a $77,137 shareholder loan made by First Pacific to us.  Pursuant to this letter agreement, we agreed to issue to First Pacific 385,685 shares of common stock in full satisfaction of this shareholder loan.  The shares represent $77,137 worth of common stock calculated as of the date of the letter agreement (i.e., $.20 per share).  First Pacific granted us a general release (including a release for the shareholder loan) in the letter agreement in exchange for such shares. This offering was exempt pursuant to
Section 4(2) of the Securities Act.

         4        In April 2001 we sold 350,000 shares of our common stock at a purchase price of $0.20 per share for aggregate gross proceeds of $70,000 to 3 U.S. investors, who were all Accredited Investors.  We relied on
Rule 506 of Regulation D in connection with this private placement.

         5.       In April 2001 we sold 7,150,000 shares of our common stock at a purchase price of $0.20 per share for aggregate gross proceeds of $1,430,000 to 29 investors who were not U.S. Persons in offers and sales made outside of the United States in reliance on Regulation S of the Securities Act.

         6.       In July 2001, as part of the terms of his employment, we granted Mr. Li Chuquan  a five-year non-qualified stock option to purchase 2,000,000 shares of our common stock at a purchase price of $1.75 per share.  The NQSO was granted to Mr. Li under our 2001 Stock Plan, which was approved by the board of directors on
April 5, 2001.  The NQSO is subject to the following vesting schedule: 20% of the shares underlying the NQSO vest on the first day of the sixth month following the date of grant, an additional 20% of the shares underlying the
NQSO vest on the first anniversary of the date of grant and 2.50% of the shares underlying the NQSO vest on the first day of each month following the first anniversary of the date of grant.  In addition, Mr. Li was granted a non-qualified performance stock option outside of our stock plan for the purchase of up to 2,000,000 shares of our common stock.  This non-qualified stock option has an exercise price of $1.75 and vests when the Company first has annual revenues of $50,000,000.  This offering was exempt pursuant to Section 4(2) of the Securities
Act.

         7.       During the period from July 23, 2001 through September 30, 2001, we raised $947,000 in gross proceeds through the private placement of 483,500 shares of our common stock  ($2.00/share).  We sold 400,000 shares for aggregate gross proceeds of $ 800,000 under Regulation S of the Securities Act.  We sold 83,500 shares for aggregate gross proceeds of $167,000 under Rule 506 of Regulation D of the Securities Act.

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

         If we indicate above that we relied on Section 4(2) of the Securities Act, we relied on the following factors in determining the availability of the exemption: (a) the issuance was an isolated private transaction by us which did not involve a public offering; (b) there were only a very limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the stock; (d) the stock was not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offerees and
us.

         If we indicate above that we relied on Regulation S, (a) the subscriber was neither a U.S. person nor acquiring the shares for the account or benefit of any U.S. person, (b) the subscriber agreed not to offer or sell the shares (including any pre-arrangement for a purchase by a U.S. person or other person in the U.S.)
directly or indirectly, in the United States or to any natural person who is a resident of the United States or to any other U.S. person as defined in Regulation S unless registered under the Securities Act and all applicable state laws or an exemption from the registration requirements of the Securities Act and similar state laws is available, (c) the subscriber made his, her or its subscription from the subscriber’s residence or offices at an address outside of the U.S. and (d) the subscriber or the subscriber’s advisor has such knowledge and experience in financial and business matters that the subscriber is capable of evaluating the merits and risks of, and protecting his interests in connection with an investment in Minghua.

         If we indicate above that we relied on Regulation D, we relied upon Rule 506 and (a) the subscriber was an Accredited Investor (as defined in Regulation D), (b) the subscriber invested in Minghua for his own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (c) the subscriber agreed not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (d) the subscriber represented that he had knowledge and experience in financial and business matters such that he is capable of evaluating the merits and risks of an investment in Minghua, (e) the subscriber had access to all documents, records, and books of Minghua pertaining to the investment and was provided the opportunity ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which Minghua possessed or was able to acquire without unreasonable effort and expense, and (f) the subscriber had no need for the liquidity in his investment in Minghua and could afford the complete loss of the investment.

ITEM 6.  PLAN OF OPERATION

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

         Although patents have already been received from China, Germany and Japan to-date, we intend to focus initially on the local public transportation sector in China.  We do not plan to export our hybrid vehicles directly to other countries due to prohibitive costs that may be incurred in order to adhere to various government regulations and tax levies.  However, we have patent applications pending in 16 countries and we plan to negotiate license agreements with manufacturers in other countries.  These licensing agreements may provide us with the opportunity for global recognition and may facilitate the delivery of our state-of-the-art hybrid electric buses to the rest of the world.  The main goal of management for the next six to nine months is to complete the development and production implementation phase and enhance marketing efforts of our hybrid products.

Recent Developments

         Our office headquarters were located at One World Trade Center, 85th Floor, New York, NY 10048.  Due to
the destruction of the World Trade Center on September 11, 2001, our office headquarters were totally destroyed.
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

         Our new executive offices are being sublet to us from CH Ventures, Inc., a Delaware corporation controlled by our Chief Executive Officer and director, Ronald C. H. Lui.  The sublease is pursuant to an oral month to month arrangement.  Under this arrangement, we pay CH Ventures $5,000 per month.  Unless renewed, the main lease between CH Ventures, Inc. and the owner of the premises (and our sublease) will expire on June 30,
2002.  Upon termination of the main lease (or upon sooner termination of the sublease by either party to it) we will need to find a new location for our executive offices.

         On November 18, 2001 we established the Environmental Protection Electric Vehicle Research and
Development Center in Shenzhen China.  The research and development center has retained 21 researchers and other staff members who are currently working on a second generation electric battery for use in Minghua’s hybrid vehicles.  The Environmental Vehicle Company owns all of the assets of the research and development center and will be responsible for operating the center.  The Environmental Vehicle Company has invested approximately
U.S.$500,000 in the research and development center through December 31, 2001.

         On December 11, 2001 we entered into an agreement with Mr. Li Chuquan, our Chairman, relating to the issuance of 8,500,000 shares of our Common Stock to Mr. Li in exchange for the release by Mr. Li of $8,500,000 of the total loans made by Mr. Li to Minghua’s indirect subsidiary, the Environmental Vehicle Company.  We indirectly own 85% of the Environmental Vehicle Company.  The remaining 15% of the Environmental Vehicle Company is owned by Minghua Investment Co., Ltd., an entity controlled by Mr. Li.  The issuance of the shares to Mr. Li was conditioned upon the concurrent execution and delivery of an agreement between Mr. Li and Minghua Investment
Co., Ltd. relating to the release of an additional $1,500,000 of loans in exchange for payment by Minghua
Investment Co., Ltd. to Mr. Li of $1,500,000, which agreement was also effective as of December 11, 2001.
Accordingly, $10,000,000 of the aggregate loans made by Mr. Li were paid off as of December 11, 2001.

Future Plans

         Subject to obtaining sufficient financing, we currently plan on making the following capital investments in the next twelve months: (i)  purchasing a domestic vehicle manufacturing facility in the Liaoning province of
China at a projected cost of approximately $12 million, (ii) producing 110 hybrid vehicles which should cost an estimated $5-6 million, and (iii) advertising and marketing at a projected cost of approximately $2 million.

         Our acquisition of a domestic vehicle manufacturing facility in the Liaoning province of China is currently being negotiated, but is subject to our being able to raise sufficient funds to cover the cost of this acquisition.  We plan on acquiring another plant some time during the first half of this year in Wuhan City,
Hubei Province, People’s Republic of China if our capital raising efforts are successful.  The combined maximum production capacity for the these manufacturing plants is estimated at 3,500 vehicles per annum.

         Currently, we conduct our operations from our Shenzhen office where general administration and research activities are carried out.  The production of the first 110 vehicles are covered by non-binding signed letters of intent.  These 110 vehicles and subsequent orders will be fulfilled at a sub-contracted manufacturing facility until the completion of the acquired plants’ refurbishment.

Liquidity and Capital Resources

         Historically, we were a shell company with minimal expenses that were financed primarily through stockholder loans.  On September 30, 2001 and December 31, 2000, we had cash, cash equivalents and short-term investments of $410,050 and $77,000, respectively.  In April, 2001, we raised $1,500,000 through the sale of
7,500,000 shares of our common stock in a private placement.  Of this amount, $1,000,000 was used to pay a portion of the purchase price relating to the acquisition of Ming Hua Group International Holding (Hong Kong)
Limited.  This acquisition closed on June 22, 2001.  During the period from July 23, 2001 through September 30,
2001, we raised an additional $947,000 for working capital purposes through the private placement of 473,500 shares of our common stock.  We currently estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations for the next four months if we do not begin to implement our capital plans.  However, our cash requirements may vary materially from those now planned due to the results of development, product testing, the timing of our planned capital improvements, the progress of product sales, the regulatory process in China and other jurisdictions where we may market our products and other factors.

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

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements follow the signature page to this Annual Report on Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 3, 2000 we engaged the accounting firm of Livingston Wachtell & Co. LLP as our independent public accountants  to review our interim financial  statements beginning with fiscal quarter ended June 30,
2000, and to audit our financial  statements beginning with fiscal year ended December 31, 2000, and to review our previously filed financial statements for the quarter ended march 31, 2000.  The appointment of new independent public accountants was approved by our Board of Directors.  We amicably concluded our relationship with our former  independent public accountants, Nelson Mayoka & Company, P.C. effective  with the appointment of
Livingston Wacchtell & Co.. There were no disagreements with Nelson Mayoka & Company on any matter of accounting principles or practices,  financial statement disclosure or auditing scope or procedure that would have caused
Nelson Mayoka & Company to make references in their report to such disagreements.  Nelson Mayoka & Company's reports on our financial statements have contained no adverse  opinion or disclaimer or opinion and were not modified as to audit scope or accounting principles.

                                                     PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers of Minghua

         The directors and executive officers of Minghua are as follows:

         Name                       Age            Position

         Li Chuquan                 44             Chairman of the Board

         Ronald C. H. Lui           51             Director, Chief Executive Officer,
                                                   President, Secretary, and Treasurer

         Elie Saltoun               61             Director and Assistant Secretary

         Chan Kuen Kwong            39             Director

         Fang Wen Ge                33             Director
         Zhuo Wen-Zhi               31             Director

Li Chuquan  was appointed Chairman of the Board of Directors on June 23, 2001.  Mr. Li, in addition to serving as
Chairman of the Board of Minghua and the Shenzhen Minghua Environmental Protection Vehicles Co., Ltd,  also acts as Chairman of the Shenzhen Minghua Investment Co., Ltd. and other related companies.  Mr. Li also owns various businesses engaged in property development, hotel operations and trading.  Mr. Li’s primary responsibilities involve business acquisitions, business development and strategic planning.  Prior to establishing the Minghua companies in the early 1990’s, he was general manager of various companies engaged in manufacturing, shipping, trading and service industries.

Ronald C. H. Lui became the Chief Executive Officer, President and a director of Minghua on April 2, 2001.  For the previous five years, Mr. Lui worked for Fuller International Development Ltd., a real estate development company, as the Southeast Asia Regional Director.  Mr. Lui is also the Chairman and controlling stockholder of
Loyalty United (US), Inc., a private investment holding company that was formed in October of 2001 and Chairman of Jihui Capital Services, Inc., a consulting firm.

Elie Saltoun became a director of Minghua in 1999 and until April 2, 2001, he was the Chief Executive Officer and
President of Minghua.  He has been an entrepreneur and private investor since 1972.  Mr. Saltoun is a Managing
Director of First Pacific Capital Ltd., and has extensive experience in Brazil and the Middle East in export securitization, cross currency transactions, and pre-export financing transactions essential to commodities production and distribution.

Chan Kuen Kwong became a director on August 2, 2001.  He is responsible for marketing and business development activities.  Mr. Chan held a 10% equity interest in Ming Hua Group International Holding (Hong Kong) Ltd. prior to the stock purchase agreement entered into between Mr. Li Chuquan, Mr. Chan Kuen Kwong, and Minghua Acquisition
Corp.  From October 1994 to March 2001, Mr. Chan worked for KYW Steel Co Ltd as a sales manager.

Fang Wen Ge became a director on August 2, 2001.  Since November, 1999, Mr. Fang has been the corporate Secretary for ShenZhen MingHua Environmental Protection Vehicles Co., Ltd.  From September, 1994 to October, 1999, Mr. Fang
served as the corporate Secretary of MingHua Group in the People’s Republic of China.

Zhuo Wen-Zhi is currently a nominee for director and if elected will begin serving as a director on August 2,
2001.  Since 1999, Mr. Zhuo has served as General Manager of ShenZhen MingHua Group.  From 1996 to 1999, Mr. Zhuo
was an officer in the Department of Social Insurance and Assurance of Shan Wei District, GuangDong Province.

Engineers

Wang Chun Fu, Chief Engineer.  Mr. Wang designed and developed our hybrid electric vehicle.  Prior to the hybrid vehicle project which he started in 1994, Mr. Wang worked at various automobile companies as chief engineer.

Liao Cui Quan, Assistant Chief Engineer.  Mr. Liao has assisted Mr. Wang in the development of our hybrid environmental vehicle since August 1996.  Prior to becoming the Assistant Chief Engineer he was the technical manager of an electronics company.

Compliance with Section 16(a) of the Exchange Act

         Messrs. Li, Lui, Chan and Saltoun were required to file a Form 5 on February 14, 2002.  A Form 5 was filed on behalf of Mr. Lui on February 19, 2002.  Forms 5 were filed on behalf of Messrs. Li, Chan and Saltoun on
February 20, 2002.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to Minghua’s Chairman, its Chief Executive Officer and each of the other executive officers who earned over $100,000 and were serving at the end of our last fiscal year December 31, 2001, for services in all capacities to Minghua, its subsidiaries and predecessors.

                               Annual Compensation                        Long-Term Compensation

                                                                     Awards                     Payouts

Name                                                   Other                      Securities              All
And Principal                                          Annual       Restricted    Under-lying             Other
Position                                               Comp-        Stock         Options/      LTIP      Compen-
                      Year     Salary         Bonus    ensation     Awards        SARs          Payouts   Sation
                               ($)            ($)      ($)          ($)           (#)             ($)     ($)

Li Chuquan            2001     $129,316(a)     0        0            0             4,000,000    0          0
Chairman
                      2000     0               0        0            0             0            0          0
                      1999     0               0        0            0             0            0          0

Ronald C. H. Lui      2001     $180,000(b)     0        0            0             2,000,000    0          0
Chief Executive
    Officer,
President and
Treasurer
                      2000     0               0        0            0             0            0          0
                      1999     0               0        0            0             0            0          0

______________________________________

(a)      In July of 2001, Minghua entered into an employment agreement with Mr. Li that requires Minghua to pay
         Mr. Li an annual base salary of $120,000.  At the same time, the Environmental Vehicle Company entered into an employment agreement with Mr. Li requiring it to pay Mr. Li an annual base salary of
         HK$1,200,000 (approximately US$153,846).  The amount of salary listed in the above table reflects the pro rated portion of Mr. Li’s annual compensation for the period from July 11, 2001 through December 31,
         2001.  None of such salary has been paid to Mr. Li.  Mr. Li has orally agreed to defer his salary until he gives notice to Minghua and the Environmental Vehicle Company of his desire to be paid out his deferred salary.

(b)      The amount listed in the above table reflects the pro rated portion of Mr. Lui’s annual compensation for the period from April 2, 2001, the date he became the Chief Executive Officer and President of Minghua, through December 31, 2001.

         The following table sets forth the grant of stock options made during the year ended December 31, 2001 to the persons named in the Summary Compensation Table:

                                         OPTION GRANTS IN LAST FISCAL YEAR

                        Number of Securities   % of Total Options
                        Underlying             Granted to Employees                         Expiration Date(d)
Name                    Options Granted        in Fiscal                Exercise
                                               Period(c)                Price per Share

Li Chuquan              4,000,000(a)           66.67%                   $1.75               July 11, 2006

Ronald C. H. Lui        2,000,000(b)           33.33%                   $0.25               April 5, 2006

_______________________________

(a)      This amount is comprised of a non-qualified stock option for the purchase of 2,000,000 shares of our common stock that was granted under our 2001 Stock Plan and a non-qualified performance stock option that was granted to Mr. Li outside of our stock plan for the purchase of up to 2,000,000 shares of our common stock.  The non-qualified stock option that was granted under our 2001 Stock Plan is subject to the following vesting schedule: 20% of the shares underlying that option vested on January 1, 2002, an additional 20% of the shares underlying that option will vest on July 11, 2002 and 2.50% of the shares underlying that option will vest on the first day of each month beginning on August 1, 2002.  The non-qualified stock option that was granted to Mr. Li outside of our 2001 Stock Plan vests only when
         Minghua achieves annual revenues of $50,000,000 on a consolidated basis.

(b)      This amount is comprised of a non-qualified stock option for the purchase of 1,000,000 shares of our common stock that was granted under our 2001 Stock Plan and an incentive stock option for the purchase of 1,000,000 shares of our common stock that was also granted under our 2001 Stock Plan.  Both the non-qualified stock option and the incentive stock option granted to Mr. Lui  are subject to the following vesting schedule: 20% of the shares underlying each of the options vested on October 1, 2001, an additional 20% of the shares underlying each of these options vested on April 5, 2002 and 2.50% of the shares underlying each of these options will vest on the first day of each month beginning on May 1,
         2002.  This vesting schedule was amended from the original vesting schedule set forth in Mr. Lui’s option agreements on June 1, 2001 pursuant to a letter agreement which was unanimously approved by the
         Board.

(c)      Based on a total of 6,000,000 options granted during fiscal year 2001.

(d)      Options may terminate before their expiration date upon death, disability or termination of employment.

         The following table sets forth information with respect to unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 2001.  No stock options were exercised in 2001 by those persons.

                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                         AND FISCAL YEAR-END OPTION VALUES

                               Number of Unexercised                    Value of Unexercised in-
                               Options at Fiscal Year-End #             the-Money Options at Fiscal
                                                                           Year-End($) (a)

Name                           Exercisable     Unexercisable            Exercisable      Unexercisable

Li Chuquan                     400,000         3,600,000                0                0

Ronald C. H. Lui               800,000         1,200,000                $520,000         $780,000
_________________________

(a)      Based on the difference between the option exercise price and the closing price of $0.90 of our common stock as reported on the OTC Bulletin Board on December 31, 2001, the last trading day of 2001.  None of
         Mr. Li’s options are currently in-the-money.  As of December 31, 2001, the exercise price of Mr. Lui’s options were $0.65 less than the closing price of our common stock on the OTC Bulletin Board.

Compensation of Directors

All directors are reimbursed for out-of-pocket expenses in connection with attendance at board of director's and/or committee meetings, but are not otherwise compensated.

Employment Agreements

         In July 2001, we entered into an employment agreement with Mr. Li Chuquan.  The terms of Mr. Li’s employment as Chairman of Minghua provide for (i) an annual salary of $120,000 plus (ii) an annual bonus of up to
50% of base salary, plus (iii) a five-year non-qualified stock option to purchase 2,000,000 shares of our common stock at a purchase price of $1.75 per share.  The non-qualified stock option was granted to Mr. Li under our
2001 Stock Plan, which was approved by the board of directors on April 5, 2001.  The non-qualified stock option is subject to the following vesting schedule: 20% of the shares underlying the option vested on January 1, 2002, an additional 20% of the shares underlying the option will vest on July 11, 2002 and 2.50% of the shares underlying the option will vest on the first day of each month beginning on August 1, 2002.  Mr. Li also receives annual compensation in the amount of HK$1,200,000 (approximately US$153,846) from Minghua Group International
Holdings (Hong Kong) Limited for services he provides to that subsidiary company as its Chairman.  In addition,
Mr. Li was granted a non-qualified performance stock option outside of our stock plan for the purchase of up to
2,000,000 shares of our common stock.  This non-qualified stock option has an exercise price of $1.75 and vests when we first achieve annual revenues of $50,000,000 on a consolidated basis.  Mr. Li has orally agreed to defer his compensation under his employment agreement with us and our subsidiary until he notifies us otherwise.

         On April 5, 2001, we entered into an employment agreement with Ronald C. H. Lui.  The terms of Mr. Lui’s employment as President and Chief Executive Officer include (i) an annual base salary of $240,000, (ii) a possible bonus of up to 50% of annual base salary, (iii) a five-year incentive stock option to purchase 1,000,000 shares of our common stock at a purchase price of $.25 per share, and (iv) a five-year non-qualified stock option to purchase 1,000,000 shares of our common stock at a purchase price of $.25 per share.  The options were granted to Mr. Lui under our 2001 Stock Plan, which was approved by the board of directors on April 5, 2001.  The incentive stock option and the non-qualified stock option are each subject to the following vesting schedule: 20%
of the shares underlying each option vested on October 1, 2001, an additional 20% of the shares underlying each option will vest on April 5, 2002 and 2.50% of the shares underlying each option will vest on the first day of each month beginning on May 1, 2002.  This vesting schedule was amended from the original vesting schedule set forth in Mr. Lui’s option agreements on June 1, 2001 pursuant to a letter agreement which was unanimously approved by the Board.

         On April 2, 2001, we entered into a consulting agreement with First Pacific, an entity controlled by
Elie Saltoun, pursuant to which we retained First Pacific as a consultant.  First Pacific is obligated to cause
Mr. Saltoun, an employee of First Pacific, to perform First Pacific’s obligations under the agreement.  Under the consulting agreement, First Pacific agrees to provide information regarding our prior operations, act as a liaison between us  and our shareholders and other third parties having business relationships with us and respond to inquiries made by our officers and directors.  In consideration for providing these services, we granted to First Pacific a warrant to purchase 500,000 shares of our common stock at an exercise price of $.20 per share.  The warrant has a cashless exercise feature.  The warrant is subject to the following vesting schedule: the warrant becomes exercisable to purchase 41,667 of the shares of common stock underlying the warrant on first day of each month commencing May 1, 2001 so long as First Pacific does not terminate the consulting agreement; provided, however, that if we terminate the consulting agreement for any reason, then the warrant would automatically become 100% vested on an accelerated basis as of the date of termination.

2001 Stock Option Plan

         On April 5, 2001, our 2001 Stock Option Plan was adopted by the board of directors and on August 2, 2001 it was approved by our shareholders at our annual meeting.  Pursuant to the 2001 Stock Plan, we may grant incentive and nonstatutory (nonqualified) stock options to key employees and directors of Minghua.  A total of
20,000,000 shares of common stock have been reserved for issuance under the 2001 Stock Plan.  No employee may be granted options for more than 2,000,000 shares of common stock, or awarded more than 2,000,000 restricted shares under the plan in any one fiscal year.

         The board or any committee designated by the board has the authority to determine the specific terms and conditions of all options and restricted stock awards granted under the plan, including, without limitation, the number of shares subject to each option or restricted stock award, the price to be paid for the shares and the applicable vesting criteria.  The board or a committee designated by the board will make all other determinations necessary or advisable for the administration of the plan.

         The maximum term of options granted under the plan is ten years.  Options granted under the plan are in most cases nontransferable and generally will expire within three months after the termination of the optionee’s services to Minghua.  In general, if the optionee is disabled, dies or retires from his or her service to
Minghua, their option may be exercised up to 12 months following the disability or death, unless the board of directors determines to allow a longer period for exercise.

         The exercise price of incentive stock options must not be less than the fair market value of the common stock on the date of the grant. The authority to grant new options under the plan will terminate on April 5,
2011, unless the plan is terminated prior to that time by the board of directors.

         We currently have 4,000,000 options outstanding under the plan.  2,000,000 of these options are exercisable at $.25 per share of common stock and 2,000,000 of these options are exercisable at $1.75 per share of common stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of  April 7, 2002, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of Minghua.  Also  included are the shares held by all executive officers and directors as a group.

                                                                  Amount   and   Nature   of  Percent of
                                                                  Beneficial Owner            Class
Name and Address of Beneficial Owner                                                          Owned

----------------------------------------------------------------- --------------------------- ---------------
Li Chuquan                                                        34,100,000(a)               69.25%
c/o Suite 1105, 11th Floor, Central Plaza
No.  18 Harbor Rd., Wanchai, Hong Kong

Chan Kuen Kwong                                                   2,800,000                   5.73%
4th Floor, Tuen Mun Centre Building
No. 12 Yan Ching Street, Tuen Mun
New Territories, Hong Kong

Ronald C. H. Lui                                                  2,995,878(b)                6.03%
54 Pine Street
4th Floor
New York, New York  10005

Elie Saltoun                                                      1,041,825(c)                2.13%
54 Pine Street
4th Floor.
New York, New York 10005

Fang Wen Ge                                                       0                           --
c/o Suite 1105, 11th Floor
Central Plaza
No. 18 Harbor Road
Wanchai, Hong Kong

Zhuo Wen-Zhi                                                      0                           --
c/o Suite 1105, 11th Floor
Central Plaza
No. 18 Harbor Road
Wanchai, Hong Kong

All Directors and Officers as                                     40,937,703(a)(b)(c)         81.67%
a Group (the six persons named above)
_________________________________

(a)      Includes 400,000 shares of common stock issuable upon the exercise of vested options held by Mr. Li.

(b)      Includes 800,000 shares of common stock issuable upon the exercise of vested options held by Mr. Lui.

(c)      Includes  758,492 shares of common stock held by First Pacific  Capital Ltd., an affiliate of Mr. Saltoun, and 83,333  shares that could be purchased  by First  Pacific  Capital Ltd.  upon the exercise of a common stock purchase warrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 2, 2001 Ronald C. H. Lui, currently a director of Minghua and its Chief Executive Officer,
President, Secretary and Treasurer, entered into a Stock Purchase Agreement with Elie Saltoun, currently a
Director of Minghua and formerly (i.e., on April 2, 2001) a Director and the President of Minghua, and Mr.
Saltoun’s affiliates pursuant to which Mr. Lui acquired 2,195,878 shares of our common stock from Mr. Saltoun and his affiliates for $180,000.  Mr. Lui acquired the shares using his personal funds.  As of April 2, 2001, the shares purchased by Mr. Lui represented 60.99% of our outstanding capital stock.  As of February 1, 2002, these shares represent 5.27% of our outstanding common stock.  The decrease in Mr. Lui’s percentage interest results from (i) the issuance by Minghua on April 17, 2001 of 7,500,000 shares of our common stock in private placements effected under Regulation S and Regulation D of the Securities Act of 1933, which resulted in gross proceeds to us of $1,500,000, (ii) the issuance by Minghua on June 22, 2001 of 28,000,000 shares of common stock pursuant to a stock purchase agreement with Mr. Li Chuquan and Mr. Chan Kuen Kwong (as described below), (iii) the issuance by Minghua during the period from July 23, 2001 through September 30, 2001, of 473,500 shares of our common stock in a private placement and (iv) the issuance of 8,500,000 shares to Li Chuquan on December 11, 2001 in repayment of debt owed to Mr. Li by the Environmental Vehicle Company.

         On April 5, 2001, we entered into a letter agreement with First Pacific Capital Ltd., an entity controlled by Elie Saltoun (“First Pacific”), and its affiliates regarding the repayment of a $77,137 shareholder loan made by First Pacific to us.  Pursuant to this letter agreement, we agreed to issue to First Pacific 385,685 shares of common stock in full satisfaction of this shareholder loan.  The shares represented $77,137 worth of common stock calculated as of the date of the letter agreement (i.e., $.20 per share).  First Pacific granted us a general release (including a release for the shareholder loan) in the letter agreement in exchange for such shares.

         On April 27, 2001, Minghua and our newly-formed subsidiary, Minghua Acquisition Corp., entered into a
Stock Purchase Agreement with Mr. Li Chuquan and Mr. Chan Kuen Kwong relating to the purchase by Minghua
Acquisition Corp. of all of the outstanding capital stock of Minghua Hong Kong, a corporation existing under the laws of the Hong Kong Special Administrative Region of the Peoples Republic of China.  Minghua Hong Kong holds, as its only material asset, an 85% equity interest in the Environmental Vehicle Company, a corporation existing under the laws of the Peoples Republic of China.  The Environmental Vehicle Company is the owner of patented technology relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system.

         Pursuant to the agreement, Minghua Acquisition Corp. paid $1,000,000 to the sellers and delivered
28,000,000 shares of common stock to the sellers at the closing of the transactions contemplated by the agreement.  We funded the cash amount and issued the shares on behalf of Minghua Acquisition Corp. as a capital contribution to Minghua Acquisition Corp. Minghua now indirectly controls the Environmental Vehicle Company.  The acquisition was consummated on June 22, 2001.  Upon the closing Mr. Li Chuquan obtained a controlling interest in
Minghua and shortly thereafter became the Chairman of Minghua’s board.

         During the period from the inception of the Environmental Vehicle Company through September 30, 2001,
Mr. Li Chuquan, the Chairman of Minghua, loaned the Environmental Vehicle Company $11,031,696 in the aggregate for research and development and working capital purposes.  On December 11, 2001, Minghua issued Mr. Li 8,500,000 shares of its common stock in consideration of Mr. Li’s release of the Environmental Vehicle Company’s obligation to pay $8,500,000 of the aggregate amounts loaned to the Environmental Vehicle Company.  On the same day and as a condition concurrent to Minghua’s issuance of the 8,500,000 shares, Minghua Investment Co., Ltd., the
Environmental Vehicle Company’s only other stockholder (holding a 15% equity interest), paid Mr. Li $1,500,000 in consideration of Mr. Li’s release of the Environmental Vehicle Company’s obligation to pay $1,500,000 of the aggregate amounts loaned to the Environmental Vehicle Company by Mr. Li.

         Our new executive offices are being sublet to us from CH Ventures, Inc., a Delaware corporation controlled by our Chief Executive Officer and director, Ronald C. H. Lui.  The sublease is pursuant to an oral month to month arrangement.  Under this arrangement, we pay CH Ventures $5,000 per month.  Unless renewed, the main lease between CH Ventures, Inc. and the owner of the premises (and our sublease) will expire on September 30,
2002.  Upon termination of the main lease (or upon sooner termination of the sublease by either party to it) we will need to find a new location for our executive offices.

         During the period from October 1, 2001 through April 7, 2002, Ronald C. H. Lui, our Chief Executive
Officer, loaned us, in the aggregate, in excess of $200,000 for working capital purposes.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

Exhibit Number
                   Description

2.1                Stock Purchase Agreement, dated April 27, 2001, among Minghua, Minghua Acquisition
                   Corp., Li Chuquan and Chan Kuen Kwong [Incorporated by reference to Exhibit 2.1 of the
                   Form 8-K filed by Minghua on May 3, 2001]

3.1                Certificate of Incorporation of Minghua

3.2                Certificate of Amendment of Certificate of Incorporation of Minghua [Incorporated by
                   reference to Appendix A of the Definitive Proxy Statement of Minghua that was filed on
                   July 3, 2001]

3.3                Amended and Restated Bylaws of Minghua

4.1                Warrant to Purchase Common Stock, dated April 2, 2001, between Minghua and First Pacific
                   Capital, Ltd. [Incorporated by reference to Exhibit 10.9 of our quarterly report on Form
                   10-QSB that was filed on August 20, 2001]

4.2                Registration Rights Agreement, dated June 22, 2001, among Minghua, Li Chuquan and Chan
                   Kuen Kwong.

4.3                Registration Rights Agreement, dated July 23, 2001, among Minghua and the stockholders of Minghua named in the Registration Rights Agreement.

4.4                Form of Regulation D Subscription Agreement

4.5                Form of Regulation S Subscription Agreement

10.1               Employment Agreement, dated July 11, 2001, between the Company and Li Chuquan.
                   [Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-QSB which was filed on August 20, 2001.]

10.2               Non-Qualified Stock Option Agreement, dated July 11, 2001, between Minghua and Li
                   Chuquan. [Incorporated by reference to Exhibit 10.2 to our quarterly report on Form
                   10-QSB which was filed on August 20, 2001.]

10.3               Stock Option Agreement, dated July 11, 2001, between Minghua and Li Chuquan.
                   [Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-QSB which was filed on August 20, 2001.]

10.4               Employment Agreement, dated April 5, 2001, between Minghua and Ronald C. H. Lui.
                   [Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-QSB which was filed on August 20, 2001.]

10.5               Incentive Stock Option Agreement, dated April 5, 2001, between Minghua and Ronald C. H.
                   Lui. [Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-QSB which was filed on August 20, 2001.]

10.6               Non-qualified Stock Option Agreement, dated April 5, 2001, between Minghua and Ronald C.
                   H. Lui. [Incorporated by reference to Exhibit 10.6 to our quarterly report on Form
                   10-QSB which was filed on August 20, 2001.]

10.7               Amendment to Stock Option Agreements, dated April 12, 2001, between Minghua and Ronald
                   C. H. Lui. [Incorporated by reference to Exhibit 10.7 to our quarterly report on Form
                   10-QSB which was filed on August 20, 2001.]

10.8               Consulting Agreement, dated  April 2, 2001, between Minghua and First Pacific Capital
                   Ltd. [Incorporated by reference to Exhibit 10.8 to our quarterly report on Form 10-QSB which was filed on August 20, 2001.]

10.9               Letter Agreement, dated April 5, 2001, between Minghua and First Pacific Capital Ltd.
                   [Incorporated by reference to Exhibit 10.10 to our quarterly report on Form 10-QSB which was filed on August 20, 2001.]

10.10              2001 Stock Plan [Incorporated by reference to Appendix B of our Definitive Proxy
                   Statement on Schedule 14A which was filed on July 3, 2001.]

10.11              Placement Agency Agreement, dated July 23, 2001, between Minghua and Chicago Investment
                   Group Incorporated.

10.12              Letter Agreement repayment of stockholder loan, dated December 11, 2001, between Minghua and Li Chuquan.  [Incorporated by reference to our current report on Form 8-K which was filed on December 20, 2001.]

         (b)      Reports on Form 8-K

         We filed a Current Report on Form 8-K on December 20, 2001 relating to an event that occurred on
December 11, 2001.  On December 11, 2001 we entered into an agreement with Mr. Li Chuquan, our Chairman, relating to the issuance of 8,500,000 shares of our Common Stock to Mr. Li in exchange for the release by Mr. Li of
$8,500,000 of the total loans made by Mr. Li to our indirect subsidiary, Shenzhen Minghua Environmental
Protection Vehicles Co., Ltd.  Minghua indirectly owns 85% of Shenzhen Minghua Environmental Protection Vehicles
Co., Ltd.  The remaining 15% is owned by Minghua Investment Co., Ltd., an entity controlled by Mr. Li.  The issuance of the Shares was conditioned upon the concurrent execution and delivery of an agreement between Mr. Li and Minghua Investment relating to the release of an additional $1,500,000 of loans in exchange for payment by
Minghua Investment to Mr. Li of $1,500,000, which agreement was also effective as of December 11, 2001.
Accordingly, $10,000,000 of the aggregate loans made by Mr. Li were paid off as of December 11, 2001.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED

By:   /s/ Ronald C. H. Lui
Name: Ronald C. H. Lui
Title: Chief Executive Officer, Treasurer and Secretary

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ Li Chuquan Li Chuquan	Chairman of the Board of Directors	April 9, 2002
/s/ Ronald C. H. Lui Ronald C. H. Lui	Chief Executive Officer, President, Treasurer, Secretary, Principal Accounting Officer and Director	April 9, 2002
Elie Saltoun	Secretary and Directors	April 9, 2002

/s/ Chan Kuen Kwong Chan Kuen Kwong	Directors	April 9, 2002

/s/ Fang Wen Ge Fang Wen Ge	Directors	April 9, 2002

/s/ Zho Wen-Zhi Zho Wen-Zhi	Directors	April 9, 2002

DECEMBER 31, 2001

I N D E X

BRANCH OFFICE 20 LEBANON ROAD SCARSDALE, NY 10583-7122 914-723-3376		TEL 212-840-2595 FAX 212-840-7239 www.lwccpa.com
Livingston, Wachtell & Co., LLP certified public accountants 1140 avenue of the americas new york, ny 10036-5803
LEONARD L. EIGER, C.P.A. SAM BECKER, C.P.A. IRA E. COHEN, C.P.A. JAMES R. GRIMALDI, C.P.A. LAWRENCE GOLDMAN, C.P.A.		JAY J. LIVINGSTON, C.P.A. (1919-1972) THEODORE WACHTELL, C.P.A. (1919-1966) HERBERT H. REYBURN, C.P.A. (1934-1985) IRVING ZUCKERMAN, C.P.A. (1965-1985)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
Minghua Group International Holdings Limited
New York, New York

We have audited the accompanying consolidated balance sheets of Minghua Group International Holdings Limited (a development stage company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2001 and 2000 and from June 4, 1997 (Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minghua Group International Holdings Limited (a development stage company) as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and from June 4, 1997 (Inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

\s\Livingston, Wachtell & Co., LLP

New York, New York
March 25, 2002

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
Assets

Current assets
Cash	$ 34,055	$ 76,885
Due from related companies	95,787	415,076
Prepaid expenses and other current assets	223,854	6,242

Total Current Assets	353,696	498,203

Property, plant and equipment - at cost	748,308	230,666
Less: accumulated depreciation	(150,382)	(51,945)

	597,926	178,721
Intangible asset – Net
Patent rights	295,714	–

Total Assets	$ 1,247,336	$ 676,924

Liabilities and Stockholders’ Deficiency

Current liabilities
Note payable – bank	$ 649,466	$ 691,341
Accrued liabilities	624,147	21,613
Due to stockholder	984,177	9,715,623

Total current liabilities	2,257,790	10,428,577
Total liabilities	2,257,790	10,428,577

Commitments

Stockholders' Deficiency
Common stock	484,692	128,340
Additional paid in capital	10,877,165	-
Deficit accumulated during the development stage	(12,372,311)	(9,879,993)

Total stockholders' deficiency	(1,010,454)	(9,751,653)

Total liabilities and stockholders' deficiency	$ 1,247,336	$ 676,924

See notes to the consolidated financial statements.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31, 2001 2000		Cumulative Amounts Since Inception, June 4,1997 To December 31, 2001
Cost and expenses
General & administrative expenses	$ 2,391,514	$ 1,244,291	$ 3,639,478
Research and development costs	46,445	8,612,730	8,659,175

Operating loss	(2,437,959)	(9,857,021)	(12,298,653)

Other expense
Interest expense	54,359	19,172	73,658
Net loss	$ (2,492,318)	$ (9,876,193)	$ (12,372,311)

Loss per share of common stock:
Basic and diluted	$ (.07)	$ (.35)

See notes to the consolidated financial statements.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

INCEPTION JUNE 4, 1997 TO DECEMBER 31, 2001

                                                                                                           Deficit
                                              Common Stock           Common Stock         Additional    Accumulated
                                           $.12834 Par Value        $.01 Par Value         Paid In      During the
                                                                                                        Development
                                           Shares     Amount       Shares    Amount        Capital        Stage
Common stock issued -
  June 4, 1997                             10,000    $  1,283        -      $   -         $   -        $   -

   Net loss for the period                   -           -           -          -             -               (289)
                                          _______    ________     _______   ________      _________    ____________
Balance - December 31, 1997                10,000       1,283        -          -             -               (289)

   Net loss for the year                     -           -           -          -             -             (3,209)
                                          _______    ________     _______   ________      _________    ____________
Balance - December 31, 1998                10,000       1,283        -          -             -             (3,498)

   Shares issued at par value March 30,
      1999                                990,000     127,057        -          -             -            -

   Net loss for the year                     -           -           -          -             -               (302)
                                        _________    ________     _______   ________      _________    ____________
Balance - December 31, 1999             1,000,000     128,340        -          -             -             (3,800)

   Net loss for the year                     -           -           -          -             -         (9,876,193)
                                        _________    ________     _______   ________      _________    ____________
Balance - December 31, 2000             1,000,000     128,340        -          -             -         (9,879,993)

  Shares issued at $.20 - April 5            -           -         385,685       3,857         73,280      -
  Shares issued at $.20 - April 17           -           -       7,500,000      75,000      1,425,000      -
  Shares issued at par value – June 22       -           -      28,000,000     280,000        -            -
  Recapitalization - June 22*          (1,000,000)   (128,340)   3,600,000      36,000       (498,280)     -
  Dividend paid - June 22                    -           -           -          -          (1,000,000)     -
  Shares issued at $2.00 –
      July 23                                -           -         473,500       4,735        942,265      -
    Shares issued at $2.00 –
       October 1                             -           -          10,000         100         19,900      -
    Shares issued – per debt for equity
       exchange agreement** - December 26
       issuance                              -           -       8,500,000      85,000      8,415,000      -
    Capital contributed – debt to equity
       conversion - December 26              -           -           -          -           1,500,000

    Net loss for the year                    -           -           -          -             -         (2,492,318)
                                        ________     ________    _________   _______      ____________  ___________
Balance – December 31, 2001                  -       $   -      48,469,185   $ 484,692    $10,877,165 $(12,372,311)
                                        ========     ========    =========   ========     =========== =============

*See Footnote 1 regarding recapitalization of Minghua Group International Holding (Hong Kong) Limited
**See Footnote 1 regarding debt to equity conversion of stockholder loan

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                    Amounts Since
                                                                   Years Ended December 31,          Inception
                                                                                                    June 4, 1997 To
                                                                                                     December 31,
                                                                  2001               2000              2001
Cash Flows From Operating Activities
  Net loss                                                    $ (2,492,318)      $ (9,876,193)     $ (12,372,311)
  Adjustments to reconcile net loss to net cash provided by
  operating activities:
      Depreciation and other                                        34,127             51,945             86,016
      Research and development expenses recorded in
           reorganization*                                           -              8,612,730          8,612,730
      Reorganization expenses recorded in reorganization*            -                455,830            455,830
      Changes in operating assets and liabilities:
           Prepaid expenses and other assets                      (115,935)            (6,242)          (537,197)
           Accrued liabilities                                     602,534             21,613            624,147
                                                                ___________         __________    _______________
  Net cash used in operating activities                         (1,971,592)          (740,317)        (3,130,785)
                                                                -----------         ----------    ---------------
Cash Flows From Investing Activities
  Reorganization – net of cash acquired                              -               (320,579)          (320,579)
  Purchase of patent rights                                       (295,714)             -               (295,714)
  Purchases of property and equipment                             (517,642)          (181,128)          (748,308)
                                                                  _________          _________        ___________
  Net cash used in investing activities                           (813,356)          (501,707)        (1,364,601)
                                                                  ---------          ---------        -----------
Cash Flows From Financing Activities
  Due to stockholders and related parties – net**                  239,856          1,316,420          1,335,838
  Proceeds from issuance of common stock**                       3,544,137              -              3,544,137
  Dividend paid                                                 (1,000,000)             -             (1,000,000)
  Notes payable - bank – net                                       (41,875)             2,489            649,466
                                                                 _________          _________          _________
  Net cash provided by financing activities                      2,742,118          1,318,909          4,529,441
                                                                 ---------          ---------          ---------
Net increase (decrease) in cash                                    (42,830)            76,885             34,055

Cash - beginning of period                                          76,885              -                  -
                                                                 _________          _________          _________
Cash - end of period                                          $     34,055       $     76,885       $     34,055
                                                              ============       ============       ============

*See footnotes 3 and 12 regarding reorganization of Ming Hua Group International Holdings (Hong Kong)
 Limited and Subsidiaries.
**See footnote 1 regarding debt to equity conversion of stockholder’s loan.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION AND ORGANIZATION

NAME CHANGE AND REORGANIZATION

The consolidated financial statements of Minghua Group International Holdings Limited, (“Minghua USA”), include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries.

On August 2, 2001, an amendment to the certificate of incorporation was made changing the name of the Company from Panagra International Corporation ("Panagra") to Minghua Group International Holdings Limited.

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

On June 22, 2001, Minghua USA acquired all the outstanding shares of Minghua Hong Kong, whose sole asset is an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. ("Minghua China"), a Peoples Republic of China corporation, (collectively the "Company"). The transaction was effected by paying to the Minghua Hong Kong stockholders $1,000,000 and issuing 28,000,000 additional Minghua USA common shares that resulted in the Minghua Hong Kong shareholders owning approximately 70% of the outstanding shares of Minghua USA and having control of Minghua USA after this transaction. The remaining 15% equity interest in Minghua China is owned by Minghua Investment Co., Ltd. (“Minghua Investment”).

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

A summary of assets and liabilities that, for accounting purposes, were deemed to have been acquired by Minghua Hong Kong from Minghua USA at estimated fair market value as of the date of acquisition (June 22, 2001) was as follows:

              Total assets                                              $      1,155,013
              Total liabilities                                                    6,810
                                                                        ________________
              Fair market value of Minghua USA                          $      1,148,203
                                                                        ================

Accordingly, all references to shares of Minghua Hong Kong common stock have been restated to reflect the equivalent number of Minghua USA shares. In other words, the 1,000,000 Minghua Hong Kong shares outstanding are restated as 28,000,000 common shares, as of June 22, 2001.

The pro forma unaudited results of operations assuming the recapitalization of Minghua Hong Kong occurred as of January 1, 2000, are as follows:

                                                         Year Ended December 31,
                                                                   2000
                                                         -------------------
      Costs and expenses                                     $     9,896,466
                                                             _______________
      Operating loss                                               9,896,466
      Other expenses and taxes                                        20,345
                                                             _______________
      Net loss                                               $     9,916,811
                                                             ===============
      Basic and diluted loss  per share                      $         (.35)
                                                             ===============

These pro forma results are not necessarily indicative of the actual results of operations had the recapitalization taken place as of January 1, 2000 or the results of future operations of the Company. The above schedule consists of the actual historical operations with the addition of Panagra premerger costs and expenses of $40,618 for 2000. The pro forma results of operations for 2001 are not shown above, because Panagra’s pre-merger costs of $8,836 in 2001 were not significant.

TECHNOLOGY

Minghua China is the owner of patented technology ("Technology") relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system. Minghua China produced a prototype hybrid vehicle ("Minghua Hybrid Vehicle") in 2000 and will initially attempt to sell the Minghua Hybrid Vehicle to the public transportation market in China. Minghua China has not made any sales of Minghua Hybrid Vehicles to date. All manufacturing by Minghua China of the Minghua Hybrid Vehicle will be done in China. Minghua Hong Kong and Minghua China have entered into preliminary (non-binding) agreements with two companies to manufacture the Minghua Hybrid Vehicle. The Company's future intent is to license its technology to other countries.

In 1999, the rights to the result of the Research and Development (“R&D”) expenditures to discover the technology (pending patent rights), which were substantially complete, were transferred to Minghua China from Mr. Li Chuquan and Mr. Wang Chun Fu, (“Developers”), who were also stockholders who had effective control of Minghua China. This transfer was deemed to be a transfer between entities under common control and was therefore recorded on Minghua China’s records at the Developers’ accumulated historical cost basis. The Developers accumulated R&D expenditure at the time of transfer was approximately $8.6 million, which was expensed by Minghua China as R&D with a corresponding note payable to the Developers recorded as due to stockholders. The R&D activities to develop the technology started in 1994.

CAPITAL RESOURCES AND BUSINESS RISKS

The Company remains in the development stage and all future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At December 31, 2001 and December 31, 2000, current liabilities exceeded current assets by $1,904,094 and $9,930,374, respectively. Additional capital resources through future new offerings of securities will be needed in order to accomplish the Company's present marketing, technology development and manufacturing plans. The Company plans on making the following expenditures: i) obtaining a domestic vehicle manufacturing facility (ii) producing hybrid vehicles in 2002 and (iii) advertising and marketing. The manufacturing facilities and other operations in China, as well as the business financial condition and results of operations are, to a significant degree, subject to economic, political and social events in China. The Company expects to make further investments in China in the future. Therefore, the business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China. The limited performance history of hybrid powered vehicles and the emerging nature of the target markets makes forecasting future sales unpredictable and cause operating results to fluctuate from quarter to quarter.

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

RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK TRANSACTIONS

On April 2, 2001, Ronald C.H. Lui became the Chief Executive Officer, President and a director of Minghua USA. Mr. Lui on that date entered into a Stock Purchase Agreement with Elie Saltoun, Director of Minghua USA (then named Panagra), in which Mr. Lui acquired 2,195,878 shares of common stock from Mr. Saltoun and his affiliates for $180,000, using his personal funds. As of April 2, 2001, the shares purchased by Mr. Lui represented approximately 61% of the outstanding capital stock. As of December 31, 2001, Mr. Lui's shares represent approximately 5% of the outstanding common stock, due to the later issuances, by Minghua USA of 7,983,500 shares in two private placements effected under Regulation S and Regulation D of the Securities Act of 1933 and the 28,000,000 shares issued to a related party on June 22, 2001, in connection with the purchase of Minghua Hong Kong.

On April 2, 2001, the Company also entered into a consulting agreement with First Pacific Capital Ltd. (“First Pacific”) pursuant to which the Company retained First Pacific as a consultant. First Pacific is obligated to cause Mr. Saltoun, an employee of First Pacific, to perform First Pacific’s obligations under the agreement. Under the consulting agreement, First Pacific agrees to provide information regarding the Company’s prior operations, act as a liaison between the Company and its stockholders and other third parties having business relationships with the Company and respond to inquiries made by the officers and directors of the Company. In consideration for providing such services, the Company granted to First Pacific a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $.20 per share. The warrant has a cashless exercise feature. The warrant is subject to the following vesting schedule: The warrant becomes exercisable to purchase 41,667 of the shares of common stock underlying the warrant on first day of each month commencing May 1, 2001 so long as First Pacific does not terminate the consulting agreement; provided, however, that if the Company terminates the consulting agreement for any reason, then the warrant would automatically become 100% vested on an accelerated basis as of the date of termination. On February 20, 2002, First Pacific exercised its warrants and 372,807 shares were purchased and issued

On April 5, 2001, Minghua USA entered into a letter agreement with First Pacific Capital Ltd. and its affiliates (“First Pacific”) regarding the repayment of a $77,137 stockholder loan made by First Pacific to Minghua USA. Pursuant to such letter agreement, Minghua USA agreed to issue to First Pacific 385,685 shares of common stock in full satisfaction of such stockholder loan. The shares represent $77,137 worth of Minghua USA’s common stock calculated as of the date of the letter agreement (i.e., $.20 per share). First Pacific granted Minghua USA a general release (including a release for the stockholder loan) in the letter agreement in exchange for such shares.

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

Upon the closing of the stock purchase agreement with the Sellers, Mr. Li Chuquan obtained a controlling interest in Minghua USA and Minghua USA, indirectly, through Acquisition Corp. and Minghua Hong Kong, obtained a controlling interest in Minghua China.

During the period from July 23, 2001 through December 31, 2001, Minghua USA raised $967,000 in gross proceeds through the private placement of 483,500 shares of its common stock ($2.00/share) under Regulation S and Regulation D of the Securities Act.

On August 2, 2001, an amendment to the certificate of incorporation was made, increasing the authorized shares of common stock of Minghua USA from 40,000,000 shares to 200,000,000 shares.

Pursuant to a Placement Agency Agreement with Chicago Investment Group Incorporated, a registered broker dealer, the gross proceeds of $967,000 raised by Minghua USA during this period from July 23, 2001 to December 31, 2001, were initially placed into an escrow account. Chicago Investment Group is entitled to a ten percent (10%) commission on all amounts raised by Minghua USA in the private placement. Accordingly, $96,700 was paid out of the escrow account to Chicago Investment Group. Minghua USA left $800 in the escrow account to keep it open and the remaining $869,500 was deposited into Minghua USA’s bank account.

STOCKHOLDERS’ DEBT FOR EQUITY CONVERSION AGREEMENT

On December 11, 2001, Mr. Li Chuquan agreed to receive stock in Minghua USA and Minghua Investment in exchange to discharge Minghua China’s debt obligation to repay him $10 million. Minghua USA issued 8.5 million shares of its common stock value at $1 (average stock price over the 20 day period prior to the agreement) worth $8.5 million. The remaining $1.5 million obligation was converted to $1.5 million of equity in Minghua Investment and was accounted for as additional paid in capital by Minghua Investment to Minghua China. See also notes 2 and 3 relating to minority interest,

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements for all periods presented, include the financial statements of Minghua USA, Acquisition Corp., Minghua Hong Kong, Keytop Holdings Limited and Minghua China. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to financial information for the prior year to conform to the current year’s presentation.

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

The balance sheets of Minghua Hong Kong and Minghua China were translated at period end exchange rates. Expenses were translated at exchange rates in effect during the year, substantially the same as the period end rates.

MINORITY INTEREST IN SUBSIDIARIES

The Company records minority interest expense, which reflects the portion of the earnings of Minghua China, which are applicable to Minghua Investment, which is controlled by Mr. Li Chuquan (15% December 31, 2001 and 30% December 31, 2000). The stockholders are not required to fund the Company's deficits, therefore, no minority interest in subsidiary was recorded at December 31, 2001 and 2000. See also notes 1 and 3 relating to Minority Interest.

START-UP COSTS

The Company, in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities, expenses all start-up and organizational costs as they are incurred. Preproduction design and development costs are expensed as incurred. Costs incurred to design and develop molds, dies and other tools are capitalized as equipment.

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

SIGNIFICANT ESTIMATES

Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of equipment, patent rights, accrued liabilities, stock options and the useful lives for amortization and depreciation.

REVENUE RECOGNITION

The Company adopted the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”) as of January 1, 2000. In SAB 101, the SEC expressed its view that revenue was realizable and earned when the following four criteria were met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

The Company will recognize revenue from the sale of buses in accordance with SAB 101.

CASH AND CASH EQUIVALENTS

The Company invests idle cash primarily in money market accounts, certificates of deposits and short-term commercial paper. Money market funds and all highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents.

PROPERTY AND EQUIPMENT

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121), the Company recognizes an “impairment charge” when the expected net undiscounted future cash flows from an asset’s use and eventual disposition are less than the asset’s carrying value and the asset’s carrying value exceeds its fair value. Measurement of fair value for an asset or group of assets may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset or assets.

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

INTANGIBLE ASSET

Intangible asset (patent rights) will be amortized when placed in service, using the straight-line method over 10 years. The Company examines the carrying value of its intangible assets to determine if there are any impairment losses. If indicators of impairment were present in intangible assets used in operations and future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of intangible assets recorded in the accompanying consolidated financial statements.

See also Note 12 relating to the Company’s adoption of new accounting standards related to goodwill and other intangible assets.

Components of the caption Intangible Assets - net in the consolidated balance sheets at December 31, 2001 and 2000 consisted of:

                                                           Years ended December 31,
                                                           2 0 0 1           2 0 0 0

Patent rights                                            $ 295,714          $   -
     Less: accumulated amortization                          -                  -
                                                         _________          ________
     Total intangible asset - net                        $ 295,714          $   -
                                                         =========          ========

INTANGIBLE ASSET

The technology was developed by the Company and the direct costs to obtain and apply for the patents in various countries are recorded as patent rights. The patent rights will be considered placed in service when the Company starts generating revenue from the sale of the Minghua Hybrid Vehicle.
ADVERTISING COSTS

All costs associated with advertising and promoting the buses are expensed in the period incurred. Advertising expense was $202,902 and $46,602 for the years ended December 31, 2001 and 2000.

INCOME TAXES

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.

The Company is currently in the development stage and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred income tax provision or benefit for any periods presented to date because it has experienced operating losses since inception.
For tax purposes, Minghua USA was required to defer start up costs incurred prior to its merger with Minghua Hong Kong. To date these deferred costs total approximately $935,000. These costs are being amortized over a 60 month period.

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the years ended December 31, 2001 and 2000 were $46,445 and $8,612,730, respectively.

RELATED PARTY AND STOCKHOLDERS' LOANS

The caption "Due to Stockholders" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The caption "Due from Related Companies" consists primarily of prepaid rent on office space in Shenzhen China.

LOSS PER SHARE

Basic loss per common share (“LPS”) is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

                                                             Years ended December 31,
                                                              2001                 2000

NUMERATOR FOR BASIC AND DILUTED LPS
                  Net loss to common shareholders       $    2,492,318        $    9,876,193
                                                        ==============        ==============
DENOMINATOR FOR BASIC AND DILUTED LPS
          Weighted average shares of common stock
              outstanding                                   37,115,687            28,000,000

LPS – Basic and diluted                                 $       (.07)         $        (,35)

No dilution resulted from the 6,000,000 employee stock options outstanding at December 31, 2001 because of the net loss.
EQUITY BASED COMPENSATION

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

COMPREHENSIVE LOSS

The Company, under SFAS 130, is required to report the changes in shareholders' equity from all sources during the period, including foreign currency translation adjustments. The amount of foreign currency translation gain or loss for the years ended December 31, 2001 and 2000 was not material.

3.	ACQUISITION OF A SUBSIDIARY
Minghua Hong Kong acquired 70% of the outstanding common stock shares of Minghua China, on July 16, 2000 for $793,270. This stock acquisition has been accounted for as a transfer of net assets under common control, with Minghua China's assets and liabilities transferred to Minghua Hong Kong at their historical carrying values. Included in the assets deemed to have been received by Minghua Hong Kong was the patent, (which had earlier been transferred to Minghua China by Minghua Hong Kong's stockholders) which had no historical cost basis. Included in the liabilities received from Minghua China was a non-interest bearing loan payable of $9,108,327 to the Minghua Hong Kong stockholders for the benefits of the Research and Development expenditures they incurred. The net liabilities recorded at the date of the transaction amounted to $8,275,290. Combined with the $793,270 cash paid the total decrease in net assets was $9,068,560. Of this amount, $8,612,730, equal to the amounts spent on research and development by the Minghua Hong Kong shareholders to develop the patent, was recorded as research and development expense. The remaining $455,830 was recorded in general and administrative expenses as reorganization and other expenses. Because Minghua China had net liabilities at the acquisition date and shareholders have no obligation to contribute additional capital, no minority interest was recognized for the 30% interest owned retained by the original Minghua China shareholders. Minghua China's loss has been included in the consolidated financial results of the Company from its date of acquisition.

On February 9, 2001, Minghua Hong Kong acquired an additional 15% interest in the Company for $169,603 cash. The acquisition of this minority interest was accounted for under the purchase method. The $169,603 was allocated entirely to the additional interest in the patent rights that was thereby deemed to have been acquired for accounting purposes.

4.	STOCK OPTION PLAN

On April 5, 2001, the Company's 2001 Stock Option Plan was adopted by the board of directors and was approved by the Company's shareholders at the stockholders' annual meeting on August 2, 2001. Pursuant to the 2001 option plan, the Company may grant incentive and nonstatutory (nonqualified) stock options to key employees and directors of Minghua Group. A total of 20,000,000 shares of common stock have been reserved for issuance under the Plan. No employee may be granted options for more than 2,000,000 restricted shares under the Plan in any one fiscal year.

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

In addition, 2,000,000 nonqualified performance stock options were issued outside the stock option plan to a director at $1.75 per share that vests only if the Company's annual revenues reach $50,000,000.

Stock option transactions are summarized as follows:

      Outstanding at December 31, 2000                                                -
      Granted                                                                        6,000,000
      Exercised                                                                       -
      Forfeited                                                                       -
                                                                                     _________
      Outstanding at December 31, 2001                                               6,000,000
                                                                                     _________
      Shares exercisable at December 31, 2001                                          800,000
                                                                                     =========

The following table provides certain information with respect to the above-referenced stock options outstanding at December 31, 2001:

                                                                           Weighted
                                 Weighted                                  average
                                  Stock                Average             Remaining
      Range of                   options               Exercise           Contractual
   exercise prices              outstanding              Price                 Life

   $.25 - $1.75                  6,000,000               $1.25                 4.5

The following table provides certain information with respect to stock options exercisable at December 31, 2001:

                                 Weighted
                                  Stock                Average
     Range of                    Options               exercise
   exercise prices             Outstanding              price

   $.25 - $1.75                  800,000               $1.00

In electing to continue to follow APB, No. 25 for expense recognition purposes, the Corporation is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 2001 and thereafter, including if materially different from reported results, disclosure of pro forma net loss and loss per share had compensation expense relating to 2001 grants been measured under the fair value recognition provision of SFAS No. 123.

The weighted-average fair values at date of grant for options granted during 2001 were $ 1.25, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

           Expected life in years                           5
           Interest rate                                   4.8%
           Volatility                                     276.7%
           Dividend yield                                   0%

The Corporation’s pro forma information for the years ended December 31, 2001 prepared in accordance with the provisions of SFAS No. 123, is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period.

          Pro forma net loss                                        $(3,109,933)
          Pro forma net loss per common stock
             share –basic and diluted                               $.08)

5.	PROPERTY AND EQUIPMENT

       Property and equipment at cost consists of:

                                                                        December 31,
                                                               2 0 0 1                2 0 0 0
                                                               -------               --------
 Transportation equipment                               $       73,171        $        58,118

 Office, computer software and equipment                       434,254                172,548
                                                               -------               --------
                                                               507,425                230,666
 Construction in progress - Model buses                        240,883                   -
                                                               _______               ________
                                                               748,308                230,666
 Less: accumulated depreciation                               (150,382)               (51,945)
                                                         _____________        _______________
                     T O T A L                          $      597,926        $       178,721
                                                         =============        ===============

Depreciation expense for the years ended December 31, 2001 and 2000 were $98,437 and $51,945, respectively.

During July 2000, Minghua China transferred real estate with a book value of $965,000, to a stockholder as partial satisfaction of the stockholder's loan. No gain or loss was recognized on the transfer of this asset.

6.	NOTES PAYABLE - BANK

This bank loan consists of a credit line agreement, denominated in Chinese Yuan Renminbi, from a Chinese bank secured by a guarantee given by a related party. The United States dollar equivalent of the outstanding loan balance at December 31, 2001 and 2000 was $649,466 and $691,341, respectively.

Total interest expense incurred and charged to expense was $54,359 and $19,172 for the years ended December 31, 2001 and 2000 respectively.

7.0	INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Company files a consolidated federal income tax return with Minghua Hong Kong.

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes”, these deferred income taxes are measured by applying currently enacted tax laws.

The Company has a United States federal net operating loss carryforward expiring in the year 2021. The tax benefit of this net operating loss has been offset by a full valuation allowance. The utilization of the net operating loss may be subject to a substantial limitation due to the “Change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss before its utilization.

There are no net operating loss carryforwards allowed under the Chinese government tax system. Minghua China withholds and pays income taxes on its employees’ wages, which funds the Chinese government’s sponsored health and retirement programs of all Minghua China employees.

8.	COMMITMENTS

LEASE COMMITMENTS

The Company leases office space from a related company, under a long-term non-cancellable lease agreement.

Minimum future rental payments under the non-cancellable operating lease as of December 31, 2001 for each of the next five years and in the aggregate are as follows:

             Period ended
             December 31,                                     Amount

            2002                                          $       539,647
            2003                                                  539,647
            2004                                                  441,688
            2005                                                  304,546
            2006 and thereafter                                 1,497,351

  Total minimum future rental payments                    $     3,322,879

Total rent expense for December 31, 2001 and 2000 was $415,652 and $170,916, respectively, of which $356,649 and $170,916 was paid to a related party for the years ended December 31, 2001 and 2000, respectively.

EMPLOYMENT CONTRACTS

The Company has employment agreements with a director and officer, which are terminable at will by the Company and the director and officer. In addition to a base salary, the agreements provide for a bonus up to 50% of annual base salary based on pretax earnings.

PURCHASE COMMITMENTS

The Company has entered into several purchase agreements with vendors for various parts for the Minghua Hybrid Vehicle totaling approximately $625,000 at December 31, 2001.

9.	COMMON STOCK

The Company's capital structure as of December 31, 2001 and 2000 were as follows:

     Common stock - par value:
         $.01 at  December  31,  2001 and  $.12834  at
               December 31, 2000

     December 31, 2001:
          Authorized -  200,000,000  shares  Issued
               and outstanding - 48,469,185 shares

     December 31, 2000:
          Authorized - 28,000,000 shares
          Issued and outstanding - 1,000,000 shares

The Company has agreements with some of the stockholders that contain restrictions on the transfer and other disposition of the stock.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid for:
                                                                                                       June 4, 1997
                                                                                                       (Inception)
                                                                                                       December 31,

                                                                  Year Ended December 31,
                                                                     2 0 0 1            2 0 0 0            2 0 0 1

               Interest                                           $    54,359          $    127         $    54,486
                                                                  ===========          =========       ============
               Income Taxes                                       $     -              $    -           $       -
                                                                  ===========          =========       ============
               Non-cash transactions:
                  Stockholder debt to equity conversion           $10,000,000          $    -           $10,000,000
                                                                  ===========          =========       ============

       Details of 2000 business reorganization transaction:

             Fair value of assets acquired (less cash included)                               $      1,011,920
             Assumed liabilities to stockholder                                                     (9,108,327)
             Assumed other liabilities                                                                (651,574)
             Research and development expenses recorded                                              8,612,730
             General and administrative expenses recorded                                              455,830
                                                                                              ________________
             Cash paid (net of cash acquired)                                                 $        320,579
                                                                                              ================

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As a result of the difficulties presented in the valuation of the loans receivable and payable from related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practicable. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the above is derivative financial instruments and none is held for trading purposes.

12.	NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, “Business Combinations” (SFAS 141), which is effective for all business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. SFAS 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if indications of possible impairment exist, for impairment. The Company has performed the requisite transitional impairment tests for intangible assets as of January 1, 2002 and has determined that these assets are not impaired as of that date.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) that provides accounting guidance for the costs of retiring long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact adoption of this standard will have on its financial statements, but a preliminary review indicates that it will not have a material effect on the Company’s future results of operations, liquidity or financial condition.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) that provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of.” SFAS 144 also supercedes the accounting and reporting provisions of Accounting Principal Board’s Opinion No. 30, “Reporting the Results of Operations – Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” related to the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company has adopted the provisions of SFAS 144 as of January 1, 2002. The adoption of SFAS 144 is not expected to have a material effect on the Company’s future results of operations, liquidity or financial condition.

Exhibit 3.3

AMENDED AND RESTATED BY - LAWS

OF

PANAGRA INTERNATIONAL CORPORATION

(a New York corporation)

Article I

SHAREHOLDERS

          1. CERTIFICATES REPRESENTING SHARES. Certificates representing shares shall set forth thereon the statements prescribed by Section 508, and, where applicable, by Sections 505, 616, 620, 709 and 1002 of the Business Corporation Law and by any other applicable provision of law and shall be signed by the Chairman or a Vice-Chairman of the Board of Directors, if any, or by the President or a Vice-President and by the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer and may be sealed with the corporate seal or a facsimile thereof. The signature of the officers upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent or registered by a registrar other than the corporation itself or its employee, or if the shares are listed on a registered national security exchange. In case any officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer at the date of its issue.

          A certificate representing shares shall not be issued until the full amount of consideration therefor has been paid except as otherwise permitted by Section 504 of the Business Corporation Law.

          The corporation may issue a new certificate for shares in place of any certificate theretofore issued by it and alleged to have been lost or destroyed, and the Board of Directors (the “Board”) may require the owner of any lost or destroyed certificate, or his legal representative, to give the corporation a bond sufficient to indemnify the corporation against any claim that may be made against it on account of the alleged loss or destruction of any such certificate or the issuance of any such new certificate.

          2. FRACTIONAL SHARE INTERESTS. The corporation may issue certificates for fractions of a share where necessary to effect transactions authorized by the Business Corporation Law which shall entitle the holder, in proportion to his fractional holdings, to exercise voting rights, receive dividends, and participate in liquidating distributions; or it may pay in cash the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined; or it may issue scrip in registered or bearer form over the manual or facsimile signature of an officer of the corporation or of its agent, exchangeable as therein provided for full shares, but such scrip shall not entitle the holder to any rights of a shareholder except as therein provided.

          3. SHARE TRANSFERS. Upon compliance with provisions restricting the transferability of shares, if any, transfers of shares of the corporation shall be made only on the share record of the corporation by the registered holder thereof, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the corporation or with a transfer agent or a registrar, if any, and on surrender of the certificate or certificates for such shares properly endorsed and the payment of all taxes due thereon.

          4. RECORD DATE FOR SHAREHOLDERS. For the purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining the shareholders entitled to receive payment of any dividend or the allotment of any rights, or for the purpose of any other action, the Board may fix, in advance, a date as the record date for any such determination of shareholders. Such date shall not be more than fifty days nor less than ten days before the date of such meeting, nor more than fifty days prior to any other action. If no record date is fixed, the record date for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of the business on the day next preceding the day on which notice is given, or, if no notice is given, the day on which the meeting is held; the record date for determining shareholders for any purpose other than that specified in the preceding clause shall be at the close of business on the day on which the resolution of the Board relating thereto is adopted. When a determination of shareholders of record entitled to notice of or to vote at any meeting of shareholders has been made as provided in this paragraph, such determination shall apply to any adjournment thereof, unless the Board fixes a new record date under this paragraph for the adjourned meeting.

          5. MEANING OF CERTAIN TERMS. As used herein in respect of the right to notice of a meeting of shareholders or a waiver thereof or to participate or vote thereat or to consent or dissent in writing in lieu of a meeting, as the case may be, the term “share” or “shares” or “shareholder” or “shareholders” refers to an outstanding share or shares and to a holder or holders of record of outstanding shares when the corporation is authorized to issue only one class of shares, and said reference is also intended to include any outstanding share or shares and any holder or holders of record of outstanding shares of any class upon which or upon whom the Certificate of Incorporation confers such rights where there are two or more classes or series of shares or upon which or upon whom the Business Corporation Law confers such rights notwithstanding that the Certificate of Incorporation may provide for more than one class or series of shares one or more of which are limited or denied such rights thereunder.

          6. SHAREHOLDER MEETINGS.

                 (a)      Time.    The annual meeting shall be held on the date fixed, from time to time, by the Board, provided that the first annual meeting shall be held on a date within thirteen months after the formation of the corporation, and each successive annual meeting shall be held on a date within thirteen months after the date of the preceding annual meeting. A special meeting shall be held on the date fixed by the Board except when the Business Corporation Law confers the right to fix the date upon shareholders.

                 (b)      Place.    Annual meetings and special meetings shall be held at such place, within or without the State of New York, as the Board may, from time to time, fix. Whenever the Board shall fail to fix such place, or, whenever shareholders entitled to call a special meeting shall call the same, the meeting shall be held at the office of the corporation in the State of New York.

                 (c)      Call.    Annual meetings may be called by the Board or by any officer instructed by the Board to call the meeting. Special meetings may be called in like manner except when the Board is required by the Business Corporation Law to call a meeting, or except when the shareholders are entitled by said Law to demand the call of a meeting.

                 (d)      Notice or actual or constructive waiver of notice.    Written notice of all meetings shall be given, stating the place, date, and hour of the meeting, and, unless it is an annual meeting, indicating that it is being issued by or at the direction of the person or persons calling the meeting. The notice of an annual meeting shall state that the meeting is called for the election of directors and for the transaction of other business which may properly come before the meeting, and shall (if any other action which could be taken at a special meeting is to be taken at such annual meeting) state the purpose or purposes. The notice of a special meeting shall in all instances state the purpose or purposes for which the meeting is called; and, at any such meeting, only such business may be transacted which is related to the purpose or purposes set forth in the notice. If the Board shall adopt, amend, or repeal a By-law regulating an impending election of directors, the notice of the next meeting for election of directors shall contain the statements prescribed by Section 601(b) of the Business Corporation Law. If any action is proposed to be taken which would, if taken, entitle shareholders to receive payment for their shares, the notice shall include a statement of purpose to that effect and shall be accompanied by a copy of Section 623 of the Business Corporation Law or an outline of its material terms. A copy of the notice of any meeting shall be given, personally or by first class mail, not less than ten days nor more than sixty days before the date of the meeting, unless the lapse of the prescribed period of time shall have been waived, to each shareholder at his record address or at such other address which he may have furnished by request in writing to the Secretary of the corporation. In lieu of giving a copy of such notice personally or by first class mail as aforesaid, a copy of such notice may be given by third class mail not fewer than twenty-four nor more than fifty days before the date of the meeting. Notice by mail shall be deemed to be given when deposited, with postage thereon prepaid, in a post office or official depository under the exclusive care and custody of the United States Post Office Department. If a meeting is adjourned to another time or place, and, if any announcement of the adjourned time or place is made at the meeting, it shall not be necessary to give notice of the adjourned meeting unless the Board, after adjournment, fixes a new record date for the adjourned meeting. Notice of a meeting need not be given to any shareholder who submits a signed waiver of notice before or after the meeting. The attendance of a shareholder at a meeting without protesting prior to the conclusion of the meeting the lack of notice of such meeting shall constitute a waiver of notice by him.

                 (e)      Shareholder list and challenge.    A list of shareholders as of the record date, certified by the Secretary or other officer responsible for its preparation or by the transfer agent, if any, shall be produced at any meeting of shareholders upon the request thereat or prior thereto of any shareholder. If the right to vote at any meeting is challenged, the inspectors of election, if any, or the person presiding thereat, shall require such list of shareholders to be produced as evidence of the right of the persons challenged to vote at such meeting, and all persons who appear from such list to be shareholders entitled to vote thereat may vote at such meeting.

                 (f)      Conduct of meetings.    Meetings of the shareholders shall be presided over by one of the following officers in the order of seniority and if present and acting - the Chairman of the Board, if any, the Vice-Chairman of the Board, if any, the President, a Vice-President, if any, or, if none of the foregoing is in office and present and acting, by a chairman to be chosen by the shareholders. The Secretary of the corporation, or in his absence, an Assistant Secretary, if any, shall act as secretary of every meeting, but if neither the Secretary nor an Assistant Secretary is present, the chairman of the meeting shall appoint a secretary of the meeting.

                 (g)      Proxy representation.    Every shareholder may authorize another person or persons to act for him by proxy in all matters in which a shareholder is entitled to participate, whether by waiving notice of any meeting, voting or participating at a meeting, or expressing consent or dissent without a meeting. Every proxy must be signed by the shareholder or his attorney-in-fact. No proxy shall be valid after the expiration of eleven months from the date thereof unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the shareholder executing it, except as otherwise provided by the Business Corporation Law.

                 (h)      Inspectors - appointment.    The Board, in advance of any meeting, may, but need not, appoint one or more inspectors to act at the meeting or any adjournment thereof. If an inspector or inspectors is not appointed, the person presiding at the meeting may, but need not, appoint one or more inspectors. In case any person who may be appointed as an inspector fails to appear or act, the vacancy may be filled by appointment made by the Board in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, if any, before entering upon the discharge of his duties, shall take and sign an oath to execute faithfully the duties of inspector at such meeting with strict impartiality and according to the best of his ability. Each inspector, if any, shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots, or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots, or consents, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all shareholders. At the request of the person presiding at the meeting or any shareholder, the inspector or inspectors, if any, shall make a report in writing of any challenge, question or matter determined by him or them and execute a certificate of any fact found by him or them.

                 (i)      Quorum.    Except for a special election of directors pursuant to Section 603(b) of the Business Corporation Law, and except as herein otherwise provided, the holders of a majority of the outstanding shares shall constitute a quorum at a meeting of shareholders for the transaction of any business. When a quorum is once present to organize a meeting, it is not broken by the subsequent withdrawal of any shareholders. The shareholders present may adjourn the meeting despite the absence of a quorum.

                 (j)      Voting.    Each share shall entitle the holder thereof to one vote. In the election of directors, a plurality of the votes cast shall elect. Any other action shall be authorized by a majority of the votes cast except where the Business Corporation Law prescribes a different proportion of votes.

          7. SHAREHOLDER ACTION WITHOUT MEETINGS. Whenever shareholders are required or permitted to take any action by vote, such action may be taken without a meeting on written consent, setting forth the action so taken, signed by the holders of all shares, or if the Certificate of Incorporation so permits, signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted.

Article II

GOVERNING BOARD

          1. FUNCTIONS AND DEFINITIONS. The business of the corporation shall be managed under the direction of a governing board, which is herein referred to as the “Board of Directors” or “the Board” notwithstanding that the members thereof may otherwise bear the titles of trustees, managers, or governors or any other designated title, and notwithstanding that only one director legally constitutes the Board. The word “director” or “directors” likewise herein refers to a member or to members of the governing board notwithstanding the designation of a different official title or titles. The use of the phrase “entire Board” herein refers to the total number of directors which the corporation would have if there were not vacancies.

          2. QUALIFICATIONS AND NUMBER. Each director shall be at least eighteen years of age. A director need not be a shareholder, a citizen of the United States, or a resident of the State of New York. The number of directors constituting the entire Board shall be at least one. Such number may be fixed from time to time by action of the shareholders or of the directors, or, if the number is not so fixed, the number shall be three. The number of directors may be increased or decreased by action of the shareholders or of the Board, provided that any action of the Board to effect such increase or decrease shall require the vote of a majority of the entire Board. No decrease shall shorten the term of any incumbent director.

          3. ELECTION AND TERM. The first Board of Directors shall be elected by the incorporator or incorporators and shall hold office until the first annual meeting of shareholders and until their successors have been elected and qualified. Thereafter, directors who are elected at an annual meeting of shareholders, and directors who are elected in the interim by the shareholders to fill vacancies and newly created directorships, shall hold office until the next annual meeting of shareholders and until their successors have been elected and qualified; and directors who are elected in the interim by the directors to fill vacancies and newly created directorships shall hold office until the next meeting of shareholders at which the election of directors is in the regular order of business and until their successors have been elected and qualified. In the interim between annual meetings of shareholders or of special meetings of shareholders called for the election of directors, newly created directorships and any vacancies in the Board of Directors, including vacancies resulting from the removal of directors for cause or without cause, may be filled by the vote of the remaining directors then in office, although less than a quorum exists.

          4. MEETINGS.

                 (a)      Time.   Meetings shall be held at such time as the Board shall fix, except that the first meeting of a newly elected Board shall be held as soon after its election as the directors may conveniently assemble.

                 (b)      Place.    Meetings shall be held at such place within or without the State of New York as shall be fixed by the Board.

                 (c)      Call.    No call shall be required for regular meetings for which the time and place have been fixed. Special meetings may be called by or at the direction of the Chairman of the Board, if any, of the President, or of a majority of the directors in office.

                 (d)      Notice or actual or constructive waiver.    No notice shall be required for regular meetings for which the time and place have been fixed. Written, oral, or any other mode of notice of the time and place shall be given for special meetings in sufficient time for the convenient assembly of the directors thereat. The notice of any meeting need not specify the purpose of the meeting. Any requirement of furnishing a notice shall be waived by any director who signs a waiver of notice before or after the meeting, or who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to him.

                 (e)      Quorum and action.    A majority of the entire Board shall constitute a quorum except when a vacancy or vacancies prevents such a majority, whereupon a majority of the directors in office shall constitute a quorum, provided such majority shall constitute at least one-third of the entire Board. A majority of the directors present, whether or not a quorum is present, may adjourn a meeting to another time and place. Except as herein otherwise provided, the action of the Board shall be the action, at a meeting duly assembled, by vote of a majority of the directors present at the time of the vote, a quorum being present at such time.

                 Any one or more members of the Board of Directors or of any committee thereof may participate in a meeting of said Board or of any such committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time, and participation by such means shall constitute presence in person at the meeting.

                 (f)      Chairman of the meeting.    The Chairman of the Board, if any and if present and acting, shall preside at all meetings. Otherwise, the President, if present and acting, or any other director chosen by the Board, shall preside.

           5. REMOVAL OF DIRECTORS. Any or all of the directors may be removed for cause or without cause by the shareholders. One or more of the directors may be removed for cause by the Board of Directors.

           6. COMMITTEES. Whenever the Board of Directors shall consist of more than three members, the Board of Directors, by resolution adopted by a majority of the entire Board may designate from their number three or more directors to constitute an Executive Committee and other committees, each of which, to the extent provided in the resolution designating it, shall have the authority of the Board of Directors with the exception of any authority the delegation of which is prohibited by Section 712 of the Business Corporation Law.

           7. WRITTEN ACTION. Any action required or permitted to be taken by the Board or by any committee thereof may be taken without a meeting if all of the members of the Board or of any committee thereof consent in writing to the adoption of a resolution authorizing the action. The resolution and the written consents thereto by the members of the Board or of any such committee shall be filed with the minutes of the proceedings of the Board or of any such committee.

Article III

OFFICERS

           The directors may elect or appoint a Chairman of the Board of Directors, a President, one or more Vice-Presidents, a Secretary, one or more Assistant Secretaries, a Treasurer, one or more Assistant Treasurers, and such other officers as they may determine. The President may but need not be a director. Any two or more offices may be held by the same person except the offices of President and Secretary; or, when all of the issued and outstanding shares of the corporation are owned by one person, such person may hold all or any combination of offices.

           Unless otherwise provided in the resolution of election or appointment, each officer shall hold office until the meeting of the Board of Directors following the next annual meeting of shareholders and until his successor has been elected and qualified.

            Officers shall have the powers and duties defined in the resolutions appointing them.

            The Board of Directors may remove any officer for cause or without cause.

Article IV

STATUTORY NOTICES TO SHAREHOLDERS

           The directors may appoint the Treasurer or other fiscal officer and/or the Secretary or any other officer to cause to be prepared and furnished to shareholders entitled thereto any special financial notice and/or any financial statement, as the case may be, which may be required by any provision of law, and which, more specifically, may be required by Sections 510, 511, 515, 516, 517, 519 and 520 of the Business Corporation Law.

Article V

BOOKS AND RECORDS

           The corporation shall keep correct and complete books and records of account and shall keep minutes of the proceedings of the shareholders, of the Board of Directors, and/or any committee which the directors may appoint, and shall keep at the office of the corporation in the State of New York or at the office of the transfer agent or registrar, if any, in said State, a record containing the names and addresses of all shareholders, the number and class of shares held by each, and the dates when they respectively became the owners of record thereof. Any of the foregoing books, minutes, or records may be in written form or in any other form capable of being converted into written form within a reasonable time.

Article VI

CORPORATE SEAL

            The corporate seal, if any, shall be in such form as the Board of Directors shall prescribe.

Article VII

FISCAL YEAR

            The fiscal year of the corporation shall be fixed, and shall be subject to change from time to time, by the Board of Directors.

Article VIII

CONTROL OVER BY-LAWS

            The shareholders entitled to vote in the election of directors, or the directors upon compliance with any statutory requisite, may amend or repeal the By-Laws and may adopt new By-Laws, except that the directors may not amend or repeal any By-Law or adopt any new By-Law, the statutory control over which is vested exclusively with said shareholders or with the incorporators. By-Laws adopted by the incorporators or directors may be amended or repealed by said shareholders.

* * * * * * *

           I HEREBY CERTIFY that the foregoing is a full, true and correct copy of the By-Laws of PanAgra International Corp., a New York corporation, as in effect on the date hereof.

                 WITNESS my hand and the seal of the corporation.

Dated: April 2, 2001

                                                     __________________________________
                                                     Ronald C.H. Lui, President

Exhibit 4.2

PANAGRA INTERNATIONAL CORPORATION

REGISTRATION RIGHTS AGREEMENT

          REGISTRATION RIGHTS AGREEMENT, dated as of June 22, 2001, among PANAGRA INTERNATIONAL CORPORATION, a New York corporation having an address at 1 World Trade Center,85th Floor, New York, New York 10048 (the “Company”), LI CHUQUAN, an individual having an address at Flat D, 4th Floor, Flokida Mansion, Nos.9-11 Cleveland Street, Causeway Bay, Hong Kong (“Mr. Li”) and CHAN KUEN KWONG, an individual having an address at 4th Floor, Tuen Mun Centre Building, No.12 Yan Ching Street, Tuen Mun, New Territories, Hong Kong (“Mr Chan” and together with Mr. Li, the “Vendors”).

BACKGROUND

          On April 27, 2001, the Company and its newly-formed subsidiary Minghua Acquisition Corp., a Delaware corporation (“Acquisition Corp.”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with the Vendors relating to the purchase by Acquisition Corp. of all of the outstanding equity interests in Ming Hua Group International Holding (Hong Kong) Limited, a corporation existing under the laws of the Hong Kong Special Administrative Region of the Peoples Republic of China (“Ming Hua Group International”).

          Pursuant to the Stock Purchase Agreement, Acquisition Corp. paid a $1,000,000 deposit to the Vendors and must deliver to the Vendors 28,000,000 shares of the Company’s Common Stock at the closing of the transactions contemplated by the Stock Purchase Agreement. The Company is funding such cash amount and issuing such shares on behalf of Acquisition Corp. as a capital contribution to Acquisition Corp.

          In order to induce the Vendors to sell their equity interests in Ming Hua Group International to Acquisition Corp. and as a condition precedent to such sale, the Company agreed under the Stock Purchase Agreement to register the Shares pursuant to this Agreement.

NOW, THEREFORE, in consideration of the foregoing and other good and valuable consideration, the parties hereto agree as follows:

          1.        (a)      Demand Registration.      Promptly after the execution of this Agreement the Company shall, at the Company’s sole cost and expense prepare and file with the Securities and Exchange Commission (the “Commission”) a registration statement sufficient to permit the resale of all or, if requested by the Vendors, part of the Shares and will use its good faith best efforts through its officers, directors, auditors, and counsel to cause such registration statement to become effective as promptly as practicable.

          (b)   Piggyback Registration. In addition to the Company’s obligations under Section 1(a) of this Agreement and not in limitation thereof, the Company shall give the Vendors at least 30 days’ prior written notice of each filing by the Company of a registration statement (other than a registration statement on Form S-4 or Form S-8 or on any successor forms thereto) with the Commission. If requested by the Vendors in writing within 20 days after receipt of any such notice, the Company shall, at the Company’s sole expense (other than the underwriting discounts, if any, payable in respect of the Shares sold by the Vendor), register all or, at Vendor’s option, any portion of the Shares concurrently with the registration of such other securities, all to the extent requisite to permit the public offering and sale of the Shares through the securities exchange, if any, on which the Common Stock is being sold or on the over-the-counter market, and will use its reasonable best efforts through its officers, directors, auditors, and counsel to cause such registration statement to become effective as promptly as practicable. If the managing underwriter of any such offering shall determine and advise the Company that, in its opinion, the distribution of all or a portion of the Shares requested to be included in the registration concurrently with the securities being registered by the Company would materially adversely affect the distribution of such securities by the Company then the Company will include in such registration first, the securities that the Company proposes to sell and second, the Shares requested to be included in such registration, to the extent permitted by the managing underwriter.

          (c)   In the event of a registration pursuant to the provisions of this Agreement, the Company shall use its reasonable best efforts to cause the Shares so registered to be registered or qualified for sale under the securities or blue sky laws of such jurisdictions as the Vendor may reasonably request; provided, however, that the Company shall not be required to qualify to do business in any state by reason of this Section 1(c) in which it is not otherwise required to qualify to do business.

          (d)   The Company shall keep effective any registration or qualification contemplated by this Section 1 and shall from time to time amend or supplement each applicable registration statement, preliminary prospectus, final prospectus, application, document and communication for such period of time as shall be required to permit the Vendor to complete the offer and sale of the Shares covered thereby.

          (e)   In the event of a registration pursuant to the provisions of this Agreement, the Company shall furnish to the Vendor such reasonable number of copies of the registration statement and of each amendment and supplement thereto (in each case, including all exhibits), of each prospectus contained in such registration statement and each supplement or amendment thereto (including each preliminary prospectus), all of which shall conform to the requirements of the Securities Act of 1933, as amended (the “Securities Act”) and the rules and regulations thereunder, and such other documents, as the Vendor may reasonably request to facilitate the disposition of the Shares included in such registration.

          (f)   The Company shall notify the Vendor promptly when such registration statement has become effective or a supplement to any prospectus forming a part of such registration statement has been filed.

          (g)   The Company shall advise the Vendor promptly after it shall receive notice or obtain knowledge of the issuance of any stop order by the Commission suspending the effectiveness of such registration statement, or the initiation or threatening of any proceeding for that purpose and promptly use its reasonable best efforts to prevent the issuance of any stop order or to obtain its withdrawal if such stop order should be issued.

          (h)   The Company shall promptly notify the Vendor at any time when a prospectus relating thereto is required to be delivered under the Securities Act of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, would include an untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing, and at the r reasonable request of the Vendor prepare and furnish to it such number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such Shares or securities, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made. The Vendor shall suspend all sales of the Shares upon receipt of such notice from the Company and shall not re-commence sales until they receive copies of any necessary amendment or supplement to such prospectus, which shall be delivered to the Vendor within 30 days of the date of such notice from the Company.

          (i)   If requested by the underwriter for any underwritten offering of Shares, the Company and the Vendor will enter into an underwriting agreement with such underwriter for such offering, which shall be reasonably satisfactory in substance and form to the Company, the Company’s counsel and the Vendor’s counsel, and the underwriter, and such agreement shall contain such representations and warranties by the Company and the Vendor and such other terms and provisions as are customarily contained in an underwriting agreement with respect to secondary distributions solely by selling stockholders, including, without limitation, indemnities substantially to the effect and to the extent provided in Section 2 of this Agreement.

          (j)   The Company agrees that until all the Shares have been sold under a registration statement or pursuant to Rule 144 promulgated under the Securities Act, it shall use its reasonable best efforts to keep current in filing all reports, statements and other materials required to be filed with the Commission to permit the Vendor to sell the Shares under Rule 144.

          (k)   The Company shall furnish to the Vendor and to each underwriter, if any, a signed counterpart, addressed to the Vendor or each underwriter, of (i) an opinion of counsel to the Company, dated the effective date of such registration statement (and, if such registration includes an underwritten public offering, an opinion dated the date of the closing under the underwriting agreement), and (ii) a “cold comfort” letter dated the effective date of such registration statement (and, if such registration includes an underwritten public offering, a letter dated the date of the closing under the underwriting agreement) signed by the independent public accountants who have issued a report on the Company’s financial statements included in such registration statement, in each case covering substantially the same matters with respect to such registration statement (and the prospectus included therein) and, in the case of such accountants’ letter, with respect to events subsequent to the date of such financial statements, as are customarily covered in opinions of issuer’s counsel and in accountants’ letters delivered to underwriters in underwritten public offerings of securities provided, however, that the terms of this Section 1(k) shall not apply if the Shares are registered in a “piggyback” registration in which the party seeking registration does not receive an opinion of counsel or a “cold comfort letter.”

          2.      Indemnification.

          (a)   Subject to the conditions set forth below, the Company agrees to indemnify and hold harmless the Vendor, their officers, directors, employees, agents, and counsel, and each person, if any, who controls any such person within the meaning of Section 15 of the Securities Act or Section 20(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) from and against any and all loss, liability, charge, claim, damage, and expense whatsoever (which shall include, for all purposes of this Section 2, but not be limited to, attorneys’ fees and any and all reasonable expenses whatsoever incurred in investigating, preparing, or defending against any litigation, commenced or threatened, or any claim whatsoever, and any and all amounts paid in settlement of any claim or litigation) as and when incurred, arising out of, based upon, or in connection with (i) any untrue statement or alleged untrue statement of a material fact contained (A) in any registration statement, preliminary prospectus, or final prospectus (as from time to time amended and supplemented) or any amendment or supplement thereto, relating to the sale of any of the Shares or (B) in any application or other document or communication (in this Section 2 collectively called an “application”) executed by or on behalf of the Company or based upon written information furnished by or on behalf of the Company filed in any jurisdiction in order to register or qualify any of the Shares under the securities or blue sky laws thereof or filed with the Commission or any securities exchange; or any omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements made therein not misleading, unless (x) such statement or omission was made in reliance upon and in conformity with written information furnished to the Company with respect to the Vendor by or on behalf of the Vendor expressly for inclusion in any registration statement, preliminary prospectus, or final prospectus, or any amendment or supplement thereto, or in any application, as the case may be, or (y) such loss, liability, charge, claim, damage or expense arises out of the Vendor’s failure to comply with the terms and provisions of this Agreement, or (ii) any breach of any representation, warranty, covenant, or agreement of the Company contained in this Agreement. The foregoing agreement to indemnify shall be in addition to any liability the Company may otherwise have, including liabilities arising under this Agreement.

          If any action is brought against the Vendor or any of their officers, directors, employees, agents, or counsel, or any controlling persons of such person (an “indemnified party”) in respect of which indemnity may be sought against the Company pursuant to the foregoing paragraph, such indemnified party or parties shall promptly notify the Company in writing of the institution of such action (but the failure so to notify shall not relieve the Company from any liability other than pursuant to this Section 2(a)) and the Company shall promptly assume the defense of such action, including the employment of counsel (reasonably satisfactory to such indemnified party or parties) provided that the indemnified party shall have the right to employ its or their own counsel in any such case, but the fees and expenses of such counsel shall be at the expense of such indemnified party or parties unless the employment of such counsel shall have been authorized in writing by the Company in connection with the defense of such action or the Company shall not have promptly employed counsel reasonably satisfactory to such indemnified party or parties to have charge of the defense of such action or such indemnified party or parties shall have reasonably concluded that there may be one or more legal defenses available to it or them or to other indemnified parties which are different from or additional to those available to the Company, in any of which events such fees and expenses shall be borne by the Company and the Company shall not have the right to direct the defense of such action on behalf of the indemnified party or parties. Anything in this Section 2 to the contrary not withstanding, the Company shall not be liable for any settlement of any such claim or action effected without its written consent, which shall not be unreasonably withheld. The Company shall not, without the prior written consent of each indemnified party that is not released as described in this sentence, settle or compromise any action, or permit a default or consent to the entry of judgment in or otherwise seek to terminate any pending or threatened action, in respect of which indemnity may be sought hereunder (whether or not any indemnified party is a party thereto) unless such settlement, compromise, consent, or termination includes an unconditional release of each indemnified party from all liability in respect of such action. The Company agrees promptly to notify the Vendor of the commencement of any litigation or proceedings against the Company or any of its officers or directors in connection with the sale of any Shares or any preliminary prospectus, prospectus, registration statement, or amendment or supplement thereto, or any application relating to any sale of any Shares.

          (b)   The Vendor, jointly and severally, agrees to indemnify and hold harmless the Company, each director of the Company, each officer of the Company who shall have signed any registration statement covering Shares held by the Vendor, each other person, if any, who controls the Company within the meaning of Section 15 of the Securities Act or Section 20(a) of the Exchange Act, and its or their respective counsel, to the same extent as the foregoing indemnity from the Company to The Vendor in Section 2(a) but only with respect to statements or omissions, if any, made in any registration statement, preliminary prospectus, or final prospectus (as from time to time amended and supplemented) or any amendment or supplement thereto, or in any application, in reliance upon and in conformity with written information furnished to the Company with respect to the Vendor by or on behalf of Vendor, expressly for inclusion in any such registration statement, preliminary prospectus, or final prospectus, or any amendment or supplement thereto, or in any application, as the case may be. If any action shall be brought against the Company or any other person so indemnified based on any such registration statement, preliminary prospectus, or final prospectus, or any amendment or supplement thereto, or in any application, and in respect of which indemnity may be sought against the Vendor pursuant to this Section 2(b), Vendor shall have the rights and duties given to the Company, and the Company and each other person so indemnified shall have the rights and duties given to the indemnified parties, by the provisions of Section 2(a).

          (c)   To provide for just and equitable contribution, if (i) an indemnified party makes a claim for indemnification pursuant to Section 2(a) or 2(b) (subject to the limitations thereof) but it is found in a final judicial determination, not subject to further appeal, that such indemnification may not be enforced in such case, even though this Agreement expressly provides for indemnification in such case, or (ii) any indemnified or indemnifying party seeks contribution under the Securities Act, the Exchange Act or other wise, then the Company (including for this purpose any contribution made by or on behalf of any director of the Company, any officer of the Company who signed any such registration statement, any controlling person of the Company, and its or their respective counsel) as one entity, and the Vendor (including for this purpose any contribution by or on behalf of an indemnified party) as a second entity, shall contribute to the losses, liabilities, claims, damages, and expenses whatsoever to which any of them may be subject, on the basis of relevant equitable considerations such as the relative fault of the Company and the Vendor in connection with the facts which resulted in such losses, liabilities, claims, damages, and expenses. The relative fault, in the case of an untrue statement, alleged untrue statement, omission, or alleged omission shall be determined by, among other things, whether such statement, alleged statement, omission or alleged omission relates to information supplied by the Company or by the Vendor, and the parties’ relative intent, knowledge, access to information, and opportunity to correct or prevent such statement, alleged statement, omission, or alleged omission. The Company and the Vendor agree that it would be unjust and inequitable if the respective obligations of the Company and the Vendor for contribution were determined by pro rata or per capita allocation of the aggregate losses, liabilities, claims, damages, and expenses (even if the Vendor and the other indemnified parties were treated as one entity for such purpose) or by any other method of allocation that does not reflect the equitable considerations referred to in this Section 2(c). No person guilty of a fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who is not guilty of such fraudulent misrepresentation. For purposes of this Section 2(c) each person, if any, who controls the Vendor within the meaning of Section 15 of the Securities Act or Section 20(a) of the Exchange Act and each officer, director, partner, employee, agent, and counsel of Vendor or control person shall have the same rights to contribution as Vendor and each person, if any, who controls the Company within the meaning of Section 15 of the Securities Act or Section 20(a) of the Exchange Act, each officer of the Company who shall have signed any such registration statement, each director of the Company, and its or their respective counsel shall have the same rights to contribution as the Company, subject to each case to the provisions of this Section 2(c). Anything in this Section 2(c) to the contrary notwithstanding, no party shall be liable for contribution with respect to the settlement of any claim or action effected without its written consent. This Section 2(c) is intended to supersede any right to contribution under the Securities Act, the Exchange Act or otherwise.

          3. Miscellaneous.

          (a)   Remedies. In the event of a breach by the Company of its obligations under this Agreement, the Vendor, in addition to being entitled to exercise all rights granted by law, including recovery of damages, will be entitled to specific performance of their rights under this Agreement.

          (b)   Agreements and Waivers. The provisions of this Agreement, including the provisions of this sentence, may not be amended, modified or supplemented, unless such amendment, modification or supplement is in writing and signed by the parties hereto.

          (c)   Notices. All notices and other communications provided for or permitted hereunder shall be made in writing by hand-delivery, registered first-class mail, telex, or telecopies, initially to the address set forth in the preamble to this Agreement, and thereafter at such other address, notice of which is given in accordance with the provisions of this Section 3(c). All such notices and communications shall be deemed to have been duly given when delivered by hand, if personally delivered; two business days after being deposited in the mail, postage prepaid, if mailed; when answered back, if telexed; and when receipt is acknowledged, if telecopied.

          (d)   Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties.

          (e)   Counterparts; Facsimile Execution. This Agreement may be executed in any number of counterparts and by the parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement. Facsimile execution and delivery of this Agreement is legal, valid and binding for all purposes.

          (f)   Headings. The headings in this Agreement are for convenience of references only and shall not limit or otherwise affect the meaning hereof.

          (g)   Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without reference to its conflicts of law provisions.

          (h)   Severability. In the event that any one or more of the provisions contained herein, or the application hereof in any circumstance is held invalid, illegal or unenforceable, the validity, legality and enforceability of any such provisions in every other respect and of the remaining provisions contained herein shall not be affected or impaired thereby.

          (i)   Entire Agreement. This Agreement is intended by the parties as a final expression of their agreement and intended to be a complete and exclusive statement of this agreement and understanding of the parties hereto in respect of the subject matter contained herein. There are no restrictions, promises, warranties or undertakings, other than those set forth or referred to herein, concerning the registration rights granted by the Company pursuant to this Agreement.

[signature page follows]

          IN WITNESS WHEREOF, the parties have caused this Registration Rights Agreement to be executed as of the date first written above.

                           PANAGRA INTERNATIONAL CORPORATION

                           By:____________________________________
                               Name:  Ronald C. H. Lui
                               Title:  Chief Executive Officer, President and Secretary

                           _______________________________________
                           LI CHUQUAN

                           _______________________________________
                           CHAN KUEN KWONG

Exhibit 4.3

PANAGRA INTERNATIONAL CORPORATION

REGISTRATION RIGHTS AGREEMENT

         REGISTRATION RIGHTS AGREEMENT,  dated as of July 23, 2001, among PANAGRA INTERNATIONAL  CORPORATION, a New
York  corporation  having an address at 1 World Trade  Center,85th  Floor, New York, New York 10048 (the “Company”)
and each person who signs a joinder  agreement in the form of Exhibit A to this  Agreement  (each an “Investor” and collectively, the “Investors”).

BACKGROUND

         The  Investors are  purchasing  shares of the Company’s  Common Stock,  $.01 par value per share  (“Common
Stock”),  in connection with the Company’s private  placement (the “Private  Placement”) of up to 15,000,000 shares
(the  “Shares”) of Common Stock under  Regulation D and Regulation S of the Securities Act of 1933, as amended (the
“Securities  Act”),  which  Private  Placement is closing on the date hereof.  In order to induce the  Investors to purchase  shares  of  Common  Stock in the  Private  Placement,  the  Company  is  granting  to the  Investors  the registration rights set forth in this Agreement.

         NOW, THEREFORE, in consideration of the foregoing and other good and valuable  consideration,  the parties hereto agree as follows:

         1.       (a)      Demand  Registration.  Promptly  after  the  execution  of this  Agreement  the  Company shall,  at the Company’s sole cost and expense  prepare and file with the Securities and Exchange  Commission  (the
“Commission”)  a registration  statement  sufficient to permit the resale of all or, if requested by the Investors, part of the  Shares and will use its good faith  best  efforts  through  its  officers,  directors,  auditors,  and counsel to cause such registration statement to become effective as promptly as practicable.

         (b)      Piggyback  Registration.  In addition to the  Company’s  obligations  under  Section 1(a) of this
Agreement  and not in  limitation  thereof,  the Company  shall give the  Investors at least 30 days’ prior written notice of each filing by the Company of a registration  statement (other than a registration  statement on Form S-4 or Form S-8 or on any  successor  forms  thereto)  with the  Commission.  If requested by the  Investors in writing within 20 days after receipt of any such notice,  the Company shall,  at the Company’s sole expense (other than the underwriting  discounts,  if any,  payable  in  respect of the Shares  sold by an  Investor),  register  all or, at
Investor’s  option, any portion of the Shares  concurrently with the registration of such other securities,  all to the extent  requisite to permit the public  offering and sale of the Shares  through the  securities  exchange,  if any, on which the Common Stock is being sold or on the  over-the-counter  market,  and will use its reasonable best efforts  through its officers,  directors,  auditors,  and counsel to cause such  registration  statement to become effective  as promptly as  practicable.  If the managing  underwriter  of any such  offering  shall  determine  and advise the Company  that,  in its  opinion,  the  distribution  of all or a portion of the Shares  requested  to be included in the  registration  concurrently  with the securities  being  registered by the Company would materially adversely  affect the  distribution  of such  securities  by the  Company  then the  Company  will  include in such registration  first,  the  securities  that the Company  proposes to sell and second,  the Shares  requested  to be included in such registration, to the extent permitted by the managing underwriter.

         (c) In the event of a  registration  pursuant to the provisions of this  Agreement,  the Company shall use its  reasonable  best efforts to cause the Shares so  registered  to be  registered or qualified for sale under the securities or blue sky laws of such jurisdictions as the Investor may reasonably request;  provided,  however, that the Company  shall not be required to qualify to do business in any state by reason of this  Section  1(c) in which it
is not otherwise required to qualify to do business.

         (d) The Company shall keep effective any  registration  or  qualification  contemplated  by this Section 1 and shall from time to time amend or supplement each applicable  registration  statement,  preliminary  prospectus, final  prospectus,  application,  document and communication for such period of time as shall be required to permit the Investors to complete the offer and sale of the Shares covered thereby.

         (e) In the event of a  registration  pursuant to the  provisions  of this  Agreement,  the  Company  shall furnish to the Investors such reasonable  number of copies of the registration  statement and of each amendment and supplement  thereto (in each case,  including all  exhibits),  of each  prospectus  contained in such  registration statement and each supplement or amendment  thereto  (including each  preliminary  prospectus),  all of which shall conform  to the  requirements  of the  Securities  Act and the rules and  regulations  thereunder,  and such  other documents,  as the Investors may reasonably  request to facilitate the  disposition of the Shares  included in such registration.

         (f) The  Company  shall  notify  the  Investors  promptly  when such  registration  statement  has  become effective or a supplement to any prospectus forming a part of such registration statement has been filed.

         (g) The Company shall advise the Investors  promptly  after it shall  receive  notice or obtain  knowledge of the issuance of any stop order by the Commission  suspending the effectiveness of such  registration  statement, or the initiation or  threatening  of any proceeding for that purpose and promptly use its reasonable  best efforts to prevent the issuance of any stop order or to obtain its withdrawal if such stop order should be issued.

         (h) The Company  shall  promptly  notify the Investors at any time when a prospectus  relating  thereto is required  to be  delivered  under  the  Securities  Act of the  happening  of any  event as a result  of which  the prospectus  included in such  registration  statement,  as then in effect,  would include an untrue  statement of a material  fact or omit to  state  any  material  fact  required  to be  stated  therein  or  necessary  to make the statements  therein not misleading in the light of the circumstances  then existing,  and at the reasonable request of the  Investors  prepare and  furnish to it such  number of copies of a  supplement  to or an  amendment  of such prospectus  as may be necessary so that, as thereafter  delivered to the  purchasers of such Shares or  securities, such  prospectus  shall not  include  an untrue  statement  of a  material  fact or omit to state a  material  fact required to be stated  therein or  necessary  to make the  statements  therein not  misleading  in the light of the circumstances  under which they were made.  The  Investors  shall  suspend all sales of the Shares upon  receipt of such notice from the Company and shall not re-commence  sales until they receive copies of any necessary  amendment or supplement  to such  prospectus,  which shall be delivered to the  Investors  within 30 days of the date of such notice from the Company.

         (i) If  requested  by the  underwriter  for any  underwritten  offering  of Shares,  the  Company  and the
Investors  will enter into an  underwriting  agreement  with such  underwriter  for such  offering,  which shall be reasonably  satisfactory in substance and form to the Company,  the Company’s  counsel and the Investors’  counsel, and the underwriter,  and such agreement shall contain such  representations  and warranties by the Company and the
Investors and such other terms and  provisions  as are  customarily  contained in an  underwriting  agreement  with respect to secondary  distributions  solely by selling  stockholders,  including,  without limitation,  indemnities substantially to the effect and to the extent provided in Section 2 of this Agreement.

         (j) The  Company  agrees  that  until all the  Shares  have been sold under a  registration  statement  or pursuant to Rule 144  promulgated  under the  Securities  Act,  it shall use its  reasonable  best  efforts to keep current in filing all reports,  statements and other  materials  required to be filed with the Commission to permit the Investors to sell the Shares under Rule 144.

         (k) The Company  shall furnish to the Investors  and to each  underwriter,  if any, a signed  counterpart, addressed to the Investors or each  underwriter,  of (i) an opinion of counsel to the Company,  dated the effective date of such  registration  statement (and, if such  registration  includes an  underwritten  public  offering,  an opinion dated the date of the closing under the  underwriting  agreement),  and (ii) a “cold comfort”  letter dated the effective date of such  registration  statement  (and, if such  registration  includes an  underwritten  public offering,  a letter  dated the date of the closing  under the  underwriting  agreement)  signed by the  independent public  accountants who have issued a report on the Company’s  financial  statements  included in such registration statement,  in each case covering  substantially the same matters with respect to such registration  statement (and the prospectus  included therein) and, in the case of such accountants’  letter,  with respect to events subsequent to the date of such  financial  statements,  as are  customarily  covered in opinions  of  issuer’s  counsel and in accountants’  letters delivered to underwriters in underwritten public offerings of securities  provided,  however, that the terms of this Section 1(k) shall not apply if the Shares are registered in a “piggyback”  registration  in which the party seeking registration does not receive an opinion of counsel or a “cold comfort letter.”

         2.       Indemnification.

         (a) Subject to the  conditions  set forth below,  the Company  agrees to indemnify  and hold  harmless the
Investors,  their officers,  directors,  employees,  agents, and counsel, and each person, if any, who controls any such  person  within the  meaning  of Section 15 of the  Securities  Act or  Section  20(a) of the  Securities  and
Exchange  Act of 1934,  as amended  (the  “Exchange  Act”) from and  against any and all loss,  liability,  charge, claim,  damage,  and expense  whatsoever  (which  shall  include,  for all  purposes of this  Section 2, but not be limited to, attorneys’ fees and any and all reasonable expenses  whatsoever  incurred in investigating,  preparing, or defending  against any litigation,  commenced or threatened,  or any claim  whatsoever,  and any and all amounts paid in settlement of any claim or litigation)  as and when incurred,  arising out of, based upon, or in connection with (i) any untrue  statement or alleged  untrue  statement of a material fact  contained (A) in any  registration statement,  preliminary  prospectus,  or final  prospectus (as from time to time amended and  supplemented)  or any amendment  or  supplement  thereto,  relating to the sale of any of the Shares or (B) in any  application  or other document or  communication  (in this Section 2 collectively  called an  “application”)  executed by or on behalf of the Company or based upon written  information  furnished by or on behalf of the Company filed in any  jurisdiction in order to register or qualify any of the Shares under the  securities  or blue sky laws thereof or filed with the
Commission or any  securities  exchange;  or any omission or alleged  omission to state a material fact required to be stated therein or necessary to make the  statements  made therein not  misleading,  unless (x) such statement or omission  was made in reliance  upon and in  conformity  with  written  information  furnished  to the Company with respect to the Investor by or on behalf of the Investor  expressly  for  inclusion in any  registration  statement, preliminary  prospectus,  or final prospectus,  or any amendment or supplement thereto,  or in any application,  as the case may be, or (y) such  loss,  liability,  charge,  claim,  damage or expense  arises  out of the  Investor’s failure to comply  with the terms and  provisions  of this  Agreement,  or (ii) any  breach of any  representation, warranty,  covenant,  or  agreement  of the  Company  contained  in this  Agreement.  The  foregoing  agreement  to indemnify  shall be in addition to any liability  the Company may otherwise  have,  including  liabilities  arising under this Agreement.

         If any action is brought against the Investors or any of their  officers,  directors,  employees,  agents, or counsel,  or any controlling  persons of such person (an “indemnified  party”) in respect of which indemnity may be sought  against the  Company  pursuant to the  foregoing  paragraph,  such  indemnified  party or parties  shall promptly  notify the Company in writing of the  institution  of such action (but the failure so to notify shall not relieve the Company from any liability  other than  pursuant to this Section  2(a)) and the Company shall  promptly assume  the  defense  of such  action,  including  the  employment  of  counsel  (reasonably  satisfactory  to such indemnified  party or parties)  provided that the indemnified party shall have the right to employ its or their own counsel in any such case,  but the fees and  expenses of such counsel  shall be at the expense of such  indemnified party or parties  unless the  employment  of such counsel  shall have been  authorized in writing by the Company in connection  with the defense of such action or the Company  shall not have  promptly  employed  counsel  reasonably satisfactory  to such  indemnified  party  or  parties  to have  charge  of the  defense  of  such  action  or such indemnified  party or  parties  shall  have  reasonably  concluded  that  there may be one or more  legal  defenses available to it or them or to other  indemnified  parties which are different from or additional to those available to the Company,  in any of which events such fees and expenses  shall be borne by the Company and the Company shall not have the right to direct the defense of such  action on behalf of the  indemnified  party or parties.  Anything in this Section 2 to the contrary  not  withstanding,  the Company  shall not be liable for any  settlement  of any such claim or action effected without its written consent,  which shall not be unreasonably  withheld.  The Company shall not,  without the prior written consent of each  indemnified  party that is not released as described in this sentence,  settle or  compromise  any  action,  or permit a  default  or  consent  to the entry of  judgment  in or otherwise  seek to  terminate  any  pending or  threatened  action,  in respect  of which  indemnity  may be sought hereunder  (whether or not any indemnified party is a party thereto) unless such settlement,  compromise,  consent, or termination  includes an unconditional  release of each indemnified  party from all liability in respect of such action.  The Company agrees  promptly to notify the Investor of the  commencement  of any litigation or proceedings against  the  Company  or any of its  officers  or  directors  in  connection  with the sale of any  Shares  or any
preliminary  prospectus,   prospectus,   registration  statement,  or  amendment  or  supplement  thereto,  or  any application relating to any sale of any Shares.

         (b) The  Investors,  jointly and  severally,  agree to  indemnify  and hold  harmless  the  Company,  each director of the Company,  each  officer of the Company who shall have signed any  registration  statement  covering
Shares held by the Investor,  each other person,  if any, who controls the Company within the meaning of Section 15 of the  Securities  Act or Section  20(a) of the Exchange  Act, and its or their  respective  counsel,  to the same extent as the  foregoing  indemnity  from the Company to the  Investors  in Section  2(a) but only with  respect to statements or omissions,  if any, made in any registration statement,  preliminary prospectus,  or final prospectus
(as from time to time amended and supplemented) or any amendment or supplement thereto,  or in any application,  in reliance upon and in  conformity  with written  information  furnished to the Company with respect to the Investors by or on behalf of Investors,  expressly for inclusion in any such registration statement,  preliminary prospectus, or final  prospectus,  or any amendment or supplement  thereto,  or in any application,  as the case may be. If any action  shall be brought  against the Company or any other  person so  indemnified  based on any such  registration statement,  preliminary  prospectus,  or final  prospectus,  or any  amendment  or  supplement  thereto,  or in any application,  and in respect of which indemnity may be sought against the Investors  pursuant to this Section 2(b), the  Investors  shall have the rights and duties  given to the  Company,  and the Company and each other  person so indemnified shall have the rights and duties given to the indemnified parties, by the provisions of Section 2(a).

         (c) To  provide  for just and  equitable  contribution,  if (i) an  indemnified  party  makes a claim  for indemnification  pursuant to Section 2(a) or 2(b) (subject to the  limitations  thereof) but it is found in a final judicial  determination,  not  subject to further  appeal,  that such  indemnification  may not be enforced in such case, even though this Agreement  expressly  provides for  indemnification in such case, or (ii) any indemnified or indemnifying  party seeks  contribution  under the Securities Act, the Exchange Act or other wise, then the Company
(including for this purpose any  contribution  made by or on behalf of any director of the Company,  any officer of the Company who signed any such registration  statement,  any controlling  person of the Company,  and its or their respective  counsel) as one entity, and the Investors  (including for this purpose any contribution by or on behalf of an indemnified party) as a second entity,  shall contribute to the losses,  liabilities,  claims,  damages,  and expenses  whatsoever to which any of them may be subject,  on the basis of relevant equitable  considerations  such as the  relative  fault of the Company  and the  Investors  in  connection  with the facts  which  resulted in such losses,  liabilities,  claims,  damages,  and expenses.  The relative  fault,  in the case of an untrue  statement, alleged untrue statement,  omission,  or alleged omission shall be determined by, among other things,  whether such statement,  alleged  statement,  omission or alleged omission relates to information  supplied by the Company or by the Investor,  and the parties’ relative intent,  knowledge,  access to information,  and opportunity to correct or prevent such  statement,  alleged  statement,  omission,  or alleged  omission.  The Company and the Investor agree that it would be unjust and  inequitable  if the  respective  obligations  of the  Company  and the  Investors  for contribution  were determined by pro rata or per capita allocation of the aggregate  losses,  liabilities,  claims, damages,  and expenses (even if the Investor and the other indemnified  parties were treated as one entity for such purpose) or by any other method of  allocation  that does not reflect the equitable  considerations  referred to in this Section  2(c).  No person  guilty of a fraudulent  misrepresentation  (within the meaning of Section  11(f) of the  Securities  Act) shall be  entitled  to  contribution  from any  person  who is not guilty of such  fraudulent misrepresentation.  For purposes of this Section  2(c) each  person,  if any, who controls the Investor  within the meaning of Section 15 of the  Securities  Act or Section  20(a) of the  Exchange  Act and each  officer,  director, partner,  employee,  agent, and counsel of Investor or control person shall have the same rights to contribution as
Investor and each person,  if any, who controls the Company  within the meaning of Section 15 of the Securities Act or Section  20(a) of the  Exchange  Act,  each  officer of the Company who shall have signed any such  registration statement,  each  director  of the  Company,  and its or their  respective  counsel  shall have the same  rights to contribution  as the  Company,  subject to each case to the  provisions  of this  Section  2(c).  Anything  in this
Section  2(c) to the  contrary  notwithstanding,  no party  shall be liable for  contribution  with  respect to the settlement  of any claim or action  effected  without  its  written  consent.  This  Section  2(c) is  intended  to supersede any right to contribution under the Securities Act, the Exchange Act or otherwise.

         3.  Miscellaneous.

         (a)  Remedies.  In the event of a breach by the  Company  of its  obligations  under this  Agreement,  the
Investor,  in addition to being  entitled to exercise  all rights  granted by law,  including  recovery of damages, will be entitled to specific performance of their rights under this Agreement.

         (b)  Agreements  and  Waivers.  The  provisions  of  this  Agreement,  including  the  provisions  of this sentence,  may not be amended,  modified or supplemented,  unless such amendment,  modification or supplement is in writing and signed by the Company and Investors holding a majority of the Shares.

         (c) Notices.  All notices and other  communications  provided for or permitted  hereunder shall be made in writing by hand-delivery,  registered  first-class  mail, telex, or telecopies,  initially to the address set forth in the  preamble  to this  Agreement  in the case of the  Company  and to the  address  set  forth  in the  joinder signature  page in the case of the  Investor,  and  thereafter at such other  address,  notice of which is given in accordance  with the provisions of this Section 3(c). All such notices and  communications  shall be deemed to have been duly given when  delivered by hand, if personally  delivered;  two business days after being  deposited in the mail, postage prepaid, if mailed; when answered back, if telexed; and when receipt is acknowledged, if telecopied.

         (d)  Successors  and  Assigns.  This  Agreement  shall  inure to the  benefit of and be  binding  upon the successors and assigns of each of the parties.

         (e)  Counterparts;  Facsimile  Execution.  This  Agreement  may be executed in any number of  counterparts and by the  parties  hereto in  separate  counterparts,  each of which  when so  executed  shall be deemed to be an original and all of which taken  together  shall  constitute one and the same  agreement.  Facsimile  execution and delivery of this Agreement is legal, valid and binding for all purposes.

         (f)  Headings.  The  headings in this  Agreement  are for  convenience  of  references  only and shall not limit or otherwise affect the meaning hereof.

         (g) Governing  Law.  This  Agreement  shall be governed by and  construed in  accordance  with the laws of the State of New York without reference to its conflicts of law provisions.

         (h)  Severability.  In the  event  that  any  one or  more  of the  provisions  contained  herein,  or the application  hereof in any  circumstance  is held invalid,  illegal or  unenforceable,  the validity,  legality and enforceability  of any such  provisions  in every other respect and of the remaining  provisions  contained  herein shall not be affected or impaired thereby.

         (i)  Entire  Agreement.  This  Agreement  is  intended  by the  parties  as a final  expression  of  their agreement  and intended to be a complete  and  exclusive  statement  of this  agreement  and  understanding  of the parties  hereto  in  respect  of  the  subject  matter  contained  herein.  There  are no  restrictions,  promises, warranties or undertakings,  other than those set forth or referred to herein,  concerning the registration  rights granted by the Company pursuant to this Agreement.

                                             [signature page follows]

         IN WITNESS WHEREOF,  the parties have caused this  Registration  Rights Agreement to be executed as of the date first written above.

                           PANAGRA INTERNATIONAL CORPORATION

                           By:____________________________________
                               Name:  Ronald C. H. Lui
                               Title:  Chief Executive Officer, President and Secretary

                                                                                                          Exhibit A

                                         PANAGRA INTERNATIONAL CORPORATION
                                       REGISTRATION RIGHTS JOINDER AGREEMENT

         By executing this page in the space provided,  the undersigned  hereby agrees (i) that it is an “Investor”
as defined in the Registration Rights Agreement,  dated ____________,  2001 (as amended,  supplemented or otherwise modified,  the  “Registration  Rights  Agreement”),  among the undersigned  and others who sign joinder  agreements substantially  similar to this joinder  agreement and PanAgra  International  Corporation,  a New York  corporation
(the “Company”),  (ii) that it is a party to the  Registration  Rights Agreement for all purposes and (iii) that it is bound by all of the terms and conditions of the Registration Rights Agreement.

         EXECUTED this _______ day of ____________, 2001.

Number of Shares                                                         Print Name and Address Above

-------------------------------------------------------------------------------------------------------------------

                                                     For Individuals:

                                                     _________________________________
                                                     Sign name above

                                                     For Entities:

                                                     _________________________________
                                                     Print name of entity above

                                                     By: ______________________________
                                                          Name:
                                                          Title:

Exhibit 4.4

PANAGRA INTERNATIONAL CORPORATION

REGULATION D SUBSCRIPTION AGREEMENT
(Domestic Subscribers)

              , 2001

Name and Address of Subscriber	Amount of Investment
$

Number of Shares Purchased

Board of Directors of
PanAgra International Corporation

Gentlemen:

         1.       Subscription.  The  undersigned  hereby  executes and delivers this  Subscription  Agreement (the
“Subscription  Agreement”)  and subscribes  for and agrees to purchase the number of shares of Common Stock,  $0.01 par value per share (the “Shares”) of PanAgra  International  Corporation,  a New York  corporation (the “Company”)
listed in the box above  under the caption  “Number of Shares  Purchased”,  at a purchase  price of $2.00 per Share for an  aggregate  subscription  price equal to the amount  listed in the box above  under the  caption  “Amount of
Investment”  and encloses a check payable to PanAgra  International  Corporation  for such aggregate  amount all in accordance with the terms of this Subscription Agreement.

         2.       Subscription   Instruments.   The   undersigned  is  delivering  to  the  Company  the  following
instruments  with  respect  to  the  Shares  (such  instruments   hereinafter   collectively  referred  to  as  the
“Subscription Instruments”), all of which have been duly completed and executed by the undersigned:

                  (a)      A check in the aggregate  amount of the sales price per Share ($2.00)  multiplied by the number of Shares to be purchased made payable to PanAgra International Corporation;

                  (b)      One copy of this Subscription Agreement;

                  (c)      One copy of the investor questionnaire; and

                  (d)      One copy of the joinder page to the registration rights agreement.

         3.       Acceptance or Rejection of Subscription. The undersigned understands and agrees that:

                  (a)      the Company reserves the right to reject this  subscription for the Shares,  in whole or in part, and at any time prior to acceptance;

                  (b)      if this  subscription  is rejected the  Subscription  Instruments,  including  the check enclosed  herewith,  will be promptly  returned to the  undersigned and this  Subscription  Agreement shall have no force or effect;

                  (c)      although  the  Company is seeking to raise  $30,000,000  in this  offering,  there is no minimum number of Shares being sold in this  offering.  Therefore,  the  undersigned is investing in Shares without assurance of any additional investors whatsoever; and

                  (d)      the Shares being  offered  hereby are being  offered and sold by the Company  which will receive the proceeds from the sale of the Shares.

         4.       Representations  and Warranties.  In connection with the  undersigned’s  purchase of Shares,  the undersigned hereby represents and warrants as follows:

                  (a)      The  undersigned is an “Accredited  Investor” (as such term is defined in Rule 501(a) of
Regulation D of the Securities Act of 1933).  The  undersigned  understands  the business in which the Company will be engaged and has such  knowledge and  experience in financial and business  matters that he, she or it is capable of  evaluating  the merits and risks of an  investment  in the Company and making an informed  investment  decision with respect  thereto.  The  undersigned  has obtained  sufficient  information to evaluate the merits and risks of the  investment  and to make such a decision.  The  undersigned  has  received  and  reviewed a copy of the private placement  memorandum,  dated July 2001 (the “Private  Placement  Memorandum”),  and the  undersigned  has reviewed copies of the reports  filed by the Company  with the  Securities  and  Exchange  Commission  under the  Securities
Exchange Act of 1934.

                  (b)      The  undersigned  has had  access to all  documents,  records  and books of the  Company pertaining to this  investment.  Additionally,  the  undersigned has been provided the opportunity to ask questions and receive  answers  concerning the terms and conditions of the offering and to obtain any additional  information which the  Company  possesses,  or can acquire  without  unreasonable  effort or  expense,  that is relevant to the undersigned's investment decision.

                  (c)      The  undersigned  (i) has adequate  means of  providing  for the  undersigned’s  current needs and possible  personal  contingencies  and those of the  undersigned’s  family,  if  applicable,  in the same manner as the  undersigned  would have been able to provide prior to making the investment in the Shares,  (ii) has no need for liquidity in this  investment,  (iii) is aware of and able to bear the risks of the  investment  for an indefinite period of time and (iv) presently,  based on existing  conditions,  is able to afford a complete loss of such investment.

                  (d)      The undersigned  recognizes that the Company has limited  financial or operating history and that the Shares as an  investment  involve  significant  risks  including  the risks  outlined  in the  Private
Placement Memorandum.

                  (e)      The undersigned  understands  that the Shares are  “restricted  securities” as that term is defined  pursuant to Rule 144 of the Securities  Act, and have not been  registered  under the Securities Act or under  certain  state  securities  laws  in  reliance  upon  exemptions  therefrom  for  nonpublic  offerings.  The undersigned  understands  that the  Shares  must be held  indefinitely  unless  the sale  thereof  is  subsequently registered  under  the Act and  under  certain  state  securities  laws or an  exemption  or  exemptions  from such registration are available.

                  (f)      The Shares are being purchased solely for the  undersigned’s  account for investment and not for the  account  of any  other  person  and not with a view to or for  distribution,  assignment  or resale in connection  with any  distribution  within the meaning of the  Securities  Act, and no other person has a direct or indirect  beneficial  interest in such Shares.  The  undersigned  represents that the undersigned has no agreement, understanding,  commitment  or other  arrangement  with any person and no present  intention  to sell,  transfer or assign any Shares.

                  (g)      The  undersigned  agrees not to sell or otherwise  transfer  the Shares  unless they are registered  under the Act and under any applicable  state  securities laws, or an exemption or exemptions from such registration are available.

                  (h)      The undersigned,  if a corporation,  partnership,  trust or other entity,  is authorized and otherwise  duly  qualified to purchase and hold Shares and to enter into this  Subscription  Agreement and such entity has not been formed for the  specific  purpose of acquiring  Shares in the Company  unless all of its equity owners qualify as accredited individual investors.

                  (i)      All  information  which the  undersigned  has  provided  to the Company  concerning  the undersigned,  the  undersigned’s  financial  position and knowledge of financial and business  matters,  or, in the case of a  corporation,  partnership,  trust or other entity,  concerning  such  knowledge of the person making the investment decision on behalf of such entity,  including all information contained in this Subscription  Agreement, is correct and complete as of the date set forth on the signature  page hereof,  and if there should be any adverse change in such information prior to the subscription being accepted,  the undersigned will immediately  provide the
Company with such information.

         5.       Indemnification.  The  undersigned  agrees to  indemnify  and hold  harmless the Company from and against all liability,  damage,  losses, costs and expenses (including  reasonable attorneys’ fees and court costs)
which  they may  incur by reason  of any  breach of the  representations  and  warranties  made by the  undersigned herein, or in any document provided by the undersigned to the Company.

         6.       Miscellaneous.

                  (a)      The undersigned  agrees not to transfer or assign this  Subscription  Agreement,  or any of the  undersigned’s  interest  herein,  and further agrees that the transfer or assignment of the Shares acquired pursuant hereto shall be made only in accordance with all applicable laws.

                  (b)      The  undersigned  agrees that subject to any applicable  state law, the  undersigned may not cancel,  terminate or revoke this  Subscription  Agreement or any agreement of the  undersigned  made hereunder and that this  Subscription  Agreement  shall survive the acceptance  hereof by the Company as well as the death or disability  of the  undersigned  and shall be binding  upon the  undersigned’s  heirs,  executors,  administrators, successors and assigns.

                  (c)      Notwithstanding any of the  representations,  warranties,  acknowledgments or agreements made herein by the  undersigned,  the undersigned  does not thereby or in any other manner waive any rights granted to the undersigned under Federal or state securities laws.

                  (d)      This  Subscription  Agreement  constitutes the entire agreement among the parties hereto with respect to the subject matter hereof and may be amended only by a writing executed by all parties hereto.

                  (e)      This  Subscription  Agreement shall be enforced,  governed and construed in all respects in accordance with the laws of the State of New York, without regard to its conflicts of law rules.

                  (f)      Within  five  (5) days  after  receipt  of a  written  request  from  the  Company,  the undersigned  agrees to provide such  information,  to execute and deliver such  documents  and to take,  or forbear from taking,  such actions as reasonably  may be necessary to comply with any and all laws and  ordinances to which the Company is subject.

TYPE OF OWNERSHIP: Please check one:

                  __________________ Individual (One signature required)

                  __________________ Joint tenants with rights of survivorship
                                             (Both parties must sign)

                  __________________ Tenants by the Entirety
                                             (Both parties must sign)

                  __________________ Tenants in common (Both parties must sign)

                  __________________ Trust (1) (Trustee must sign)

                  __________________ Corporation (2) (Authorized officer(s) must sign)

                  __________________ Partnership (3) (Authorized partner(s) must sign)

___________________________________________________________________________
                              PLEASE PRINT ABOVE THE EXACT REGISTRATION NAME FOR SHARES

         (1)               Must be signed by trustee, “as trustee, for _________________________”
                           Please  fill out Trust  Certificate  set forth on page 10 hereof  and  provide a copy of the Trust Agreement.

         (2)               Please fill out  Corporate  Certificate  set forth on page 10 hereof and provide copy of
                           Articles or Certificate of Incorporation,  bylaws and board resolutions  authorizing the corporation’s investment in the Company.

         (3)               Please fill out  Partnership  Certificate  set forth on page 10 hereof and provide  copy of the Partnership Agreement.

                                      SIGNATURE PAGE FOR INDIVIDUAL INVESTORS

                  IN  WITNESS  WHEREOF,  the  undersigned,  intending  to  be  legally  bound,  has  executed  this
Subscription Agreement as of the date first above written.

                  Signature:_____________________________

                  Print Name:_____________________________

                  Signature:_____________________________

                  Print Name:_____________________________

                                      SIGNATURE PAGE FOR CORPORATE INVESTORS

                  IN  WITNESS  WHEREOF,  the  undersigned,  intending  to be  legally  bound,  has  caused its duly authorized officer to execute this Subscription Agreement as of the date first above written.

                           Name of Corporation

                           By:___________________________________________________
                                    Signature of authorized representative

                           Name:________________________________________________

                           Title:_________________________________________________
                                    Title of authorized representative

                                      SIGNATURE PAGE FOR PARTNERSHIP INVESTORS

                  IN WITNESS  WHEREOF,  the  undersigned,  intending to be legally bound, has caused its authorized representative to execute this Subscription Agreement as of the date first above written.

                           _________________________________________________________
                           Name of Partnership

                           By:_______________________________________________________
                                    Signature of general partner

                           Name:_____________________________________________________

                           By:________________________________________________________
                                    Signature of additional general partner, if required

                           Name:_____________________________________________________

                                        SIGNATURE PAGE FOR TRUST INVESTORS

                  IN  WITNESS  WHEREOF,  the  undersigned,  intending  to be  legally  bound,  has  caused its duly authorized representative to execute this Subscription Agreement as of the date first set forth above.

                  __________________________________________________________________
                  Name of Trust

                  __________________________________________________________________
                  Name of Trustee(s)

                  By:      ____________________________________________________________
                           Signature of Trustee

Certificate for Corporate, Partnership or Trust Subscriber

                  The   undersigned,   constituting   (an  authorized   officer,   trustee,   general  partner)  of
_____________________________________________________, hereby certifies that:

                  (a)      The  subscriber  has been duly  formed  and is  validly  existing  under the laws of the
State of ________ with full power and authority to invest in PanAgra International Corporation; and

                  (b)      The subscriber’s  Subscription Agreement has been duly and validly authorized,  executed and  delivered  by the  subscriber  and will  constitute  the valid,  binding  and  enforceable  agreements  of the subscriber.

                                    ______________________________________________________
                                    Signature of an authorized corporate officer,
                                    general partner or trustee

                                    ______________________________________________________
                                    Name/Title

________________________
         Date

________________________
         Name of subscriber

                                         SIGNATURE PAGE FOR MINGHUA GROUP
                                           INTERNATIONAL HOLDINGS LIMITED
                                   (formerly PanAgra International Corporation)

                  IN  WITNESS  WHEREOF,  the  undersigned,  intending  to be  legally  bound,  hereby  accepts  the
subscription by                             to purchase                                  shares  of  Common   Stock
in accordance with the terms of the foregoing Subscription Agreement as of the date first above written.

                                            MINGHUA GROUP INTERNATIONAL
                                            HOLDINGS LIMITED

                                            By:____________
                                            Its:

Exhibit 4.5

THE SECURITIES  BEING  SUBSCRIBED TO HEREBY HAVE NOT BEEN  REGISTERED  UNDER THE SECURITIES ACT OF 1933, AS AMENDED
(THE  "SECURITIES  ACT"), OR WITH ANY SECURITIES  REGULATORY  AUTHORITY OF ANY  JURISDICTION.  THESE SECURITIES ARE
OFFERED PURSUANT TO A CLAIM OF EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF FEDERAL AND STATE SECURITIES LAWS.

THE SECURITIES BEING SUBSCRIBED TO MAY NOT BE SOLD,  OFFERED,  OR OTHERWISE  TRANSFERRED IN THE UNITED STATES OR TO
A "U.S.  PERSON"  UNLESS  THE  SECURITIES  ARE  REGISTERED  UNDER  THE  SECURITIES  ACT OR AN  EXEMPTION  FROM  THE
REGISTRATION REQUIREMENTS OF THE SECURITIES ACT IS AVAILABLE.

                                         PANAGRA INTERNATIONAL CORPORATION

                                        REGULATION S SUBSCRIPTION AGREEMENT
                                               (Foreign Subscribers)

                  REGULATION S SUBSCRIPTION  AGREEMENT,  dated as of _______________,  2001, by and between PANAGRA
INTERNATIONAL   CORPORATION,  a  New  York  corporation  (the  "Company"),  and  the  undersigned  subscriber  (the
"Subscriber").

                                                    BACKGROUND

                  The  Company  is seeking to raise  capital  through an  offering  (the  “Offering”)  to  non-U.S.
Persons of its Common Stock,  $0.01 par value per share (“Common Stock”).  The Subscriber  desires to subscribe for
____________ shares (the “Shares”) of Common Stock.

                  NOW,  THEREFORE,  in  consideration of the premises and the respective  promises  hereinafter set forth, the parties hereto hereby agree as follows:

         1.       SALE AND  PURCHASE OF  SECURITIES.  The  Subscriber  hereby  agrees to  purchase  the Shares at a price per share  equal to $2.00.  The  payment of the  subscription  price shall be made to the Company by delivery of a certified check or through other means acceptable to the Company.

         2.       REPRESENTATIONS  AND WARRANTIES OF THE  SUBSCRIBER.  The Subscriber by his signature below hereby represents, warrants and certifies to the Company as follows:

                  (a)      The Subscriber is aware that the Offering has not been  registered  under the Securities
Act of 1933, as amended (the  “Securities  Act”),  or any state  securities  laws or  regulations  in reliance upon exemptions of Section 4(2) of the Securities Act and Regulation S thereunder,  and similar  exemptions  under state law. The Subscriber  will not offer or sell the Shares unless they are  registered or are exempt from  registration under the Securities Act of 1933, as amended (the  “Securities  Act”),  and any applicable state securities laws or regulations.

                  (b)      The  Subscriber  is also  aware  that a legend  will be  placed  on any  certificate  or certificates  evidencing  the  Shares  stating  that they have not been  registered  under the  Securities  Act and setting  forth or  referring  to the  restrictions  on  transfers  and sales  thereof.  The Company will place stop transfer  instructions  against the Shares and the certificates  therefor to restrict the transfer thereof,  except as may be prescribed by the Securities Act.

                  (c)      The  Subscriber,  or his adviser,  has such  knowledge  and  experience in financial and business  matters  that he is capable of  evaluating  the merits and risks of,  and  protecting  his  interests  in connection  with, an  investment in the Shares.  The  Subscriber is aware of the risks  involved in his  investment herein,  including the risks  described in that certain  private  placement  memorandum,  dated July 2001, that was delivered  to the  Subscriber  (the  “Placement  Memorandum”)  and the  risks  described  in  documents  (the  “SEC
Documents”) filed by the Company with the Securities and Exchange  Commission  pursuant to the Securities  Exchange
Act of 1934, as amended.

                  (d)      The  Subscriber,  or his  adviser,  has received and  carefully  reviewed the  Placement
Memorandum  and each of the SEC  Documents,  including the  attachments  thereto.  In addition,  the Subscriber has been provided  with the  opportunity  to discuss the terms and  conditions of this Offering and the business of the
Company with members of management and to review all relevant  financial  information,  books,  records,  and other information  concerning the Company,  such that the Subscriber is familiar with the business,  finances and general prospects for the future of the Company which he may consider  significant  for the purpose of making an investment decision.

                  (e)      The  Subscriber  has the full right,  power and  authority to enter into this  Agreement and to carry out and  consummate the  transactions  contemplated  herein.  This  Agreement  constitutes  the legal, valid and binding  obligation  of the  Subscriber.  If the  Subscriber is a  corporation  or trust,  the officer or trustee  executing this Agreement  represents and warrants that he is authorized to so sign;  that the  corporation or trust is authorized by the Articles (or Certificate) of  Incorporation  and By-laws of the corporation or by the trust agreement, as the case may be, to make this investment.

                  (f)      No  representations,  assurances or warranties have been made to the Subscriber,  or his adviser,  by the Company or by any of its respective  officers,  directors,  agents,  employees or affiliates,  nor anyone  else  on  their  behalf,  concerning,  among  others,  the  future  profitability  of  the  Company  or the
Subscriber's  investment  in it, and in entering  into this  transaction  the  Subscriber  is not relying  upon any information,  other than that  contained in the Placement  Memorandum  and the SEC  Documents  and the  attachments thereto, and the results of his, or his adviser's, own independent investigation.

                  (g)      The  Subscriber  will  not  offer or sell the  Shares  (which  term  shall  include  any pre-arrangement  for a purchase  by a U.S.  person or other  person in the U.S.)  directly  or  indirectly,  in the
United  States or to any natural  person who is a resident of the United  States or to any other "U.S.  person" (as defined  below) or for the  account or benefit of any "U.S.  person"  (other  than a  "distributor",  as defined in
Regulation S) unless  registered  under the Securities  Act and all applicable  state laws or an exemption from the registration requirements of the Securities Act and similar state laws is available.

                  (h)      The  Subscriber  is neither a U.S.  person nor  acquiring  the Shares for the account or benefit of any U.S.  person.  The  Subscriber,  if other than a natural  person,  was not formed for the purpose of acquiring the Shares.

                  The  Subscriber  understands  that a "U.S.  person",  as  defined  by  Regulation  S in Rules 901 through 905  promulgated  under the Securities Act  ("Regulation  S"),  includes any natural person resident in the
United States;  any partnership or corporation  organized or incorporated  under the laws of the United States; any estate of which any  executor  or  administrator  is a "U.S.  person";  any trust of which any  trustee  is a "U.S.
person";  any agency or branch of a foreign entity located in the United States; any  non-discretionary  account or similar  account (other than an estate or trust) held by a dealer or other  fiduciary for the benefit or account of a "U.S. person";  any discretionary  account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized,  incorporated,  or (if an individual) resident in the United States; and any partnership or corporation  organized or incorporated  under the laws of a jurisdiction  other than the United States which was formed by a "U.S.  person"  principally  for the purpose of investing in securities not  registered  under the Act, unless it is  organized  or  incorporated,  and owned,  by  accredited  investors  (as  defined  in Rule  501(a) of
Regulation D promulgated under the Act) who are not natural persons, estates or trusts.

                  (i)      The  Subscriber  is making  this  subscription  from his  residence  or  offices  at the address set forth below.  The  Subscriber  understands  that the  exemption  afforded by Regulation S requires that the  purchasers of the  securities  not be in the United States when the offer is made.  The purchase of the Shares hereunder by the Subscriber is in accordance  with all securities  and other laws of the  jurisdiction  in which it is  incorporated  or legally  resident.  This Agreement has not been executed or delivered by the Subscriber in the
United States.

                  (j)      The  Subscriber  also agrees to execute and deliver such  documents as may be reasonably requested  by the  Company  with  respect  to the  Subscriber’s  subscription  for the  Shares or the  Subscriber’s ownership of the Shares.

         3.       INDEMNITY BY THE  SUBSCRIBER.  The Subscriber  understands and  acknowledges  that the Company is relying on the  representations  made by the Subscriber herein,  and, thus, hereby agrees to indemnify the Company, and its  respective  officers and directors,  agents,  attorneys,  and employees,  and agrees to hold them harmless from and against any and all loss, damage,  liability,  or expense,  including reasonable  attorney's fees, that it or any of them may suffer,  sustain,  or incur by reason of or in connection with any  misrepresentation  or breach of warranty or agreement made by the Subscriber under this Agreement.

         4.       MISCELLANEOUS.

                  (a)      This  Agreement  shall be binding  upon and inure to the benefit of the  parties  hereto and  their  respective  legal  representatives,  heirs,  successors  and  assigns.  This  Agreement  shall  not  be assignable, in whole or in part.

                  (b)      This Agreement and any  additional  agreements and other  documents  delivered  pursuant hereto set forth the entire  agreement  and  understanding  of the parties in respect of the subject  matter hereof and thereof and supersede all prior  agreements,  arrangements  and  understandings  relating to the subject matter hereof and thereof.  This Agreement may not be  contradicted  by evidence of prior,  contemporaneous  or subsequent oral agreements of the parties.

                  (c)      This  Agreement  may be executed  simultaneously  in two or more  counterparts,  each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

                  (d)      The invalidity or  unenforceability  of any provision of this Agreement shall not affect any other  provisions  hereof,  and the  remainder  of the  Agreement  shall be  construed  as if such  invalid  or unenforceable  provision were modified to the extent  necessary to make it valid or  enforceable  but remain within the spirit of this Agreement, or if that is not possible, then omitted.

                  (e)      All  notices  provided  for in this  Agreement  shall be in writing  signed by the party giving such notice,  and delivered  personally  or sent by overnight  courier or messenger or sent by registered or certified  mail,  return  receipt  requested,  or by telex,  facsimile  transmission,  telegram or similar means of communication  if confirmed by mail to the Company at its current  address and to the  Subscriber at its address as it appears on the books and records of the Company.  Notices  shall be deemed to have been  received on the date of personal  delivery or facsimile,  or if sent by certified or registered mail,  return receipt  requested,  shall be deemed to be delivered on the third business day after the date of mailing.

                  (f)      This  Agreement  shall be governed  and  construed by the laws of the State of New York, without giving effect to conflicts of law principles of such state.

                                             [signature page follows]

TYPE OF OWNERSHIP: Please check one:

                  __________________ Individual (One signature required)

                  __________________ Joint tenants with rights of survivorship
                                             (Both parties must sign)

                  __________________ Tenants by the Entirety
                                             (Both parties must sign)

                  __________________ Tenants in common (Both parties must sign)

                  __________________ Trust (1) (Trustee must sign)

                  __________________ Corporation (2) (Authorized officer(s) must sign)

                  __________________ Partnership (3) (Authorized partner(s) must sign)

___________________________________________________________________________
                              PLEASE PRINT ABOVE THE EXACT REGISTRATION NAME FOR SHARES

SUBSCRIBER’S ADDRESS:____________________________________________________
____________________________________________________________________________
Please print

         (1)               Must be signed by trustee, “as trustee, for _________________________”
                           Please  fill out Trust  Certificate  set forth on page 10 hereof  and  provide a copy of the Trust Agreement.

         (2)               Please fill out  Corporate  Certificate  set forth on page 10 hereof and provide copy of
                           Articles or Certificate of Incorporation,  bylaws and board resolutions  authorizing the corporation’s investment in the Company.

         (3)               Please fill out  Partnership  Certificate  set forth on page 10 hereof and provide  copy of the Partnership Agreement.

                                      SIGNATURE PAGE FOR INDIVIDUAL INVESTORS

                  IN  WITNESS  WHEREOF,  the  undersigned,  intending  to  be  legally  bound,  has  executed  this
Subscription Agreement the date first above written.

                  Signature:_____________________________

                  Print Name:_____________________________

                  Signature:_____________________________

                  Print Name:_____________________________

                                      SIGNATURE PAGE FOR CORPORATE INVESTORS

                  IN  WITNESS  WHEREOF,  the  undersigned,  intending  to be  legally  bound,  has  caused its duly authorized officer to execute this Subscription Agreement as of the date first above written.

                           Name of Corporation:____________________________________

                           By:___________________________________________________
                                    Signature of authorized representative

                           Name:________________________________________________

                           Title:_________________________________________________
                                    Title of authorized representative

                                      SIGNATURE PAGE FOR PARTNERSHIP INVESTORS

                  IN WITNESS  WHEREOF,  the  undersigned,  intending to be legally bound, has caused its authorized representative to execute this Subscription Agreement as of the date first above written.

                           _________________________________________________________
                           Name of Partnership

                           By:_______________________________________________________
                                    Signature of general partner

                           Name:_____________________________________________________

                           By:________________________________________________________
                                    Signature of additional general partner, if required

                           Name:_____________________________________________________

                                        SIGNATURE PAGE FOR TRUST INVESTORS

                  IN  WITNESS  WHEREOF,  the  undersigned,  intending  to be  legally  bound,  has  caused its duly authorized representative to execute this Subscription Agreement as of the date first above written.

                  __________________________________________________________________
                  Name of Trust

                  __________________________________________________________________
                  Name of Trustee(s)

                  By:      ____________________________________________________________
                           Signature of Trustee

Certificate for Corporate, Partnership or Trust Subscriber

                  The   undersigned,   constituting   (an  authorized   officer,   trustee,   general  partner)  of
_____________________________________________________, hereby certifies that:

                  (a)      The  subscriber  has  been  duly  formed  and is  validly  existing  under  the  laws of
______________ with full power and authority to invest in PanAgra International Corporation; and

                  (b)      The subscriber’s  Subscription Agreement has been duly and validly authorized,  executed and  delivered  by the  subscriber  and will  constitute  the valid,  binding  and  enforceable  agreements  of the subscriber.

                                    ______________________________________________________
                                    Signature of an authorized corporate officer,
                                    general partner or trustee

                                    ______________________________________________________
                                    Name/Title

________________________
         Date

________________________
         Name of subscriber

Exhibit 10.11

                                        PLACEMENT AGENT AGREEMENT

                                                                                Dated as of: July 23, 2001

PanAgra International Corporation
One World Trade Center, 85th Floor
New York, New York 10048

Gentlemen:

         PanAgra  International  Corporation,  a New York corporation  (the “Company”),  hereby agrees with Chicago
Investment Group Incorporated, an Illinois corporation (the “Placement Agent”), as follows:

1.       Offering.

A.       The Company  hereby  engages the  Placement  Agent to act as its placement  agent in  connection  with the issuance  and sale by the Company (the  “Offering”)  of up to  15,000,000  shares (the  “Shares”) of the  Company’s common stock,  par value $.01 per share (“Common  Stock”),  at a price of $2.00 per share.  The Placement  Agent is being engaged on a non-exclusive basis.

B.       The Shares will be offered pursuant to a Confidential Private Placement  Memorandum,  dated July 23, 2001, prepared by the Company (such Confidential Private Placement  Memorandum,  together with all amendments thereof and supplements  and  exhibits  thereto,  are  referred  to herein as the  “Offering  Documents”),  and shall be issued pursuant to the terms and conditions set forth in the  Subscription  Agreements  substantially  in the form annexed as Exhibit D to the Confidential  Private Placement  Memorandum to be executed by each purchaser and the Company at each Closing (as defined in Section 1(C) hereof)  (collectively,  the “Subscription  Agreements”).  The Shares will be offered without registration under the Securities Act of 1933, as amended (the “Securities Act”).

         C. (i) The  Shares  will be offered  by the  Placement  Agent on a “best  efforts”  basis.  Subject to the conditions set forth in Section 8 hereof,  if subscriptions  for Shares have been received prior to the Termination
Date (as  hereinafter  defined) and are accepted by the  Company,  a closing  under this  Agreement  (the  “Initial
Closing”)  shall be held at the offices of the Placement  Agent,  or such other place as the parties may agree,  as soon as practicable  (but not later than five (5) business days)  following the date upon which the Placement Agent and the Company confirm in writing to each other that  subscriptions  for such Shares have been accepted or at such other  place,  time,  or date as the Company  and the  Placement  Agent  shall agree upon.  The date upon which the
Initial  Closing is held shall  hereinafter  be referred to as the “Initial  Closing  Date.” If  subscriptions  for
Shares have not been accepted by the Company by the Termination  Date, no Shares will be sold and the  subscription funds will be returned promptly to subscribers without interest thereon.

           (ii) At any time following the Initial Closing and prior to the Termination  Date, if subscriptions  for the sale of up to a total of  15,000,000  Shares are received and  accepted by the  Company,  one or more  closings
(each an  “Additional  Closing”)  shall  take place in the manner  herein  set forth  with  respect to the  Initial
Closing.  In the event that an Additional  Closing has not taken place for any  subscription  received and accepted on or prior to the Termination  Date, a final closing  (“Final  Closing”) shall be held on such date for the Shares which are the subject of such subscriptions.  References herein to a “Closing” shall mean the Initial Closing,  any
Additional  Closing or the Final Closing,  as the context requires,  and the date thereof shall be referred to as a
“Closing Date.”

         D.       The Offering  shall  commence on July 23, 2001 and shall  terminate  upon the earlier of the sale of  15,000,000  Shares or August 15, 2001,  unless  extended  without  notice to investors to a date not later than
October 15, 2001 with the mutual  consent of the Company  and the  Placement  Agent (such date,  as the same may be extended,  is  hereinafter  referred to as the  “Termination  Date”;  the period  commencing on the date hereof and ending on the Termination Date is sometimes referred to herein as the “Offering Period”).

2.       Information.

A.       Payment  for the  Shares  shall  be made by wire  transfer  or by  check as more  fully  described  in the
Subscription  Agreements.  The minimum purchase by any purchaser shall be $20,000 except that  subscriptions  for a lesser amount may be accepted at the  discretion of the Company and the Placement  Agent.  The Placement  Agent and
the Company  agree that the Shares will be offered and sold only to  “accredited  investors”  within the meaning of
Rule 501 of Regulation D  (“Accredited  Investors”)  promulgated by the  Securities  and Exchange  Commission  (the
“Commission”)  under the Securities Act and Rule 506 of Regulation D of the Securities Act, or to non-U.S.  persons outside of the United States pursuant to Regulation S under the Securities Act.

B.       The Placement Agent shall deposit any check or other funds received in respect of any  subscriptions  in a non-interest  bearing bank escrow account for the benefit of subscribers  in accordance  with the applicable  rules of the National  Association of Securities  Dealers,  Inc.,  pending a Closing with respect thereto.  The Placement
Agent shall deliver executed copies of the Subscription Agreement received from each subscriber to the Company.

C.       The Company  and the  Placement  Agent each  reserve  the right to reject any  subscriber,  in whole or in part, in each of their sole discretion.  Notwithstanding  anything to the contrary  contained in this Section 2(C), the  Company’s  right to reject a  subscriber  shall lapse five (5) business  days after  receipt by the Company of fully completed and duly executed  subscription  documents from the Placement Agent with respect to such subscriber
(unless it is determined  subsequent  to such period that such  subscriber  does not meet the investor  suitability requirements of the Offering).  Funds received from any subscriber whose  subscription is rejected will be returned to such subscriber,  without deduction  therefrom or interest  thereon,  but no sooner than such funds have cleared the banking system in the normal course of business.

         D.       Upon the Company’s  acceptance of  subscriptions  for Shares and a Closing with respect  thereto, all funds received from such  subscriptions  will be promptly  transmitted to the Company  against  delivery of the appropriate  amount of the  Securities  offered,  net of (i) the placement  agent  commission  equal to ten percent
(10%) of the gross  proceeds  from the sale of the Shares  closed  on,  (ii)  legal  fees and  expenses  due to the
Placement  Agent’s counsel in an amount not to exceed $1,000.00  without the Company’s prior written  consent,  and
(iii)  travel,  mailing  and  other  out-of-pocket  expenses  of the  Placement  Agent in an  amount  not to exceed
$1,000.00  without the  Company’s  prior  written  consent.  Upon the Company’s  acceptance  of  subscriptions  for additional  Shares and an Additional  Closing or Final Closing with respect  thereto,  all funds received from such subscriptions  will be promptly  transmitted  to the Company net of the  placement  agent  commission  and fees and expenses as set forth in the prior sentence of this Section 2(D).

3.       Representations, Warranties and Covenants of the Placement Agent.

         Except as otherwise set forth in the Offering  Documents,  the Placement  Agent  represents,  warrants and covenants as follows:

         A.       The Placement  Agent has the necessary  power to enter into this  Agreement and to consummate the transactions contemplated hereby and thereby.

         B.       The execution and delivery by the Placement  Agent of this  Agreement,  and the  consummation  of the transactions  contemplated herein and therein,  will not result in any violation of, or be in conflict with, or constitute a default  under,  any agreement or  instrument to which the Placement  Agent is a party or by which the
Placement  Agent or its  properties  are  bound,  or any  judgment,  decree,  order  or, to the  Placement  Agent’s knowledge,  any statute,  rule or regulation  applicable to the Placement  Agent.  Assuming the due  authorization, execution,  delivery and performance by the Company,  this Agreement,  when executed and delivered by the Placement
Agent,  will constitute a legal,  valid and binding  obligation of the Placement  Agent,  enforceable in accordance with their respective terms,  except to the extent that (i) the enforceability  hereof or thereof may be limited by bankruptcy,  insolvency,  reorganization,  moratorium or similar laws from time to time in effect and affecting the rights of  creditors  generally,  (ii) the  enforceability  hereof or thereof is subject to general  principles  of equity, or (iii) the indemnification provisions hereof or thereof may be held to be violative of public policy.

         C.       The Placement  Agent will deliver to each  purchaser of Shares,  prior to any  submission by such person of a written  offer  relating to the purchase of the Shares,  a copy of the  Offering  Documents as they may have been most recently amended or supplemented by the Company.

         D.       The  Placement  Agent  will  not  deliver  the  Offering  Documents  to any  person  it does  not reasonably believe to be an Accredited Investor or a non-U.S person outside of the United States.

         E.       The  Placement  Agent (i) will not  intentionally  take any action which it  reasonably  believes would cause the Offering to violate the provisions of the Securities  Act, the Securities  Exchange Act of 1934, as
amended  (the  “Exchange  Act”),  the  respective  rules and  regulations  promulgated  thereunder  (the “Rules and
Regulations”),  or applicable Blue Sky laws of any state or  jurisdiction  and (ii) will comply with Rule 502(c) of
Regulation D and Regulation S under the Securities Act.

         F.       The  Placement  Agent shall use all  reasonable  efforts to  determine  whether  any  prospective purchaser is either a qualified  Accredited Investor or a non-U.S.  person outside the United States. The Placement
Agent shall have no obligation to insure that (i) any check,  note,  draft or other means of payment for the Shares will be honored,  paid or enforceable  against the subscriber in accordance  with its terms, or (ii) subject to the performance of the Placement  Agent’s  obligations and the accuracy of the Placement  Agent’s  representations  and warranties  hereunder,  (a) the Offering is exempt from the registration  requirements of the Securities Act or any applicable state “Blue Sky” law or (b) any prospective  purchaser is a qualified  Accredited Investor or a non-U.S.
person outside the United States.

         G.       The Placement Agent is a member of the National  Association of Securities Dealers,  Inc., and is
a  broker-dealer  registered  as such under the Exchange Act and under the  securities  laws of the states in which the Shares will be offered or sold by the  Placement  Agent,  unless an exemption  for such state  registration  is available to the  Placement  Agent.  The  Placement  Agent is in material  compliance  with all material  rules and regulations  applicable to the Placement Agent generally and applicable to the Placement  Agent’s  participation in the Offering.

4.       Representations and Warranties of the Company.

         Except as otherwise set forth in the Offering Documents, the Company1 hereby  represents  and  warrants as follows:

         A.       The execution,  delivery and performance of this Agreement and the  Subscription  Agreements have been or will be, upon  execution  by the  Company,  duly and validly  authorized  by the  Company,  and is, or with respect to the  Subscription  Agreements  will be, upon execution by the Company,  valid and binding  agreements of the  Company,  enforceable  in  accordance  with  their  respective  terms,  except  to the  extent  that  (i)  the enforceability hereof or thereof may be limited by bankruptcy,  insolvency,  reorganization,  moratorium or similar laws from time to time in effect and affecting the rights of creditors  generally,  (ii) the enforceability  hereof or thereof is subject to general  principles of equity or (iii) the  indemnification  provisions  hereof or thereof may be held to be violative of public policy.  The Securities  have been duly  authorized and, when issued and paid for in  accordance  with  the  Offering  Documents  and the  Subscription  Agreements,  as the  case  may  be,  the certificates or other  instruments  representing  each of such Securities will be valid and binding  obligations of the  Company,  enforceable  in  accordance  with  their  respective  terms,  except  to the  extent  that  (i)  the enforceability thereof may be limited by bankruptcy,  insolvency,  reorganization,  moratorium or similar laws from time to time in effect and  affecting the rights of creditors  generally,  and (ii) the  enforceability  thereof is subject  to  general  principles  of equity.  All  corporate  action  required  to be taken for the  authorization, issuance and sale of the Securities has been duly and validly taken by the Company.

         B.       The  authorized  capital  stock of the Company  shall  immediately  prior to the Initial  Closing consist of  200,000,000  shares of Common  Stock,  par value $.01 per share,  of which  58,985,685  Shares shall be issued and  outstanding  assuming all shares under the  Offering are sold.  There are no shares of preferred  stock outstanding.  As of the date hereof,  the Company has  approximately  6,500,000 shares of Common Stock reserved for issuance  under  currently  outstanding  warrants,  options  and  other  securities  convertible,  exchangeable  or exercisable into Common Stock (“Option  Securities”).  As of the date hereof, no shares of Common Stock are held in the  treasury of the Company.  All of the issued and  outstanding  shares of the capital  stock of the Company are, and all  shares of Common  Stock  reserved  for  issuance  will be,  upon  issuance  in  accordance  with the terms specified in the instruments or agreements  pursuant to which they are issuable,  duly authorized,  validly issued, fully paid, and  non-assessable.  Except for the outstanding Option Securities,  there are no outstanding  options, warrants,  rights to acquire or subscribe to, or  commitments  of any nature to which the Company is a party or may be bound,  requiring the issuance or sale of any class of capital stock or other equity  securities,  or securities or rights convertible into or exchangeable for such shares or other equity  securities.  The issuance of the Shares has been duly authorized and, when issued, the Shares will be validly issued, fully paid and non-assessable;

         C.       The Company has been duly  incorporated  and is validly  existing and in good standing  under the laws of the State of New York,  with full  corporate  power and authority to own,  lease and operate its properties and to conduct its business as currently  conducted,  and is duly  registered  or qualified to conduct its business and is in good  standing in each  jurisdiction  or place where the nature of its  properties  or the conduct of its business  requires such  registration or  qualification,  except where the failure to register or qualify would not have a material adverse effect on the condition (financial or other),  business,  properties,  net worth or results of operations of the Company and its subsidiaries, taken as a whole (“Material Adverse Effect”).

         D.       The  Securities,   when  issued,  sold  and  delivered  in  accordance  with  the  terms  of  the
Subscription  Agreements and this Agreement,  for the consideration  expressed herein,  will be duly authorized and validly  issued,  will not be  subject to any  pre-emptive  or similar  right and will be free of  restrictions  on transfer other than  restrictions on transfer under applicable  securities laws. The execution and delivery of this
Agreement  and  the  Subscription  Agreements,  the  issuance  of  the  Securities  and  the  consummation  of  the transactions  contemplated hereby and thereby by the Company,  have been duly and validly approved by all requisite corporate  action,  do not  contravene  any  provisions  of law or any  order of any  court or  agreement  or other instrument  by which it is bound or by which any of its assets are  affected  (including,  but not  limited to, its charter and  by-laws),  or violate any judgment,  order,  injunction,  statute or  regulation  applicable to it. No consent, waiver (including,  without limitation,  of any right of first refusal),  approval or authorization of, or registration or qualification  with, any person,  bank or lender,  corporation,  association,  governmental body or court,  is required  for the Company to enter into this  Agreement  or the  Subscription  Agreements,  to issue the
Securities or to consummate the transactions  contemplated  hereby that has not been obtained,  except such filings as may be required pursuant to exemptions from registration under federal and state “Blue Sky” securities laws.

         E.       The Company has good and  marketable  title to, or valid and  enforceable  leasehold  estates in, all  items of real and  personal  property  necessary  to  conduct  its  business,  free  and  clear of all  liens, encumbrances,  claims,  security  interests  and defects of any material  nature  whatsoever,  other than liens for taxes not yet due and payable.

         F.       There is no action,  suit or proceeding  before or by any court or  governmental  agency or body, domestic  or foreign,  now  pending or, to the actual  knowledge  of the  Company  (without  inquiry),  threatened, against or affecting the Company,  or any of its properties,  which would  reasonably be anticipated to result in a
Material Adverse Effect.

         G.       The Company has:  (i) duly and timely  filed all tax returns  required to be filed by the Company under applicable law that include or relate to the Company, its income,  assets,  payroll,  operations or business, which tax  returns,  to the best of the  Company’s  knowledge,  are true,  correct  and  complete  in all  material respects;  and (ii) duly and timely paid, in full,  all taxes which are currently due and payable and for which the
Company is liable,  except,  in each case, where the failure to do so is not reasonably  anticipated to result in a
Material Adverse Effect.

         H.       The  Company:  (i) is not in material  default  under any  material  agreement,  lease,  license, contract  or  commitment,  whether  oral or  written,  including,  without  limitation,  those with  employees  and consultants  (“Material  Agreements”)  to which the Company is a party or by which any of its  material  assets are bound,  and there is no event known to the Company that, with notice,  or lapse of time, or both,  would constitute a default by any party to any  Material  Agreement  or give them any right to  terminate or modify any of the same;
and (ii) has not  received  notice that any party to any  Material  Agreement  intends to cancel or  terminate  any
Material  Agreement or not to exercise any renewal or extension options under any Material  Agreement.  The Company is not in  violation  of any  provision  of its  charter or  by-laws  or, to its  knowledge,  in  violation  of any franchise,  license, permit, judgment,  decree or order, or, to its knowledge, in violation of any statute, rule or regulation.  Neither the execution and delivery of this Agreement or the Subscription Agreements,  nor the issuance and sale or delivery of the Securities,  nor the consummation of any of the transactions  contemplated herein or in the  Subscription  Agreements,  nor the compliance by the Company with the terms and provisions  hereof or thereof, as the case may be, has  conflicted  with or will conflict  with, or has resulted in or will result in a breach of, any of the terms and provisions of, or has  constituted or will  constitute a default under,  or has resulted in or will result in the creation or imposition  of any lien,  charge or  encumbrance  upon any property or assets of the
Company or pursuant to the terms of any indenture,  mortgage,  deed of trust, note, loan or credit agreement or any other  agreement or instrument  evidencing an obligation for borrowed  money,  or any other agreement or instrument to which the Company may be bound or to which any of the  property or assets of the Company is subject,  except any lien,  charge or encumbrance  which could not reasonably be expected to have a Material  Adverse  Effect;  nor will such action  result in any  violation of the  provisions  of the charter or the by-laws of the Company,  or (except any which could not  reasonably be expected to have a Material  Adverse  Effect) of any statute or any order,  rule or  regulation  applicable to the Company of any foreign,  federal,  state or other  regulatory  authority or other government body having jurisdiction over the Company.

         I.       The  Company  holds,  and  is in  compliance  with,  all  permits,  licenses,  registrations  and authorizations  required by it in  connection  with the conduct of the  business of the Company  under all federal, state and local laws, rules and  regulations,  except where the failure to be in compliance has not had, and is not reasonably expected to have, a Material Adverse Effect.

         J.       The Company maintains  insurance policies,  including,  but not limited to, general liability and property  insurance,  which insures the Company and each of its employees  against such losses and risks  generally insured against by comparable  businesses.  To the Company’s  knowledge,  there are no facts or circumstances under any such  insurance  policy or surety bond which would relieve any insurer of its obligation to satisfy in full any valid claim of the Company.

         K.       The  Securities  and  the  Subscription  Agreements  conform  in  all  material  respects  to all statements in relation thereto contained in the Offering Documents.

         L.       The  Company  does  not  have  outstanding  obligations  to  any of its  respective  officers  or directors,  except as disclosed in the financial  statements of the Company included in the Company’s  Confidential
Private Placement Memorandum.

         M.       There are no claims for services in the nature of a finder’s or  origination  fee with respect to the sale of the Shares or any other  arrangements,  agreements  or  understandings  that may  affect the  Placement
Agent’s compensation, as determined by the National Association of Securities Dealers, Inc.

         N.       The Company owns or possesses,  free and clear of all liens or  encumbrances  and rights  thereto or therein  by third  parties,  the  requisite  licenses  or other  rights to use all  trademarks,  service  marks, copyrights,  service  names,  trade names,  patents,  patent  applications  and  licenses  necessary to conduct its business and there is no claim or action by any person pertaining to, or proceeding,  pending or threatened,  which challenges  the rights of the Company with respect to any  trademarks,  service marks,  copyrights,  service names, trade  names,  patents,  patent  applications  and  licenses  used in the conduct of the  Company’s  business.  The
Company’s  current  products,  services or processes do not infringe or will not infringe on the patents  currently held by any third party.

         O.       The Company is not under any  obligation to pay  royalties or fees of any kind  whatsoever to any third party with respect to any  trademarks,  service  marks,  copyrights,  service  names,  trade names,  patents, patent  applications,  licenses or technology it has developed,  uses,  employs or intends to use or employ,  other than to their respective licensors or sublicensors.

         P.       Subject to the  performance by the Placement  Agent of its  obligations  hereunder,  the Offering
Documents  and the offer and sale of the  Securities  comply,  and will continue to comply,  up to the  Termination
Date in all material  respects with the  requirements  of Rule 506 of Regulation D and  Regulation S promulgated by the Commission  pursuant to the Securities Act and any other applicable federal and state laws, rules,  regulations and executive  orders.  Neither the Offering  Documents  nor any amendment or supplement  thereto nor any documents prepared by the Company in  connection  with the Offering  will contain any untrue  statement of a material fact or omit to state any material  fact  required to be stated  therein or necessary to make the  statements  therein,  in light of the  circumstances  under which they were made,  not  misleading.  All statements of material facts in the
Offering  Documents  are true and correct as of the date of the Offering  Documents and will be true and correct on the date of the Closing.

         Q.       The Company is not  required to register as an  “investment  company”  within the meaning of such term under the  Investment  Company  Act of 1940,  as  amended,  and the rules and  regulations  of the  Commission thereunder.

         R.       The Company maintains a system of internal  accounting  controls sufficient to provide reasonable assurances that (i) transactions are executed in accordance with  management’s  general or specific  authorization;
(ii)  transactions  are recorded as necessary to permit  preparation  of financial  statements in  conformity  with generally  accepted  accounting  principles and to maintain  accountability  for assets;  (iii) access to assets is permitted  only in  accordance  with  management’s  general  or  specific  authorization;  and  (iv)  the  recorded accountability  for assets is compared with  existing  assets at reasonable  intervals  and  appropriate  action is taken with respect to any differences.

5.       Certain Covenants and Agreements of the Company.

         The  Company  covenants  and agrees at its expense  and  without  any  expense to the  Placement  Agent as follows:

A.       To advise the Placement  Agent of any adverse change in the Company’s  financial  condition,  prospects or business or of any  development  materially  affecting the Company or rendering  untrue or misleading  any material statement  in the  Offering  Documents  occurring at any time prior to the Closing as soon as the Company is either informed or becomes aware thereof.

B.       To use its best  efforts to cause the sale of the Shares to be  qualified or  registered  for sale,  or to obtain  exemptions  from  such  qualification  or  registration  requirements,  under the  securities  laws of such jurisdictions as the Placement Agent shall reasonably  request;  provided that such states and jurisdictions do not require the Company to qualify as a foreign  corporation.  Qualification,  registration  and exemption  charges and fees shall be at the sole cost and expense of the Company.  The Company’s  counsel shall perform the required “Blue
Sky” service.

C.       Unless the  Company is at the time a reporting  company  under the  Exchange  Act and has filed any of the following  information  pursuant to its  obligations  thereunder,  to provide to the  Placement  Agent for a period ending five (5) years from the Termination  Date,  copies of all quarterly and audited annual financial  statements prepared by or on behalf of the Company.

D.       Unless the  Company is at the time a reporting  company  under the  Exchange  Act and has filed any of the following  information  pursuant  to its  obligations  thereunder,  to  deliver,  for a period  of five  (5)  years following  the  Termination  Date,  to the  Placement  Agent,  in the  manner  provided  in  Section  10(B) of this
Agreement:  (i) within  forty-five  (45) days after the end of each of the first three quarters of each fiscal year of the Company,  commencing  with the first quarter  ending after the  Termination  Date, a statement of its income for each such  quarterly  period,  and its balance sheet and a statement of changes in  stockholders’  equity as of the end of such quarterly  period,  all in reasonable  detail,  certified by its principal  financial or accounting officer;  (ii) within  ninety (90) days after the close of each fiscal year,  its balance  sheet as of the close of such fiscal  year,  together  with a statement  of income,  a statement  of changes in  stockholders’  equity and a statement  of cash flow for such fiscal  year,  such balance  sheet,  statement of income,  statement of changes in stockholders’  equity  and  statement  of cash flow to be in  reasonable  detail and  accompanied  by a copy of the certificate or report thereon of independent auditors;  and (iii) a copy of all documents,  reports and information furnished  to its  stockholders  at the time that such  documents,  reports and  information  are  furnished to its stockholders.

E.       To apply the proceeds of the  Offering in  accordance  with “Use of  Proceeds”  in the Offering  Documents and,  except as set  forth in the  Offering  Documents,  not to apply  proceeds  from the  Offering  (i) to pay any deferred  compensation of any current or former employee of the Company,  or (ii) to pay any principal  amount,  or accrued  interest due and payable  therein,  payable  under any loan(s),  advances or  indebtedness,  to directors, officers or 5% or greater shareholders.

F.        To provide the Placement  Agent with as many copies of the Offering  Documents as the Placement Agent may reasonably request.

G.       To ensure  that any  transactions  between or among the  Company  or any of its  officers,  directors  and affiliates be on terms and  conditions  that are no less  favorable to the Company,  than the terms and  conditions that would be available in an “arms length” transaction with independent third parties.

H.       To comply with the terms of the Subscription Agreements,  including,  without limitation, the registration rights provisions thereof.

6.       Indemnification.

A.       The  Company  hereby  agrees  that it will  indemnify  and  hold the  Placement  Agent  and each  officer, director,  shareholder,  employee,  agent, attorney,  accountant or representative of the Placement Agent, and each person  controlling,  controlled by or under common control of the Placement Agent within the meaning of Section 15 of the  Securities  Act or Section 20 of the Exchange Act or the Rules and  Regulations,  harmless from and against any and all loss, claim,  damage,  liability,  cost or expense whatsoever  (including,  but not limited to, any and all legal fees,  filing fees and other  expenses  and  disbursements  incurred in  connection  with  investigating, preparing  to defend or  defending  any  action,  suit or  proceeding,  including  any  inquiry  or  investigation, commenced or  threatened,  or any claim  whatsoever or in appearing or preparing for appearance as a witness in any action,  suit or proceeding,  including any inquiry,  investigation or pretrial proceeding such as a deposition) to which the Placement Agent or such  indemnified  person of the Placement Agent may become subject (1) as a result of claims  asserted  by third  parties  related to or arising  out of the  engagement  of the  Placement  Agent by the
Company  pursuant to the terms hereof or in  connection  therewith and (2) under the  Securities  Act, the Exchange
Act, the Rules and Regulations, or any other federal or state law or regulation,  common law or otherwise,  arising out of or based upon (i) any untrue  statement  or alleged  untrue  statement of a material  fact  contained in (A)
Section 4 and Section 5 of this Agreement,  (B) the Offering  Documents (except those written  statements  relating to the  Placement  Agent given by an  indemnified  person for  inclusion  therein),  (C) any  application  or other document or written  communication  executed  by the Company or based upon  written  information  furnished  by the
Company filed in any  jurisdiction  in order to qualify the Securities  under the securities  laws thereof,  or any state securities  commission or agency;  (ii) the omission or alleged omission from documents  described in clauses
(A),  (B) or (C) above of a material  fact  required  to be stated  therein  or  necessary  to make the  statements therein not misleading;  or (iii) the breach of any material representation,  warranty,  covenant or agreement made by the Company in this  Agreement.  The Company  further agrees that upon demand by an indemnified  person,  at any time or from time to time,  it will  promptly  reimburse  such  indemnified  person  for any loss,  claim,  damage, liability,  cost or expense  actually and  reasonably  paid by the  indemnified  person as to which the Company has indemnified  such person  pursuant  hereto.  Notwithstanding  the foregoing  provisions of this Paragraph 6(A), any such payment or reimbursement by the Company of fees,  expenses or disbursements  incurred by an indemnified person in any  proceeding  in which a final  judgment  by a court of  competent  jurisdiction  (after  all  appeals or the expiration  of time to  appeal) is entered  against  the  Placement  Agent or such  indemnified  person as a direct result of the Placement Agent or such person’s gross  negligence or willful  misfeasance will be promptly repaid to the Company.

B.       The  Placement  Agent  hereby  agrees  that it will  indemnify  and hold  the  Company  and each  officer, director,  shareholder,  employee,  agent,  attorney,  accountant or representative of the Company, and each person controlling,  controlled  by or under  common  control  with the  Company  within the  meaning of Section 15 of the
Securities  Act or Section 20 of the Exchange Act or the Rules and  Regulations,  harmless from and against any and all loss,  claim,  damage,  liability,  cost or expense  whatsoever  (including,  but not  limited  to, any and all
reasonable  legal  fees,   filing  fees  and  other  expenses  and   disbursements   incurred  in  connection  with
investigating,  preparing  to defend or  defending  any  action,  suit or  proceeding,  including  any  inquiry  or investigation,  commenced or threatened,  or any claim  whatsoever or in appearing or preparing for appearance as a witness in any action,  suit or proceeding,  including any inquiry,  investigation or pretrial proceeding such as a deposition)  to which  the  Company  or such  indemnified  person  of the  Company  may  become  subject  under the
Securities  Act, the Exchange  Act, the Rules and  Regulations,  or any other  federal or state law or  regulation, common law or  otherwise,  arising out of or based upon (i) the  conduct of the  Placement  Agent or its  officers, employees or  representatives  in its acting as placement  agent for the Offering,  (ii) the breach of any material representation,  warranty,  covenant or agreement made by the Placement Agent in this Agreement,  (iii) information in  the  Offering  Documents  relating  to the  Placement  Agent  prepared  by the  Placement  Agent  or any of its representatives  for inclusion therein or (iv) the omission,  or alleged omission,  in the Offering  Documents of a material  fact  required  to be  stated  therein  or  necessary  to make  the  statements  therein  not  misleading information, in each case solely as such omission or alleged omission relate to the Placement Agent.

C.       Promptly  after  receipt  by an  indemnified  party of notice of  commencement  of any  action  covered by
Section 6(A) or 6(B), the party to be indemnified  shall,  within ten (10) business days,  notify the  indemnifying party of the commencement thereof;  provided,  however, that the omission by one indemnified party to so notify the indemnifying  party shall not relieve the indemnifying  party of its obligation to indemnify any other  indemnified party that has given such notice and, provided further,  shall not relieve the indemnifying  party of any liability outside of this  indemnification  if not prejudiced  thereby.  In the event that any action is brought  against the indemnified  party,  the  indemnifying  party will be entitled  to  participate  therein  and, to the extent it may desire,  to assume and control the defense thereof with counsel chosen by it which is reasonably  acceptable to the indemnified  party.  After  notice from the  indemnifying  party to such  indemnified  party of its  election to so assume the  defense  thereof,  the  indemnifying  party  will not be liable to such  indemnified  party  under such
Section  6(A) or 6(B)  for any  legal  or  other  expenses  subsequently  incurred  by such  indemnified  party  in connection  with the defense  thereof,  but the  indemnified  party may, at its own  expense,  participate  in such defense by counsel chosen by it,  without,  however,  impairing the  indemnifying  party’s  control of the defense.
Subject to the proviso of this sentence and  notwithstanding  any other statement to the contrary contained herein, the  indemnified  party or parties  shall have the right to choose its or their own counsel and control the defense of any action,  all at the expense of the  indemnifying  party if, (i) the  employment  of such counsel  shall have been authorized in writing by the  indemnifying  party in connection with the defense of such action at the expense of the indemnifying  party, or (ii) the indemnifying party shall not have employed counsel reasonably  satisfactory to such  indemnified  party to have charge of the defense of such action  within a reasonable  time after notice of commencement of the action, or (iii) such indemnified  party or parties shall have reasonably  concluded that there may be defenses  available to it or them which are different  from or  additional to those  available to one or all of the indemnifying  parties and a conflict of interest exists as a result (in which case the indemnifying  parties shall not have the right to direct the defense of such action on behalf of the  indemnified  party or parties),  in any of which events the  reasonable  fees and expenses of one additional  counsel  reasonably  satisfactory  to the indemnifying party shall be borne by the indemnifying party;  provided,  however, that the indemnifying party shall not,  in  connection  with any one action or  separate  but  substantially  similar or related  actions in the same jurisdiction  arising out of the same general  allegations or  circumstance,  be liable for the reasonable fees and expenses of more than one separate firm of attorneys at any time for all such  indemnified  parties.  No settlement of any action or  proceeding  against an  indemnified  party shall be made without the consent of the  indemnifying party.

D.       In order to provide for just and equitable  contribution  in  circumstances  in which the  indemnification provided for in Section 6(A) or 6(B) is due in  accordance  with its terms but is for any reason held by a court to be  unavailable  on grounds of policy or  otherwise,  the Company and the Placement  Agent shall  contribute to the aggregate  losses,  claims,  damages and  liabilities  (including  legal or other expenses  reasonably  incurred in connection  with the  investigation  or defense of same) which the other may incur in such  proportion  so that the
Placement  Agent shall be  responsible  for such  percent of the  aggregate  of such  losses,  claims,  damages and liabilities as shall equal the  percentage of the gross proceeds paid to the Placement  Agent and the Company shall be responsible for the balance;  provided,  however, that no person guilty of fraudulent  misrepresentation  within the meaning of  Section 11(f)  of the Securities Act shall be entitled to contribution  from any person who was not guilty  of such  fraudulent  misrepresentation.  For  purposes  of  this  Section  6(D),  any  person  controlling, controlled by or under common  control with the  Placement  Agent,  or any partner,  director,  officer,  employee, representative  or any agent of any thereof,  shall have the same rights to contribution as the Placement Agent and each person  controlling,  controlled by or under common  control with the Company within the meaning of Section 15 of the  Securities  Act or Section 20 of the Exchange Act and each officer of the Company and each  director of the
Company  shall have the same rights to  contribution  as the  Company.  Any party  entitled to  contribution  will, promptly after receipt of notice of  commencement of any action,  suit or proceeding  against such party in respect of which a claim for  contribution  may be made against the other party under this Section 6(D),  notify such party from whom  contribution  may be sought,  but the  omission to so notify such party shall not relieve the party from whom  contribution  may be sought from any  obligation  they may have hereunder or otherwise if the party from whom contribution  may be sought is not  materially  prejudiced  thereby.  The  indemnity  and  contribution  agreements contained in this Section 6 shall remain  operative and in full force and effect  regardless  of any  investigation made by or on behalf of any indemnified person or any termination of this Agreement.

7.       Payment of Expenses.

         The Company will pay all expenses  related to the  Offering,  including,  but not limited to, the fees and expenses of its  counsel,  all  expenses  incurred in  connection  with Blue Sky  registrations,  all  printing and duplication  costs related to the Offering  Documents,  in such quantities as the Placement Agent  reasonably deems necessary,  filing fees,  escrow agent fees and expenses,  and all postage,  mailing and express  charges and other expenses in connection with the delivery of copies of the Offering  Documents and  Subscription  Agreements and the
distribution  of securities  after any Closing.  The Company shall also reimburse the Placement  Agent for expenses incurred by it in  connection  with the  Offering,  including but not limited to the fees and expenses of its legal counsel and  reasonable  travel  expenses,  which shall not exceed  $1,000.00  without the Company’s  prior written consent.  Such amount  shall be  reimbursed  to the  Placement  Agent at the Initial  Closing for all such  amounts incurred on or before the date of such Initial  Closing and, to the extent that the  Placement  Agent  subsequently incurs additional  expenses for which it is entitled to any reimbursement,  such reimbursement shall be made at any
Additional Closing or at the Final Closing, as the case may be.

8.       Conditions of the Closings

         Each Closing shall be held at the offices of the Placement  Agent or its counsel.  The  obligations of the
Placement  Agent  hereunder shall be subject to the continuing  accuracy of the  representations  and warranties of the Company  herein as of the date hereof and as of the date of the  Closing  with  respect to the Company as if it had been made on and as of such Closing;  the accuracy on and as of each Closing of the  statements of the officers made  pursuant  to the  provisions  hereof;  and the  performance  by the  Company on and as of the  Closing of its
covenants and obligations hereunder and to the following further conditions:

         A.       At the Closing,  the Placement  Agent shall receive the opinion of counsel to the Company,  dated as of the date of such Closing, which opinion shall be in a form reasonably acceptable to the Placement Agent.

         B.       At or prior to each  Closing,  counsel for the  Placement  Agent shall have been  furnished  such documents,  certificates  and  opinions  as it may  reasonably  require for the purpose of enabling it to review or pass upon the  matters  referred to in this  Agreement  and the  Offering  Documents,  or in order to evidence  the accuracy, completeness or satisfaction of any of the representations, warranties or conditions herein contained.

         C.       At and  prior to each  Closing,  (i)  there  shall  have  been no  material  adverse  change  nor development  involving a prospective change in the condition or prospects or the business activities,  financial or otherwise,  of the  Company  from  the  latest  dates as of  which  such  condition  is set  forth in the  Offering
Documents; (ii) there shall have been no transaction,  not in the ordinary course of business,  entered into by the
Company  which has not been  disclosed in the Offering  Documents;  (iii) the Company shall not be in default under any provision of any instrument  relating to any outstanding  indebtedness  for which a waiver or extension has not been  otherwise  received;  (iv) except as set forth in the Offering  Documents,  the Company shall not have issued any  securities  (other  than those set forth in the  Offering  Documents  or  pursuant  to the  exercise of Option
Securities) or declared or paid any dividend or made any  distribution  of its capital stock of any class and there shall not have been any change in the  indebtedness  (long or short  term) or  liabilities  or  obligations  of the
Company  (contingent or otherwise);  (v) no material amount of the assets of the Company shall have been pledged or mortgaged;  and (vi) no action,  suit or proceeding,  at law or in equity,  against the Company or affecting any of its  properties  or  businesses  shall  be  pending  or  threatened  before  or by any  court or  federal  or state commission,  board or other administrative agency, domestic or foreign, wherein an unfavorable decision,  ruling or finding could have a Materially Adverse Effect .

         D.       At each Closing,  the Placement  Agent shall have received a certificate of the Company signed by its chief executive officer and chief financial officer,  dated as of the date of such Closing,  to the effect that the  conditions set forth in  subparagraph (C)  above have been satisfied and that, as of the date of such Closing, the representations and warranties of the Company set forth herein are true and correct.

         E.       At or prior to each Closing,  the Company shall have duly executed and delivered the  appropriate amount and designation of certificates  representing  the Shares to the Placement Agent as agent for the respective purchasers whose subscriptions have been accepted by the Company.

9.       Termination.

         This Agreement  shall  terminate if the Initial Closing does not take place on or before the seventh (7th)
business day following the  Termination  Date or as soon thereafter as the funds received from  subscriptions  have cleared  the  banking  system in the normal  course of  business.  Either the  Placement  Agent or the  Company may terminate  the  Offering  in its sole  discretion  prior to the  Initial  Closing.  In the event  that the  Company determines  to terminate  the Offering  from and after the date hereof  through the end of the Offering  Period for any reason other than the Placement  Agent’s  breach of the terms of this  Agreement,  and the  Placement  Agent is willing to proceed,  then the Company  shall  immediately  pay to the  Placement  Agent its actual  out-of-  pocket expenses,  including  but not limited to fees and expenses of its legal  counsel and  reasonable  travel  expenses.
Upon such  termination,  all  Subscription  Agreements and payments for the Shares not previously  delivered to the purchasers  thereof,  without  interest  thereon  or  deduction  therefrom,  shall be  returned  to the  respective subscribers,  the Placement  Agent shall have no further  obligation to the Company,  and the Company shall have no obligation to the Placement  Agent,  except for payment of its actual  out-of-pocket  expenses as set forth herein.
If the Placement Agent does not or fails to complete the proposed  private  placement and the reasons  therefor are reasonably  related to a material  adverse change in the business or financial  results,  prospects or condition of the Company,  or if the proposed  offering is not  completed  because of the  Company’s  actions or failure to take such actions as are  reasonably  required  hereunder and the  Placement  Agent is prepared to perform in accordance with the terms herein,  then, in any such case, the Company  agrees to promptly pay the Placement  Agent its actual out-of-pocket  expenses.  If the Placement Agent does not or fails to complete the proposed  private  placement and the reasons therefor are reasonably related to a material adverse change in market  conditions,  the Company agrees to promptly pay the Placement Agent its actual out-of-pocket expenses.

10.      Miscellaneous.

A.       This  Agreement  may be  executed  in any number of  counterparts,  each of which shall be deemed to be an original, but all which shall be deemed to be one and the same instrument.

B.       Any notice  required  or  permitted  to be given  hereunder  shall be given in writing and shall be deemed effective when deposited in the United States mail,  postage prepaid,  or when received if personally  delivered or faxed, addressed as follows:

To the Placement Agent:

     Chicago Investment Group Incorporated     and   Chicago Investment Group Incorporated
     One World Trade Center, 85th Floor              39 South LaSalle Street, Suite 325
     New York, New York 10048                        Chicago, Illinois 60603
     Attn.: Mr. Jeffrey Nunez                                 Attn.: Mr. Richard Lynch
     Fax: (212) 390-1301                             Fax: (312) 857-2040

with a copy (which shall not constitute notice) to:

     Eric S. Hutner, Esq.
     Law Offices of Eric S. Hutner & Associates
     One World Trade Center, 85th Floor
     New York, New York 10048
     Fax: (212) 321-2930

To the Company:

     PanAgra International Corporation
     One World Trade Center, 85th Floor
     New York, New York 10048
     Attn.: Mr. Ronald C.H. Lui
     Fax No. (212) 829-0963

with a copy (which shall not constitute notice) to:

     Louis A. Bevilacqua, Esq.
     Wiggin & Dana LLP
     Three Stamford Plaza
     P.O. Box 110325
     Stamford, Connecticut 06911-0325
     Fax No. (203) 363-7676
     or to such other address of which written notice is given to the others.
C.       This  Agreement  shall be governed by and  construed  in all  respects  under the laws of the State of New
York,  without reference to its conflict of laws rules or principles.  Any suit,  action,  proceeding or litigation arising out of or relating to this  Agreement  shall be brought and  prosecuted  in such  federal or state court or
courts  located  within  the  State  of  New  York  as  provided  by  law.  The  parties  hereby   irrevocably  and
unconditionally  consent to the  jurisdiction of each such court or courts located within the State of New York and to service of process by registered or certified mail,  return receipt  requested,  or by any other manner provided by applicable  law, and hereby  irrevocably  and  unconditionally  waive any right to claim that any suit,  action, proceeding or litigation so commenced has been commenced in an inconvenient forum.

D.       This Agreement and the other agreements  referenced  herein contain the entire  understanding  between the parties  hereto with respect to this  Offering  and may not be modified or amended  except by a writing duly signed by the party against whom enforcement of the modification or amendment is sought.

E.       If any  provision of this  Agreement  shall be held to be invalid or  unenforceable,  such  invalidity  or unenforceability shall not affect any other provision of this Agreement.

         F.       This Agreement may be executed in two (2) or more counterparts, each of which shall be deemed an original and all of which, together, shall constitute one and the same original instrument. Facsimile execution and delivery of this Agreement is legal, valid and binding for all purposes.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

CHICAGO INVESTMENT GROUP INC.                                  PANAGRA INTERNATIONAL CORP.

By:                                                            By:
     Name:                                                          Name:
     Title:                                                         Title:

--------
1 All references to the “Company” shall, when applicable in the context, include all subsidiaries of the Company.