Form 10QSB
period 2002-03-31
PANAGRA INTERNATIONAL CORP/
filed 2002-05-23
CIK 1010566

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

                                            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                                OF THE SECURITIES EXCHANGE ACT OF 1934

                                             For the quarterly period ended March 31, 2002
                                                            --------------

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

As of May 20, 2002, the Company had 49,382,252 shares of Common Stock, par value $0.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes               No  X

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                                                                                    PAGE NO.
                                                                                                   ---------

CONSOLIDATED BALANCE SHEETS                                                                             2

CONSOLIDATED STATEMENTS OF OPERATIONS                                                                   3

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                   4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                                                          5

                                             MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                                                     (A DEVELOPMENT STAGE COMPANY)

                                                      CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                            March 31,             December 31,
                                                                                2002                  2001
                                                                                ----                  ----
                                                      Assets
                                                      ------
Current assets
     Cash and cash equivalents                                            $        53,766       $        34,055
     Due from related companies                                                   123,778                95,787
     Prepaid expenses and other current assets                                    330,333               223,854
                                                                          ---------------       ---------------

           Total Current Assets                                                   507,877               353,696
                                                                          ---------------       ---------------
Property, plant and equipment - at cost                                           904,444               748,308
     Less: accumulated depreciation                                              (169,655)             (150,382)
                                                                          ---------------       ---------------
                                                                                  734,789               597,926
                                                                          ---------------       ---------------
Intangible asset – net
     Patent rights                                                                295,714               295,714
                                                                          ---------------       ---------------
           Total Assets                                                   $     1,538,380       $     1,247,336
                                                                          ===============       ===============

                                     Liabilities and Stockholders’ Deficiency
                                     -----------------------------------------

Current liabilities
     Note payable – bank                                                  $       649,466       $       649,466
     Accrued liabilities                                                        1,225,678               624,147
     Due to stockholder                                                         1,320,285               984,177
                                                                           --------------        --------------
           Total liabilities                                                    3,195,429             2,257,790
                                                                           --------------        --------------
Commitments

Stockholders' Deficiency
     Common stock                                                                 488,420               484,692
     Additional paid in capital                                                10,947,998            10,877,165
     Deficit accumulated during the development stage                         (13,018,906)          (12,372,311)
                                                                          ---------------       ---------------
                                                                               (1,582,488)           (1,010,454)
     Stock subscription receivable                                                (74,561)               -

           Total stockholders’ deficiency                                      (1,657,049)           (1,010,454)
                                                                          ---------------       ---------------
           Total liabilities and stockholders' deficiency                 $     1,538,380       $     1,247,336
                                                                          ===============       ===============

                        The accompanying notes are an integral part of the consolidated financial statements.

                                              MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                                                     (A DEVELOPMENT STAGE COMPANY)

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (UNAUDITED)

                                                                                                      Cumulative Amounts
                                                                                                       Since Inception,
                                                                                                        June 4,1997 To
                                                               Three Months Ended March 31,               March 31,
                                                                2002                  2001                   2002
                                                                ----                  ----          -----------------------

Cost and expenses
     General and administrative expenses                   $       624,675      $        408,995      $       4,264,153
     Research and development costs                                 12,000                  -                 8,671,175
                                                           ----------------     -----------------     ------------------
Operating loss                                                    (636,675)             (408,995)           (12,935,328)

Other expense
     Interest expense                                                9,920                 9,175                 83,578
                                                           ----------------     -----------------     ------------------
         Net loss                                          $      (646,595)     $       (418,170)     $     (13,018,906)
                                                           ================     =================     ==================

  Net loss per share of common stock (basic
     and diluted)                                          $          (.01)     $          (.01)
                                                           ================     ================
Weighted average number of common stock
     shares used in per share calculation
     (basic and diluted)                                        48,634,877            28,000,000
                                                           ===============      ================

                The accompanying notes are an integral part of the consolidated financial statements.

                                              MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                                                     (A DEVELOPMENT STAGE COMPANY)

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

                                                                                                                 Cumulative
                                                                                                               Amounts Since
                                                                                                                 Inception
                                                                               Periods Ended March 31,        June 4, 1997 To
                                                                               -----------------------            March 31,

                                                                              2002                 2001               2002
                                                                              ----                 ----               ----
                                                                                                           -----------------------

Cash Flows From Operating Activities
     Net loss                                                       $      (646,595)      $      (418,170)    $   (13,018,906)
     Adjustments to reconcile net loss to net cash provided by
     operating activities:
         Depreciation and amortization                                       19,273                12,915             105,289
         Research and development expenses recorded in
              reorganization*                                                 -                     -               8,612,730
         Reorganization expenses recorded in reorganization*                  -                     -                 455,830
         Changes in operating assets and liabilities:                                             (23,267)
              Prepaid expenses and other assets                            (134,470)                                 (671,667)
              Accrued liabilities                                           601,531                (5,737)          1,225,678
                                                                   -----------------      ----------------    ----------------

     Net cash used in operating activities                                 (160,261)             (434,259)         (3,291,046)

Cash Flows From Investing Activities
     Reorganization – net of cash acquired                                    -                     -                (320,579)
     Purchase of patent rights                                                -                  (169,603)           (295,714)
     Purchases of property and equipment                                   (156,136)              (49,608)           (904,444)
                                                                   -----------------     -----------------    ----------------

     Net cash used in investing activities                                 (156,136)             (219,211)         (1,520,737)

Cash Flows From Financing Activities
     Due to stockholders and related parties – net**                        336,108               609,281           1,671,946
     Proceeds from issuance of common stock**                                 -                     -               3,544,137
     Dividend paid                                                            -                     -              (1,000,000)
     Notes payable – bank – net                                               -                   (24,943)            649,466
                                                                   -----------------     -----------------    ----------------

     Net cash provided by financing activities                              336,108               584,338           4,865,549

Net increase (decrease) in cash                                              19,711               (69,132)             53,766

Cash and cash equivalents - beginning of period                              34,055                76,885                -
                                                                   -----------------    ------------------    ----------------
Cash and cash equivalents - end of period                           $        53,766       $         7,753     $        53,766
                                                                   ================     ==================    ================

*See footnotes 3 and 12 regarding reorganization of Ming Hua Group International Holdings (Hong Kong) Limited and Subsidiaries.

**See footnote 1 regarding debt to equity conversion of stockholder’s loan.

**On February 20, 2002, the Company issued  372,807 shares of common stock for $.20 per share.  The Company received no cash for this stock as of March 31, 2002 and a subscription receivable of $74,561 is outstanding as of this date.

                The accompanying notes are an integral part of the consolidated financial statements.

                                             MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                                                     (A DEVELOPMENT STAGE COMPANY)

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (UNAUDITED)

     The accompanying  unaudited financial  statements have been prepared in accordance with generally accepted  accounting  principles for  interim  financial  information  and  with  the  instructions  to Form  10-Q.  Accordingly,  they do not  include  all of the information and footnotes required by generally accepted accounting principles for complete financial  statements.  In the opinion of management,  all adjustments  (consisting of normal recurring accruals)  considered necessary for a fair presentation have been included.  Operating  results for the three month period ended March 31, 2002 are not  necessarily  indicative of the results that may be expected for the year ending December 31, 2002. For further  information,  refer to the financial  statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

1.   BUSINESS DESCRIPTION AND ORGANIZATION

     LIQUIDITY AND FINANCIAL CONDITION

     The accompanying  financial  statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered  recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

     During the quarter ended March 31, 2002, the Company’s  liquidity and financial position has deteriorated with current liabilities exceeding current assets by $2,687,552 and the Company’s stock suffering a significant decline in the common share price.

     Presently the Company’s  primary source of working  capital is from its majority  stockholder who is also Chairman of the Board of
     Directors  (“stockholder”).  The stockholder has engaged in discussions with various  financial  institutions to obtain additional financing  for the Company.  There can be no assurance,  however,  that  additional  financing or  additional  investments  in the
     Company’s  equity will be made by the  stockholder,  financial  institutions  or other  investors.  Immediate  additional  working capital is needed to sustain the Company’s current operations.

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

     NAME CHANGE AND REORGANIZATION (Continued)

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

              Total assets                                              $      1,155,013
              Total liabilities                                                    6,810

              Fair market value of Minghua USA                          $      1,148,203

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

     TECHNOLOGY (Continued)

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

     CAPITAL RESOURCES AND BUSINESS RISKS

     The  Company  remains  in the  development  stage and all  future  operations  are  subject  to all of the risks  inherent  in the establishment of a new business  enterprise.  At March 31, 2002 and December 31, 2001, current liabilities exceeded current assets by $2,687,552 and  $1,904,094,  respectively.  Additional  capital  resources  through future new offerings of securities  will be needed in order to accomplish the Company's present marketing,  technology  development and manufacturing plans. The Company plans on making the following  expenditures:  i) obtaining a domestic vehicle  manufacturing  facility (ii) producing hybrid vehicles in
     2002 and (iii)  advertising and marketing.  The  manufacturing  facilities and other  operations in China, as well as the business financial  condition and results of operations are, to a significant degree,  subject to economic,  political and social events in
     China. The Company expects to make further investments in China in the future.  Therefore,  the business,  financial condition and results of  operations  are to a  significant  degree  subject to  economic,  political  and social  events in China.  The limited performance  history of hybrid  powered  vehicles and the emerging  nature of the target  markets makes  forecasting  future sales unpredictable and cause operating results to fluctuate from quarter to quarter.

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

     In April 2, 2001, the Company also entered into a consulting  agreement with First Pacific Capital Ltd. (“First Pacific”) pursuant to which the Company  retained  First Pacific as a consultant.  First  Pacific is obligated to cause Mr.  Saltoun,  an employee of
     First Pacific, to perform First Pacific’s obligations under the agreement.  Under the consulting  agreement,  First Pacific agrees to provide  information  regarding the Company’s prior  operations,  act as a liaison between the Company and its stockholders and other third parties having business  relationships with the Company and respond to inquiries made by the officers and directors of the Company.  In  consideration  for providing such services,  the Company granted to First Pacific a warrant to purchase  500,000 shares of the Company’s  common stock at an exercise price of $.20 per share.  The warrant has a cashless  exercise  feature.  The warrant is subject to the following vesting schedule:  The warrant becomes  exercisable to purchase 41,667 of the shares of common stock  underlying  the warrant on first day of each month  commencing  May 1, 2001 so long as First Pacific does not terminate the consulting agreement;  provided, however, that if the Company terminates the consulting agreement for any reason, then the warrant would  automatically  become 100% vested on an  accelerated  basis as of the date of  termination.  On February  20,  2002,  First
     Pacific exercised its warrants and 372,807 shares were purchased and issued.

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

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (UNAUDITED)

1.   BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

     RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK TRANSACTIONS
       (Continued)

     Pursuant to a Placement Agency Agreement with Chicago Investment Group Incorporated,  (“Chicago”), a registered broker dealer, the gross  proceeds of $967,000  raised by Minghua USA during this  period from July 23, 2001 to December  31,  2001,  were  initially placed into an escrow account.  Chicago is entitled to a ten percent (10%)  commission on all amounts raised by Minghua USA in the private  placement.  Accordingly,  $96,700  was paid out of the escrow  account to  Chicago.  Minghua  USA left $800 in the escrow account to keep it open and the remaining  $869,500 was deposited  into Minghua USA’s bank account.  The escrow account was closed during the quarter ended March 31, 2002.

     STOCKHOLDERS’ DEBT FOR EQUITY CONVERSION AGREEMENT

     On December  11,  2001,  Mr. Li Chuquan  agreed to receive  stock in Minghua USA and Minghua  Investment  in exchange to discharge
     Minghua  China’s debt  obligation to repay him $10 million.  Minghua USA issued 8.5 million shares of its common stock value at $1
     (average stock price over the 20 day period prior to the  agreement)  worth $8.5 million.  The remaining  $1.5 million  obligation was converted to $1.5 million of equity in Minghua  Investment  and was  accounted  for as  additional  paid in capital by Minghua
     Investment to Minghua China.  See also notes 2 and 3 relating to minority interest.

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

     The Company has  determined The Peoples  Republic of China Chinese Yuan Renminbi to be the  functional  currency of Minghua China.
     There were no gains or losses  recognized as a result of translating  foreign  currencies to the U.S. dollars due to the stability of the currency in 2002 and 2001. No assurance  however,  can be given as to the future  valuation of the foreign  currencies  and how further movements in the foreign currencies could affect future earnings of the Company.

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

     START-UP COSTS

     The Company,  in accordance with the provisions of the American Institute of Certified Public  Accountants'  Statement of Position
     (SOP)  98-5,  “Reporting  on the Costs of  Start-up  Activities”,  expenses  all  start-up  and  organizational  costs as they are incurred.  Preproduction  design and development costs are expensed as incurred.  Costs incurred to design and develop molds, dies and other tools are capitalized as equipment.

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

     REVENUE RECOGNITION

     The Company adopted the U.S. Securities and Exchange  Commission’s (SEC) Staff Accounting  Bulletin No. 101, “Revenue  Recognition
     in Financial  Statements,”  as of January 1, 2000.  In SAB No. 101, the SEC  expressed  its view that revenue was  realizable  and earned when the following four criteria were met: (1) persuasive  evidence of an arrangement  exists; (2) delivery has occurred or the  service  have  been  rendered;  (3) the  seller’s  price to the buyer is fixed or  determinable;  and (4)  collectibility  is reasonably assured.

     The Company will recognize revenue from the sale of buses in accordance with SAB No. 101.

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

     PROPERTY AND EQUIPMENT

     Impairment of long-lived  assets is recognized  when events or changes in  circumstances  indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable.  Under the provisions of SFAS No. 121,  “Accounting for the Impairment of  Long-Lived  Assets and for  Long-Lived  Assets to Be Disposed  Of”, the Company  recognizes  an  “impairment  charge” when the expected net undiscounted future cash flows from an asset’s use and eventual  disposition are less than the asset’s carrying value and the asset’s  carrying value exceeds its fair value.  Measurement of fair value for an asset or group of assets may be based on appraisal,  market  values of similar  assets or  estimated  discounted  future  cash flows  resulting  from the use and  ultimate disposition of the asset or assets.

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

     Components  of the caption  Intangible  Assets - net in the  consolidated  balance  sheets at March 31, 2002 and December 31, 2001 consisted of:

Patent rights                                             $     295,714
     Less: accumulated amortization                               -
                                                          -------------

     Total intangible assets - net                        $     295,714
                                                          =============

     The  technology  was  developed by the Company and the direct costs to obtain and apply for the patents in various  countries  are recorded as patent  rights.  The patent rights will be considered  placed in service when the Company  starts  generating  revenue from the sale of the Minghua Hybrid Vehicle.

     ADVERTISING COSTS

     All costs  associated  with  advertising  and promoting  the buses are expensed in the period  incurred.  Advertising  expense was
     $1,519 and $23,332 for the periods ended March 31, 2002 and 2001, respectively.

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
                                                     (A DEVELOPMENT STAGE COMPANY)

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     RESEARCH AND DEVELOPMENT COSTS

     Company  sponsored  research and development  costs,  related to both present and future products,  are charged to operations when incurred and are included in operating  expenses.  Expenditures  for research and development for the periods ended March 31, 2002 and 2001 were $12,000 and $-0-, respectively.

     RELATED PARTY AND STOCKHOLDERS' LOANS

     The caption  "Due to  Stockholders"  are loans that are  unsecured,  non-interest  bearing  and have no fixed terms of  repayment, therefore,  deemed payable on demand. The caption "Due from Related Companies"  consists primarily of prepaid rent on office space in Shenzhen, China.

     LOSS PER SHARE

     Basic  loss per common  share  (“LPS”)  is  calculated  by  dividing  net loss by the  weighted  average  number of common  shares outstanding  during the period.  Diluted  earnings per common share are calculated by adjusting the weighted  average  outstanding shares, assuming conversion of all potentially dilutive stock options.

     Stock options and warrants  outstanding during the three months ended March 31, 2002 and 2001 were not included in the computation of LPS because the Company had a net loss.

     EQUITY BASED COMPENSATION

     The Company accounts for employee stock options in accordance with Accounting  Principles  Board Option No. 25 (APB),  "Accounting
     for Stock  Issued to  Employees."  Under APB No.25 the Company  recognizes  no  compensation  expense  related to  employee  stock options, as no options are granted at a price below the market price on the day of grant.

     SFAS No. 123,  "Accounting for  Stock-Based  Compensation,"  prescribes the recognition of compensation  expense based on the fair value of options on the grant date,  allows  companies to continue  applying APB No. 25 if certain pro forma  disclosures are made assuming hypothetical fair value method application.

     COMPREHENSIVE LOSS

     The Company,  under SFAS No. 130, is required to report the changes in  shareholders'  equity from all sources  during the period, including  foreign  currency  translation  adjustments.  The amount of foreign  currency  translation gain or loss for the periods ended March 31, 2002 and 2001 was not material.

                                             MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                                                     (A DEVELOPMENT STAGE COMPANY)

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (UNAUDITED)

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

5.     PROPERTY AND EQUIPMENT

       Property and equipment at cost consists of:

                                                                  March 31, December 31,
                                                               2 0 0 2                2 0 0 1
                                                               -------                -------

 Transportation equipment                               $       73,171         $       73,171
 Office, computer software and equipment                       434,254                434,254
                                                        --------------         --------------
                                                               507,425                507,425

 Construction in progress - Model buses                        397,019                240,883
                                                        --------------         --------------
                                                               904,444                748,308

 Less: accumulated depreciation                               (169,655)              (150,382)
                                                        --------------         --------------
                     T O T A L                          $      734,789         $      597,926
                                                        ==============         ==============

       Depreciation expense for the periods ended March 31, 2002 and 2001 were $19,273 and $12,915, respectively.

                                             MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                                                     (A DEVELOPMENT STAGE COMPANY)

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (UNAUDITED)

6.     NOTES PAYABLE - BANK

       This bank loan  consists of a credit line  agreement,  denominated  in Chinese Yuan  Renminbi,  from a Chinese bank secured by a guarantee given by a related party.  The United States dollar  equivalent of the outstanding  loan balance at March 31, 2002 and
       December 31, 2001 was $649,466.

       Total  interest  expense  incurred  and charged to expense was $9,920 and $9,975 for the periods  ended March 31, 2002 and 2001, respectively.

7.     INCOME TAXES

       The Company  accounts for income taxes in accordance  with the  provisions of SFAS No. 109,  “Accounting  for Income Taxes.” The
       Company files a consolidated federal income tax return with Minghua Hong Kong.

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

                                             MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                                                     (A DEVELOPMENT STAGE COMPANY)

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (UNAUDITED)

8.     COMMITMENTS (Continued)

       LEASE COMMITMENTS (Continued)

       Minimum future rental  payments under the  non-cancellable  operating lease as of March 31, 2002 for each of the next five years and in the aggregate are as follows:

     Period Ended
       March 31,                                              Amount
      ----------                                             --------
         2003                                            $      539,647
         2004                                                   539,647
         2005                                                   382,913
         2006                                                   304,546
         2007 and thereafter                                  1,421,214
                                                        ----------------
Total minimum future rental payments                     $    3,187,967
                                                        ================

       Total rent expense for the periods  ended March 31, 2002 and 2001 was $156,261 and  $142,597,  respectively,  of which  $156,261 and $142,597 was paid to a related party for the periods ended March 31, 2002 and 2001, respectively.

       EMPLOYMENT CONTRACTS

       The  Company  has  employment  agreements  with a director  and  officer,  which are  terminable  at will by the Company and the director and officer.  In addition to a base salary,  one  agreement  provides for a bonus up to 50% of annual base salary based on pretax earnings.

       PURCHASE COMMITMENTS

       The Company has entered  into  several  purchase  agreements  with  vendors  for various  parts for the Minghua  Hybrid  Vehicle totaling approximately $625,000 at December 31, 2001.

9.     COMMON STOCK

       The Company's capital structure as of March 31, 2002 and December 31, 2001 was as follows:

    Common stock
          Par value:$.01
          Authorized - 200,000,000 shares,
          Issued and  outstanding  – 48,841,992 as of March 31, 2002 and 48,469,185 shares as of December 31, 2001

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

                                             MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                                                     (A DEVELOPMENT STAGE COMPANY)

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (UNAUDITED)

10.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                            June 4, 1997
                                                                                           (Inception) to
   Cash paid for:                                       Three Months Ended March 31,         March 31,
                                                          2 0 0 2           2 0 0 1           2 0 0 2
                                                          -------           -------           -------
    Interest                                           $       9,920        $   9,175      $    64,406
                                                       =============        =========      ===========

    Income Taxes                                       $        -           $   -          $     -
                                                       =============        =========      ===========

Non-cash transactions:
    Stockholder debt to equity conversion              $  10,000,000        $   -          $10,000,000
                                                       =============        =========      ===========

       Details of 2000 business reorganization transaction:

  Fair value of assets acquired (less cash included)                       $       1,011,920
  Assumed liabilities to stockholder                                              (9,108,327)
  Assumed other liabilities                                                         (651,574)
  Research and development expenses recorded                                       8,612,730
  General and administrative expenses recorded                                       455,830
                                                                           ------------------
  Cash paid (net of cash acquired)                                         $         320,579
                                                                           ==================

11.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of  Financial  Accounting  Standards  No. 107,  Disclosures  about Fair Value of  Financial  Instruments  ("SFAS 107")
       requires  entities to disclose the fair values of financial  instruments  except when it is not practicable to do so. Under SFAS
       No. 107, it is not practicable to make this  disclosure  when the costs of formulating  the estimated  values exceed the benefit when considering how meaningful the information would be to financial statement users.

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

12.    NEW ACCOUNTING PRONOUNCEMENTS

       Effective July 1, 2001,  the Company  adopted the provisions of SFAS No. 141,  “Business  Combinations”,  which is effective for all business combinations  initiated after June 30, 2001. SFAS No. 141 prohibits the use of the  pooling-of-interest  method for business combinations and establishes the accounting and financial reporting  requirements for business  combinations  accounted for by the purchase  method.  SFAS No. 141 also changes the criteria to recognize  intangible  assets apart from  goodwill.  The
       Company adopted the provisions of SFAS No. 142,  “Goodwill and Other Intangible  Assets”  effective  January 1, 2002. Under SFAS
       No. 142,  goodwill and indefinite lived intangible  assets are no longer amortized but are reviewed  annually or more frequently if indications of possible  impairment exist, for impairment.  The Company has performed the requisite  transitional  impairment tests for intangible assets as of January 1, 2002 and has determined that these assets are not impaired as of that date.

       In August  2001,  the  Financial  Accounting  Standards  Board  (FASB)  issued SFAS No. 143,  “Accounting  for Asset  Retirement
       Obligations”  that  provides  accounting  guidance for the costs of retiring  long-lived  assets.  SFAS No. 143 is effective for fiscal years  beginning  after June 15, 2002. The Company is currently  assessing the impact adoption of this standard will have on its  financial  statements,  but a  preliminary  review  indicates  that it will not have a material  effect on the Company’s future results of operations, liquidity or financial condition.

       In October 2001, the FASB issued SFAS No. 144,  “Accounting  for the Impairment or Disposal of Long-Lived  Assets” that provides accounting  guidance for financial  accounting and reporting for the impairment or disposal of long-lived  assets. The statement supersedes  SFAS No. 121,  “Accounting  for the  Impairment of Long-Lived  Assets and for the  Long-Lived  Assets to be Disposed
       Of.” SFAS No. 144 also  supercedes the accounting and reporting  provisions of APB No. 30,  “Reporting the Results of Operations
       – Reporting and Effects of Disposal of a Segment of a Business,  and  Extraordinary,  Unusual and Infrequently  Occurring Events
       and  Transactions”  related to the  disposal of a segment of a business.  SFAS No. 144 is effective  for fiscal years  beginning after December 15, 2001,  with early adoption  encouraged.  The Company has adopted the provisions of SFAS No. 144 as of January
       1,  2002.  The  adoption  of SFAS No.  144 is not  expected  to have a  material  effect  on the  Company’s  future  results  of operations, liquidity or financial condition.

13.    SUBSEQUENT EVENTS

       Ronald C.H. Lui, the Chief Executive  Officer,  President,  Treasurer and Secretary of Minghua USA has resigned from all of such offices and that he has also resigned as a director of Minghua USA effective April 30, 2002.

       On April 30, 2002, the Board of Directors of Minghua  unanimously  adopted  resolutions  appointing Albert Wong as a director of
       Minghua and to the offices of Chief  Executive  Officer,  President,  Treasurer  and  Secretary  in order to fill the  vacancies created by the resignation of Mr. Lui.

       Mr. Wong entered into an employment  agreement with the Company upon being appointed as Chief Executive  Officer.  His agreement expires on April 9, 2003. Mr. Wong will receive  monthly  compensation  under the agreement  equal to  approximately  $2,500 and will be reimbursed for any expenses that he incurs on behalf of the Company.

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

Recent Developments

         Effective April 30, 2002, Ronald C. H. Lui, the Chief Executive Officer, President, Treasurer and Secretary of Minghua
resigned from all of such offices and he also resigned from his position as a director of Minghua.  Mr. Lui resigned so that he could devote more of his time to other business ventures that he is involved in, including a private investment holding company that he recently formed.  The Board of Directors of Minghua has accepted Mr. Lui’s resignation and wishes him well in his future endeavors.

         On April 30, 2002, the Board of Directors of Minghua unanimously adopted resolutions appointing Albert Wong as a director of
Minghua and to the offices of Chief Executive Officer, President, Treasurer and Secretary in order to fill the vacancies created by the resignation of Mr. Lui.  Albert Wong, age 50, is a Canadian national.  He is a qualified professional accountant and registered financial planner with various related professional designations.  For the past five years Mr. Wong worked for Charise Financial
Consultants Limited, a corporate financial planning company as its Managing Director and Chief Executive Officer.

         Mr. Wong entered into an employment agreement with the Company upon being appointed as Chief Executive Officer.  The agreement expires on April 9, 2003.  Mr. Wong will receive monthly compensation under the agreement equal to HK$20,000 (approximately
US$2,564) and will be reimbursed for any expenses that he incurs on behalf of the Company.

Future Plans

                  We do not have enough capital resources to continue our operations as currently conducted.  We are currently relying on stockholder loans to continue operations.  There can be no assurance that our stockholders will continue to fund our operations.
If our stockholders do not continue funding our operations and we are unable to raise capital from other sources, we may be forced to scale down our operations or liquidate some or all of our assets.

                  In order to effect its current business plan, Minghua must raise approximately $30,000,000.  Any discussion in this
Plan of Operation regarding capital investments assumes that we will be able to raise enough capital to effect such capital investments.  No assurance can be given that we will be able to raise capital for such investments.  To date, we have not been able to raise any significant amount of capital through the private placement of our securities or otherwise.

                  In order for Minghua to continue its operations, it will be required to raise funds through additional means, including (1) public or private placements of our securities; (2) additional stockholder or other loans or (3) licensing our technology.  No assurance can be given that we will be successful in arranging financing through any of these alternatives.  Failure to obtain such financing will require us to delay the implementation of our business plan, substantially curtail our operations or liquidate in part or in whole and any of such actions will have a material adverse effect on us.  If we are successful in raising any significant amount of capital, the equity interests of our current stockholders will likely be substantially diluted.

         If we raise sufficient capital to fund our business plan, we would make the following initial capital investments: (i)
purchasing real property for our proposed main facility to be located in the Shenzhen district of China at a projected cost of approximately $6-7 million, (ii)  purchasing a domestic vehicle manufacturing facility in the Liaoning province of China at a projected cost of approximately $12 million, (iii) producing 110 hybrid vehicles which should cost an estimated $5-6 million, and
(iv) advertising and marketing at a projected cost of approximately $2 million.

         Currently, we conduct our operations from our Shenzhen office where general administration and research activities are carried out.

         We were supposed to deliver 110 vehicles pursuant to non-binding signed letters of intent.  Due to our failure to raise sufficient capital to produce these vehicles, delivery has been delayed indefinitely.

Liquidity and Capital Resources

         Historically, we were a shell company with minimal expenses that were financed primarily through stockholder loans.  On
March 31,  2002 and December 31, 2001, we had cash, cash equivalents and short-term investments of $53,766 and $34,055, respectively.  In April, 2001, we raised $1,500,000 through the sale of 7,500,000 shares of our common stock in a private placement.
Of this amount, $1,000,000 was used to pay a portion of the purchase price relating to the acquisition of Ming Hua Group
International Holding (Hong Kong) Limited.  This acquisition closed on June 22, 2001.  During the period from July 23, 2001 through
September 30, 2001, we raised an additional $947,000 for working capital purposes through the private placement of 473,500 shares of our common stock.  Our existing cash, cash equivalents and short-term investments are not sufficient to fund our current or planned operations.  We immediately require additional capital in order to sustain our current operations.

         The amount of debt due to stockholders increased $336,108 from $984,177 at December 31, 2001 to $1,320,285 at March 31,
2002.  This amount was loaned to us to support our working capital needs.  Additional stockholder loans or financing from other sources will be required for us to continue our current operations.

         We immediately require substantial new revenues and other sources of capital in order to meet our budgeted expenditures and to continue our current operations.  We will be required to raise funds through additional means, including (1) public or private placements of our securities; (2) additional stockholder or other loans or (3) licensing our technology.  No assurance can be given that we will be successful in arranging financing through any of these alternatives.  Failure to obtain such financing will require us to delay the implementation of our business plan or substantially curtail our operations, resulting in a material adverse effect on us.

Forward-looking Statements

         Statements included in this Form 10-QSB which are not historical in nature are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding our future business prospects, plans, objectives, expectations and intentions are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from those projected or suggested in the forward-looking statements, including, but not limited to the inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude the Company from marketing its products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China’s legal system and certain economic, political and social events in China.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

None.

         (b) Form 8-K

                  Current Report on Form 8-K, filed April 30, 2002 for an event of the same date.  This 8-K relates to the resignation of Ronald C. H. Lui from all offices and directorships that he holds with Minghua and the simultaneous appointment of Albert Wong to all of such offices and as a director of Minghua.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
Date: May 20, 2002

                                                           By      /s/ Chuquan Li
                                                             -----------------------------------
                                                                      Chairman