Form 10QSB
period 2002-06-30
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2002-08-19
CIK 1010566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                 --------------

        | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.

                         Commission file number 0-30183

                                -----------------

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED

        (Exact Name of Small Business Issuer as Specified in Its Charter)

            New York                                        13-3874771
  (State or Other Jurisdiction                           (I.R.S. Employer
 of Incorporation or Organization)                      Identification No.)

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

                                YES |X|     NO | |

As of June 30, 2002, the Company had 49,382,252 shares of Common Stock, par value $0.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                                Yes | |     No |X|

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                                                        PAGE NO.
                                                                        --------

CONDENSED CONSOLIDATED BALANCE SHEETS........................................2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS..............................3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS..............................4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                              (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    (Unaudited)
                                                                      June 30,
                                                                        2002
                                                                        ----
Current assets
   Cash and cash equivalents                                       $     56,442
   Due from related companies                                            60,710
   Prepaid expenses and other current assets                            354,792
                                                                   ------------

        Total current assets                                            471,944
                                                                   ------------

Property, plant and equipment - at cost                                 920,191
   Less: accumulated depreciation                                      (187,576)
                                                                   ------------

                                                                        732,615
                                                                   ------------
Intangible asset - net
   Patent rights                                                        295,714
                                                                   ------------

        Total assets                                               $  1,500,273
                                                                   ============


Current liabilities
   Note payable - bank                                             $    649,466
   Accrued liabilities                                                1,563,452
   Due to stockholder                                                 1,389,548
                                                                   ------------

        Total liabilities                                             3,602,466
                                                                   ------------

Commitments

Stockholders' deficiency
   Common stock                                                         493,823
   Additional paid in capital                                        10,942,595
   Deficit accumulated during the development stage                 (13,464,050)
                                                                   ------------

                                                                     (2,027,632)
   Stock subscription receivable                                        (74,561)
                                                                   ------------

        Total stockholders' deficiency                               (2,102,193)
                                                                   ------------

        Total liabilities and stockholders' deficiency             $  1,500,273
                                                                   ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                           Cumulative
                                                                                                          Amounts Since
                                         Six Months Ended                    Three Months Ended             Inception,
                                              June 30,                            June 30,                June 4,1997 To
                                              --------                            --------                   June 30,
                                       2002              2001              2002              2001              2002
                                       ----              ----              ----              ----              ----
Cost and expenses
  General and administrative       $  1,050,869      $    954,986      $    426,194      $    545,991      $  4,690,347
     expenses
  Research and
     development costs                   12,000                --                --                --         8,671,175
                                   ------------      ------------      ------------      ------------      ------------

Operating loss                       (1,062,869)         (954,986)         (426,194)         (545,991)      (13,361,522)

Other expense
 Interest expense                        28,870            25,446            18,950            16,271           102,528
                                   ------------      ------------      ------------      ------------      ------------

   Net loss                        $ (1,091,739)     $   (980,432)     $   (445,144)     $   (562,262)     $(13,464,050)
                                   ============      ============      ============      ============      ============

  Net loss  per  share of
     common  stock (basic
     and diluted)                  $       (.02)     $       (.03)     $       (.01)     $       (.02)
                                   ============      ============      ============      ============

 Weighted  average  number  of
    common  stock  shares used
    in per  share  calculation
    (basic and diluted)              48,739,007        28,571,111        48,841,942        29,135,947
                                   ============      ============      ============      ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Cumulative
                                                                                        Amounts Since
                                                                                          Inception
                                                          Six Months Ended June 30,    June 4, 1997 To
                                                          -------------------------        June 30,
                                                            2002             2001            2002
                                                            ----             ----            ----
Cash flows from operating activities
     Net cash used in operating activities              $  (211,101)     $  (784,785)     $(3,341,886)
                                                        -----------      -----------      -----------

Cash flows from investing activities
     Reorganization - net of cash acquired                       --               --         (320,579)
     Purchase of patent rights                                   --         (169,603)        (295,714)
     Purchases of property and equipment                   (171,883)         (16,382)        (920,191)
                                                        -----------      -----------      -----------

     Net cash used in investing activities                 (171,883)        (185,985)      (1,536,484)
                                                        -----------      -----------      -----------

Cash flows from financing activities
     Due to stockholders and related parties - net*         405,371          766,855        1,741,209
     Proceeds from issuance of common stock**                    --        1,266,517        3,544,137
     Dividend paid                                               --       (1,000,000)      (1,000,000)
     Notes payable - bank - net                                  --          (24,943)         649,466
                                                        -----------      -----------      -----------

     Net cash provided by financing activities              405,371        1,008,429        4,934,812
                                                        -----------      -----------      -----------

Net increase in cash                                         22,387           37,659           56,442

Cash and cash equivalents - beginning of period              34,055           76,885               --
                                                        -----------      -----------      -----------

Cash and cash equivalents - end of period               $    56,442      $   114,544      $    56,442
                                                        ===========      ===========      ===========


*See footnote 1 regarding debt to equity conversion of stockholder's loan.
**On February 20, 2002, the Company issued 372,807 shares of common stock for $.20 per share. The Company received no cash for this stock as of June 30, 2002 and a subscription receivable of $74,561 is outstanding as of this date.

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

1. BUSINESS DESCRIPTION AND ORGANIZATION

   LIQUIDITY AND FINANCIAL CONDITION

   The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

   During the quarter ended June 30, 2002, the Company's liquidity and financial position has deteriorated with current liabilities exceeding current assets by $3,130,522.

   Presently the Company's primary source of working capital is from its majority stockholder who is also Chairman of the Board of Directors ("stockholder"). The stockholder has engaged in discussions with various financial institutions to obtain additional financing for the Company. There can be no assurance, however, that additional financing or additional investments in the Company's equity will be made by the stockholder, financial institutions or other investors. Immediate additional working capital is needed to sustain the Company's current operations.

   NAME CHANGE AND REORGANIZATION

   The consolidated financial statements of Minghua Group International Holdings Limited, ("Minghua USA"), include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

   On June 22, 2001, Minghua USA acquired all the outstanding shares of Minghua Hong Kong, whose sole asset is an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. ("Minghua China"), a Peoples Republic of China corporation, (collectively the "Company"). The transaction was effected by paying to the Minghua Hong Kong stockholders $1,000,000 and issuing 28,000,000 additional Minghua USA common shares that resulted in the Minghua Hong Kong shareholders owning approximately 70% of the outstanding shares of Minghua USA and having control of Minghua USA after this transaction. The remaining 15% equity interest in Minghua China is owned by Minghua Investment Co., Ltd. ("Minghua Investment").

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

   A summary of assets and liabilities that, for accounting purposes, were deemed to have been acquired by Minghua Hong Kong from Minghua USA at estimated fair market value as of the date of acquisition (June 22, 2001) was as follows:

          Total assets                            $1,155,013
          Total liabilities                            6,810
                                                  ----------

          Fair market value of Minghua USA        $1,148,203
                                                  ==========

    Accordingly, all references to shares of Minghua Hong Kong common stock have been restated to reflect the equivalent number of Minghua USA shares. In other words, the 1,000,000 Minghua Hong Kong shares outstanding are restated as 28,000,000 common shares, as of June 22, 2001.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

   TECHNOLOGY

   Minghua China is the owner of patented technology ("Technology") relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system. Minghua China produced a prototype hybrid vehicle ("Minghua Hybrid Vehicle") in 2000 and will initially attempt to sell the Minghua Hybrid Vehicle to the public transportation market in China. Minghua China has not made any sales of Minghua Hybrid Vehicles to date. All manufacturing by Minghua China of the Minghua Hybrid Vehicle will be done in China. Minghua Hong Kong and Minghua China have entered into preliminary (non-binding) agreements with two companies to manufacture the Minghua Hybrid Vehicle. The Company's future intent is to license its technology in other countries.

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

   CAPITAL RESOURCES AND BUSINESS RISKS

   The Company remains in the development stage and all future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At June 30, 2002 and December 31, 2001, current liabilities exceeded current assets by $3,130,522 and $1,904,094, respectively. Additional capital resources through future new offerings of securities will be needed in order to accomplish the Company's present marketing, technology development and manufacturing plans. The Company plans on making the following expenditures: i) obtaining a domestic vehicle manufacturing facility (ii) producing hybrid vehicles in 2002 and (iii) advertising and marketing. The manufacturing facilities and other operations in China, as well as the business financial condition and results of operations are, to a significant degree, subject to economic, political and social events in China. The Company expects to make further investments in China in the future. Therefore, the business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China. The limited performance history of hybrid powered vehicles and the emerging nature of the target markets makes forecasting future sales unpredictable and cause operating results to fluctuate from quarter to quarter.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

   CAPITAL RESOURCES AND BUSINESS RISKS (Continued)

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

   Pursuant to a Placement Agency Agreement with Chicago Investment Group Incorporated, ("Chicago"), a registered broker dealer, the gross proceeds of $967,000 raised by Minghua USA during this period from July 23, 2001 to December 31, 2001, were initially placed into an escrow account. Chicago is entitled to a ten percent (10%) commission on all amounts raised by Minghua USA in the private placement. Accordingly, $96,700 was paid out of the escrow account to Chicago. Minghua USA left $800 in the escrow account to keep it open and the remaining $869,500 was deposited into Minghua USA's bank account. The escrow account was closed during the quarter ended March 31, 2002.

   STOCKHOLDERS' DEBT FOR EQUITY CONVERSION AGREEMENT

   On December 11, 2001, Mr. Li Chuquan agreed to receive stock in Minghua USA and Minghua Investment in exchange to discharge Minghua China's debt obligation to repay him $10 million. Minghua USA issued 8.5 million shares of its common stock value at $1 (average stock price over the 20 day period prior to the agreement) worth $8.5 million. The remaining $1.5 million obligation was converted to $1.5 million of equity in Minghua Investment and was accounted for as additional paid in capital by Minghua Investment to Minghua China. See also notes 2 and 3 relating to minority interest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

   The consolidated financial statements for all periods presented, include the financial statements of Minghua USA, Acquisition Corp., Minghua Hong Kong, Keytop Holdings Limited and Minghua China. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to financial information for the prior year to conform to the current year's presentation.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

   MINORITY INTEREST IN SUBSIDIARIES

   The balance sheets of Minghua Hong Kong and Minghua China were translated at period end exchange rates. Expenses were translated at exchange rates in effect during the year, substantially the same as the period end rates.

   The Company records minority interest expense, which reflects the portion of the earnings of Minghua China, which are applicable to Minghua Investment, which is controlled by Mr. Li Chuquan (15% December 31, 2001 and 30% December 31, 2000). The stockholders are not required to fund the Company's deficits, therefore, no minority interest in subsidiary was recorded at June 30, 2002 and December 31, 2001. See also notes 1 and 3 relating to Minority Interest.

   START-UP COSTS

   The Company, in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities", expenses all start-up and organizational costs as they are incurred. Preproduction design and development costs are expensed as incurred. Costs incurred to design and develop molds, dies and other tools are capitalized as equipment.

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

   REVENUE RECOGNITION

   The Company adopted the U.S. Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as of January 1, 2000. In SAB No. 101, the SEC expressed its view that revenue was realizable and earned when the following four criteria were met:
   (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

   The Company will recognize revenue from the sale of buses in accordance with SAB No. 101.

   CASH AND CASH EQUIVALENTS

   The Company invests idle cash primarily in money market accounts, certificates of deposits and short-term commercial paper. Money market funds and all highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents.

   PROPERTY AND EQUIPMENT

   Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company recognizes an "impairment charge" when the expected future cash flows from an asset's use and eventual disposition are less than the asset's carrying value and the asset's carrying value exceeds its fair value. Measurement of fair value for an asset or group of assets may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset or assets.

   Expenditures for maintenance, repairs and betterments, which do not materially extend the normal useful life of an asset, are charged to operations as incurred. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   PROPERTY AND EQUIPMENT (Continued)

   Depreciation and amortization are provided for financial reporting primarily on the accelerated and the straight-line methods over the estimated useful lives of the respective assets as follows:

                                                          Estimated
                                                         Useful Lives
                                                         ------------

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

   See also Note 10 relating to the Company's adoption of new accounting standards related to goodwill and other intangible assets.

   Components of the caption Intangible Assets - net in the consolidated balance sheets at June 30, 2002 consisted of:



          Patent rights                         $295,714
             Less: accumulated amortization           --
                                                --------

             Total intangible assets - net      $295,714
                                                ========

   The technology was developed by the Company and the direct costs to obtain and apply for the patents in various countries are recorded as patent rights. The patent rights will be considered placed in service when the Company starts generating revenue from the sale of the Minghua Hybrid Vehicle.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

   For tax purposes, Minghua USA is required to defer development stage expenditures incurred. To date these deferred costs total approximately $1,246,000. These costs, once operations commence, will be amortized over a 60 month period.

   RELATED PARTY AND STOCKHOLDERS' LOANS

   The caption "Due to Stockholders" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The caption "Due from Related Companies" consists primarily of prepaid rent on office space in Shenzhen, China.

   LOSS PER SHARE

   Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

   Stock options and warrants outstanding during the six and three months ended June 30, 2002 were not included in the computation of LPS because the Company had a net loss.

   EQUITY BASED COMPENSATION

   The Company accounts for employee stock options in accordance with Accounting Principles Board Option No. 25 (APB), "Accounting for Stock Issued to Employees." Under APB No.25 the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   EQUITY BASED COMPENSATION (Continued)

   SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB No. 25 if certain pro forma disclosures are made assuming hypothetical fair value method application.

   COMPREHENSIVE LOSS

   The Company, under SFAS No. 130, is required to report the changes in shareholders' equity from all sources during the period, including foreign currency translation adjustments. The amount of foreign currency translation gain or loss for the periods ended June 30, 2002 and 2001 was not material.

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

4. STOCK OPTION PLAN (Continued)

   The Company granted 2,000,000 options outstanding to a director and officer under the 2001 option plan. 1,000,000 of these options are exercisable at $.25 per share of common stock under a 5 year incentive stock option and 1,000,000 of these options are exercisable at $.25 per share of common stock under a nonqualified stock option. The officer resigned as of April 30, 2002 and exercised options in a non-cash transaction for 540,310 shares of common stock during the three months ended June 30, 2002.

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. INCOME TAXES

   The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The Company files a consolidated federal income tax return with Minghua Hong Kong.

   Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes", these deferred income taxes are measured by applying currently enacted tax laws.

   The Company has a United States federal net operating loss carryforward expiring in the year 2021. The tax benefit of this net operating loss has been offset by a full valuation allowance. The utilization of the net operating loss may be subject to a substantial limitation due to the "Change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss before its utilization.

   There are no net operating loss carryforwards allowed under the Chinese government tax system. Minghua China withholds and pays income taxes on its employees' wages, which funds the Chinese government's sponsored health and retirement programs of all Minghua China employees.

6. COMMITMENTS

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. COMMON STOCK

   The Company's capital structure as of June 30, 2002 was as follows:

             Common stock
                 Par value:$.01
                 Authorized - 200,000,000 shares,
                 Issued and  outstanding - 49,382,252 as of June 30, 2002

   The Company has agreements with some of the stockholders that contain restrictions on the transfer and other disposition of the stock.

8. SUPPLEMENTAL CASH FLOW INFORMATION

                                                   Six Months           Six Months           June 4, 1997
                                                      Ended                Ended            (Inception) to
                                                  June 30, 2002        June 30, 2001        June 30, 2002
                                                  -------------        -------------        -------------
Non-cash transactions:
    Stockholder debt to equity conversion          $        --          $        --          $10,000,000
                                                   ===========          ===========          ===========

8. SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

   Details of 2000 business reorganization transaction:

          Fair value of assets acquired (less cash included)          $ 1,011,920
          Assumed liabilities to stockholder                           (9,108,327)
          Assumed other liabilities                                      (651,574)
          Research and development expenses recorded                    8,612,730
          General and administrative expenses recorded                    455,830
                                                                      -----------

          Cash paid (net of cash acquired)                            $   320,579
                                                                      ===========

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

10. NEW ACCOUNTING PRONOUNCEMENTS

   Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, "Business Combinations", which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually or more frequently if indications of possible impairment exist, for impairment. The Company has performed the requisite transitional impairment tests for intangible assets as of January 1, 2002 and has determined that these assets are not impaired as of that date.

   In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that provides accounting guidance for the costs of retiring long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact adoption of this standard will have on its financial statements, but a preliminary review indicates that it will not have a material effect on the Company's future results of operations, liquidity or financial condition.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of." SFAS No. 144 also supercedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company has adopted the provisions of SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's future results of operations, liquidity or financial condition.

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

Although patents have already been received from China, Germany and Japan, we intend to focus initially on the local public transportation sector in China. We do not plan to export our hybrid vehicles directly to other countries due to prohibitive costs that may be incurred in order to adhere to various government regulations and tax levies. However, we have patent applications pending in 16 countries and we plan to negotiate license agreements with manufacturers in other countries. These licensing agreements may provide us with the opportunity for global recognition and may facilitate the delivery of our state-of-the-art hybrid electric buses to the rest of the world.

Recent Developments

Since April 30, 2002, Albert Wong has served as a director, Chief Executive Officer, President, Treasurer and Secretary of Minghua. Mr. Wong, age 50, is a Canadian national. He is a qualified professional accountant and registered financial planner with various related professional designations. For the past five years Mr. Wong worked for Charise Financial Consultants Limited, a corporate financial planning company as its Managing Director and Chief Executive Officer.

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

Liquidity and Capital Resources

Historically, we were a shell company with minimal expenses that were financed primarily through stockholder loans. On June 30, 2002 and March 31, 2002, we had cash, cash equivalents and short-term investments of $56,442 and $53,766, respectively. In April, 2001, we raised $1,500,000 through the sale of 7,500,000 shares of our common stock in a private placement. Of this amount, $1,000,000 was used to pay a portion of the purchase price relating to the acquisition of Ming Hua Group International Holding (Hong Kong) Limited. This acquisition closed on June 22, 2001. During the period from July 23, 2001 through December 31, 2001, we raised an additional $967,000 in gross proceeds for working capital purposes through the private placement of 483,500 shares of our common stock. Our existing cash, cash equivalents and short-term investments are not sufficient to fund our current or planned operations. We immediately require additional capital in order to sustain our current operations.

The amount of debt due to stockholders increased $69,263 from $1,320,285 at March 31, 2002 to $1,389,548 at June 30, 2002. This amount was loaned to us to support our working capital needs. Additional stockholder loans or financing from other sources will be required for us to continue our current operations.

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

(a) Exhibit A: Certification of the Chief Executive Officer and the Chief Financial Officer.

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

                                    MINGHUA GROUP INTERNATIONAL
                                    HOLDINGS LIMITED

Date: August 19, 2002

                                    By: /s/ Albert Wong
                                        ----------------------------------
                                    Name:  Albert Wong
                                    Title: Chief Executive Officer (Principal
                                           Executive and Accounting Officer)

                                    Exhibit A

                                CERTIFICATION OF
         CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Minghua Group International Holdings Limited on Form 10Q-SB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert Wong, Chief Executive Officer and Treasurer (being equivalent to the Chief Financial Officer) of Minghua Group International Holdings Limited, following due inquiry, certify (pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) that I believe that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Sintec Co. Ltd.

                                    MINGHUA GROUP INTERNATIONAL
                                    HOLDINGS LIMITED


Date: August 19, 2002               By: /s/ Albert Wong
                                        ------------------------------------
                                    Name:  Albert Wong
                                    Title: Chief Executive Officer and Treasurer