Form 10QSB
period 2002-09-30
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2002-11-19
CIK 1010566

U.S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

--------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 0-30183

-----------------

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED

(Exact Name of Small Business Issuer as Specified in Its Charter)

New York

(State or Other Jurisdiction of Incorporation or Organization)

13-3874771

(I.R.S. Employer Identification No.)

54 Pine Street, Suite 3, New York, New York 10005

(Address of Principal Executive Offices)

(212) 390-1600

(Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

--- ---

As of September 30, 2002, the Company had 49,382,000 shares of Common Stock, par value $0.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........................................5-19

CONDENSED CONSOLIDATED BALANCE SHEET

(000's omitted)

(Unaudited)
September 30,
2 0 0 2
Current assets
Cash and cash equivalents	$ 11
Due from related companies	60
Prepaid expenses and other current assets	426

Total current assets	497

Property, plant and equipment - at cost	920
Less: accumulated depreciation	(201)

719
Intangible asset - net
Patent rights	296

Total assets	$ 1,512

Current liabilities
Note payable - bank	$ 649
Accrued liabilities	1,909
Due to stockholder	1,274

Total liabilities	3,832

Commitments

Stockholders' deficiency
Common stock	494
Additional paid in capital	10,943
Deficit accumulated during the development stage	(13,682)

(2,245)
Stock subscription receivable	(75)

Total stockholders' deficiency	(2,320)

Total liabilities and stockholders' deficiency	$ 1,512

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(000's omitted)

	Nine Months Ended September 30,		Three Months Ended September 30,		Cumulative Amounts Since Inception, June 4,1997 To September 30,
	2 0 0 2	2 0 0 1	2 0 0 2	2 0 0 1	2 0 0 2

Cost and expenses
General and administrative expenses	$ 1,373	$ 1,896	$ 322	$ 941	$ 5,012
Research and development costs	12	-	-	-	8,671

Operating loss	(1,385)	(1,896)	(322)	(941)	(13,683)

Other income (expense)
Consultancy fees	115	-	115	-	115
Interest expense	(40)	(41)	(11)	(16)	(114)

Net loss	$ (1,310)	$ (1,937)	$ (218)	$ (957)	$ (13,682)

Net loss per share of common stock (basic and diluted)	$ (.03)	$ (.06)	$ -	$ (.02)

Weighted average number of common stock shares used in per share calculation (basic and diluted)	49,090	32,371	49,382	39,846

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(000's omitted)

	Nine Months Ended September 30,		Cumulative Amounts Since Inception
			June 4, 1997 To
			September 30,
	2 0 0 2	2 0 0 1	2 0 0 2
Cash flows from operating activities
Net cash used in operating activities	$ (141)	$ (1,997)	$ (3,272)

Cash flows from investing activities
Reorganization - net of cash acquired	-	-	(320)
Purchase of patent rights	-	(170)	(296)
Purchases of property and equipment	(172)	(133)	(920)

Net cash used in investing activities	(172)	(303)	(1,536)

Cash flows from financing activities
Due to stockholders and related parties - net*	290	1,316	1,626
Proceeds from issuance of common stock**	-	2,214	3,544
Dividend paid	-	(1,000)	(1,000)
Notes payable - bank - net	-	103	649

Net cash provided by financing activities	290	2,633	4,819

Net increase (decrease) in cash	(23)	333	11

Cash and cash equivalents - beginning of period	34	77	-

Cash and cash equivalents - end of period	$ 11	$ 410	$ 11

*See footnote 1 regarding debt to equity conversion of stockholder's loan.

**On February 20, 2002, the Company issued 373 shares of common stock for $.20 per share. The Company received no cash for this stock as of September 30, 2002 and a subscription receivable of $75 is outstanding as of this date.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(000'S ommitted)

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

1. BUSINESS DESCRIPTION AND ORGANIZATION

NAME CHANGE AND REORGANIZATION

The consolidated financial statements of Minghua Group International Holdings Limited ("Minghua USA"), include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries.

On August 2, 2001, an amendment to the certificate of incorporation was made changing the name of the Company from Panagra International Corporation ("Panagra") to Minghua Group International Holdings Limited.

Panagra, formerly United Network Technologies, Inc., was incorporated under the laws of the State of New York on February 29, 1996. The Company through its newly-formed subsidiary, Minghua Acquisition Corp., a Delaware Corporation ("Acquisition Corp."), incorporated June 2001, acquired all the outstanding stock of Ming Hua Group International Holding (Hong Kong) Limited ("Minghua Hong Kong"), a corporation incorporated under the laws of the Hong Kong Special Administrative Region of the Peoples Republic of China on June 4, 1997.

On June 22, 2001, Minghua USA acquired, through its subsidiary Acquisition Corp., all the outstanding shares of Minghua Hong Kong, whose sole asset is an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. ("Minghua China"), a Peoples Republic of China corporation, (collectively the "Company"). The transaction was effected by paying to the Minghua Hong Kong stockholders $1,000 and issuing 28,000 additional Minghua USA common shares that resulted in the Minghua Hong Kong shareholders owning approximately 70% of the outstanding shares of Minghua USA and having control of Minghua USA after this transaction. The remaining 15% equity interest in Minghua China is owned by Minghua Investment Co., Ltd. ("Minghua Investment"). For financial reporting purposes, this transaction was recorded as a recapitalization of Minghua Hong Kong. Minghua Hong Kong is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of Minghua USA.

A summary of assets and liabilities that, for accounting purposes, were deemed to have been acquired by Minghua Hong Kong from Minghua USA at estimated fair market value as of the date of acquisition (June 22, 2001) was as follows:

Total assets	$ 1,155
Total liabilities	$ 7
Fair market value of Minghua USA	$ 1,148

Accordingly, all references to shares of Minghua Hong Kong common stock have been restated to reflect the equivalent number of Minghua USA shares. In other words, the 1,000 Minghua Hong Kong shares outstanding are restated as 28,000 common shares, as of June 22, 2001.

LIQUIDITY AND FINANCIAL CONDITION

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

During the quarter ended September 30, 2002, the Company's liquidity and financial position has deteriorated with current liabilities exceeding current assets by $3,335.

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

In 1999, the rights to the result of the Research and Development ("R&D") expenditures to discover the technology (pending patent rights), which were substantially complete, were transferred to Minghua China from Mr. Chuquan Li and Mr. Wang Chun Fu, ("Developers"), who were also stockholders who had effective control of Minghua China. This transfer was deemed to be a transfer between entities under common control and was therefore recorded on Minghua China's records at the Developers' accumulated historical cost basis. The Developers accumulated R&D expenditure at the time of transfer was approximately $8.6 million, which was expensed by Minghua China as R&D with a corresponding note payable to the Developers recorded as due to stockholders. The R&D activities to develop the technology started in 1994.

CAPITAL RESOURCES AND BUSINESS RISKS

The Company remains in the development stage and all future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At September 30, 2002 and December 31, 2001, current liabilities exceeded current assets by $3,335 and $1,904, respectively. Additional capital resources through future new offerings of securities will be needed in order to accomplish the Company's present marketing, technology development and manufacturing plans. The Company plans on making the following expenditures: (i) obtaining a domestic vehicle manufacturing facility (ii) producing hybrid vehicles in 2003 and (iii) advertising and marketing. The manufacturing facilities and other operations in China, as well as the business financial condition and results of operations are, to a significant degree, subject to economic, political and social events in China. The Company expects to make further investments in China in the future. Therefore, the business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China. The limited performance history of hybrid powered vehicles and the emerging nature of the target markets makes forecasting future sales unpredictable and cause operating results to fluctuate from quarter to quarter.

The Company has obtained patents in China, Germany and Japan and has filed additional patent applications in various countries, including the United States, the European Union, Republic of Korea and Singapore. Intellectual property protection measures may not be sufficient to prevent misappropriation of the technology or competitors may independently develop technologies that are substantially equivalent or superior to the Company's technology. Legal systems of many foreign countries, including China, do not protect intellectual property rights to the same extent as the legal system of the United States. If the Company cannot adequately protect the proprietary information and technology, the business, financial condition and results of operations could be materially adversely affected.

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

RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK TRANSACTIONS

On April 2, 2001, Ronald C.H. Lui became the Chief Executive Officer, President and a director of Minghua USA. Mr. Lui on that date entered into a Stock Purchase Agreement with Elie Saltoun, then a Director of Minghua USA (then named Panagra), in which Mr. Lui acquired 2,196 shares of common stock from Mr. Saltoun and his affiliates for $180, using his personal funds. As of April 2, 2001, the shares purchased by Mr. Lui represented approximately 61% of the outstanding capital stock. As of December 31, 2001, Mr. Lui's shares represent approximately 5% of the outstanding common stock, due to the later issuances, by Minghua USA of 7,984 shares in two private placements effected under Regulation S and Regulation D of the Securities Act of 1933 and the 28,000 shares issued to a related party on June 22, 2001, in connection with the purchase of Minghua Hong Kong.

In April 2, 2001, the Company had entered into a consulting agreement with First Pacific Capital Ltd. ("First Pacific") pursuant to which the Company retained First Pacific as a consultant. First Pacific was obligated to cause Mr. Saltoun, an employee of First Pacific, to perform First Pacific's obligations under the agreement. Under the consulting agreement, First Pacific agreed to provide information regarding the Company's prior operations, act as a liaison between the Company and its stockholders and other third parties having business relationships with the Company and respond to inquiries made by the officers and directors of the Company. In consideration for providing such services, the Company granted to First Pacific a warrant to purchase 500 shares of the Company's common stock at an exercise price of $.20 per share. The warrant had a cashless exercise feature. The warrant was subjected to the following vesting schedule: The warrant became exercisable to purchase 42 of the shares of common stock underlying the warrant on first day of each month commencing May 1, 2001 so long as First Pacific did not terminated the consulting agreement; provided, however, that if the Company terminated the consulting agreement for any reason, then the warrant was automatically 100% vested on an accelerated basis as of the date of termination. On February 20, 2002, First Pacific exercised its warrants and 373 shares were purchased and issued. The agreement with First Pacific and the warrants were terminated.

On April 17, 2001, Minghua USA closed on the first private placement of an aggregate 7,500 shares of its common stock with aggregate gross proceeds to Minghua USA (before expenses) of $1,500. $70 of the proceeds of the private placement was raised from the sale of common stock to accredited investors in transactions exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Regulation D promulgated thereunder. The remaining $1,430 of the proceeds of the private placement was raised from the sale of common stock to non-U.S. persons in transactions exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Regulation S promulgated thereunder.

On June 22, 2001, 28,000 shares of common stock were issued, pursuant to a stock purchase agreement with Mr. Chuquan Li, (Chairman of the Board of Directors as of June 23, 2001) and Mr. Kuen Kowng Chan (Director as of August 2, 2001) (collectively, the "Sellers"). The stock purchase agreement, signed April 27, 2001, was between Minghua USA, Acquisition Corp. and the Sellers for their stock interest in Minghua Hong Kong. Pursuant to the agreement, Acquisition Corp. paid $1,000 to the Sellers and delivered 28,000 shares of Minghua USA common stock to the Sellers. Minghua USA funded the cash amount and issued the shares on behalf of Acquisition Corp. as a capital contribution to Acquisition Corp.

Upon the closing of the stock purchase agreement with the Sellers, Mr. Chuquan Li obtained a controlling interest in Minghua USA, and Minghua USA, indirectly through Acquisition Corp. and Minghua Hong Kong, obtained a controlling interest in Minghua China.

During the period from July 23, 2001 through December 31, 2001, Minghua USA raised $967 in gross proceeds through the private placement of 484 shares of its common stock ($2.00/share) under Regulation S and Regulation D of the Securities Act.

On August 2, 2001, an amendment to the certificate of incorporation was made, increasing the authorized shares of common stock of Minghua USA from 40,000 shares to 200,000 shares.

Pursuant to a Placement Agency Agreement with Chicago Investment Group Incorporated, ("Chicago"), a registered broker dealer, the gross proceeds of $967 raised by Minghua USA during this period from July 23, 2001 to December 31, 2001, were initially placed into an escrow account. Chicago is entitled to a ten percent (10%) commission on all amounts raised by Minghua USA in the private placement. Accordingly, $97 was paid out of the escrow account to Chicago. Minghua USA left $1 in the escrow account to keep it open and the remaining $869 was deposited into Minghua USA's bank account. The escrow account was closed during the quarter ended March 31, 2002.

STOCKHOLDERS' DEBT FOR EQUITY CONVERSION AGREEMENT

On December 11, 2001, Mr. Chuquan Li agreed to receive stock in Minghua USA and Minghua Investment in exchange for discharging Minghua China's debt obligation to repay him $10 million. Minghua USA issued 8.5 million shares of its common stock value at $1.00 (average stock price over the 20 day period prior to the agreement) worth $8.5 million. The remaining $1.5 million obligation was converted to $1.5 million of equity in Minghua Investment and was accounted for as additional paid in capital by Minghua Investment to Minghua China. See also notes 2 and 3 relating to minority interest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements for all periods presented, include the financial statements of Minghua USA, Acquisition Corp., Minghua Hong Kong, and its subsidiary Keytop Holdings Limited and Minghua China. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to financial information for the prior year to conform to the current year's presentation.

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

MINORITY INTEREST IN SUBSIDIARIES

The Company records minority interest, which reflects the portion of the earnings of Minghua China, which are applicable to Minghua Investment (15% September 30, 2002 and December 31, 2001), which is controlled by Mr. Chuquan Li. The stockholders are not required to fund the Company's deficit, therefore, no minority interest in subsidiary was recorded at September 30, 2002 and December 31, 2001. See also notes 1 and 3 relating to Minority Interest.

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

INTANGIBLE ASSET

Intangible asset (patent rights) will be amortized when placed in service, using the straight-line method over 10 years. The Company examines the carrying value of its intangible assets to determine if there are any impairment losses. If indicators of impairment were present in intangible assets used in operations and future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of intangible assets recorded in the accompanying condensed consolidated financial statements.

See also Note 10 relating to the Company's adoption of new accounting standards related to goodwill and other intangible assets.

Components of the caption Intangible Assets - net in the consolidated balance sheets at September 30, 2002 consisted of:

Patent rights	$ 296
Less: accumulated amortization	- -

Total intangible assets - net	$ 296

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

For tax purposes, Minghua USA is required to defer development stage expenditures incurred. To date these deferred costs total approximately $1,281. These costs, once operations commence, will be amortized over a 60 month period.

RELATED PARTY AND STOCKHOLDERS' LOANS

The caption "Due to Stockholders" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The caption "Due from Related Companies" consists primarily of prepaid rent on office space in Shenzhen, China.

During the quarter ended September 30, 2002, the Company provided consultancy services to Minghua Investment Co., Ltd., a stockholder, in the amount of $115. The receivable for these services is included in amounts payable as "Due to Stockholders."

LOSS PER SHARE

Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

Stock options and warrants outstanding during the nine and three months ended September 30, 2002 were not included in the computation of LPS because the Company had a net loss.

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

COMPREHENSIVE LOSS

The Company, under SFAS No. 130, is required to report the changes in shareholders' equity from all sources during the period, including foreign currency translation adjustments. The amount of foreign currency translation gain or loss for the periods ended September 30, 2002 and 2001 was not material.

3. ACQUISITION OF A SUBSIDIARY

Minghua Hong Kong acquired 70% of the outstanding common stock shares of Minghua China on July 16, 2000 for $793. This stock acquisition has been accounted for as a transfer of net assets under common control, with Minghua China's assets and liabilities transferred to Minghua Hong Kong at their historical carrying values. Included in the assets deemed to have been received by Minghua Hong Kong was the patent (which had earlier been transferred to Minghua China by Minghua Hong Kong's stockholders), which had no historical cost basis. Included in the liabilities received from Minghua China was a non interest-bearing loan payable of $9,108 to the Minghua Hong Kong stockholders for the benefits of the Research and Development expenditures they incurred. The net liabilities recorded at the date of the transaction amounted to $8,275. Combined with the $793 cash paid the total decrease in net assets was $9,069. Of this amount, $8,613 equal to the amounts spent on research and development by the Minghua Hong Kong shareholders to develop the patent, was recorded as research and development expense.

The remaining $456 was recorded in general and administrative expenses as reorganization and other expenses. Because Minghua China had net liabilities at the acquisition date and shareholders have no obligation to contribute additional capital, no minority interest was recognized for the 30% interest owned retained by the original Minghua China shareholders. Minghua China's loss has been included in the consolidated financial results of the Company from its date of acquisition.

On February 9, 2001, Minghua Hong Kong acquired an additional 15% interest in the Company for $170 cash. The acquisition of this minority interest was accounted for under the purchase method. The $170 was allocated entirely to the additional interest in the patent rights that was thereby deemed to have been acquired for accounting purposes.

4. STOCK OPTION PLAN

On April 5, 2001, the Company's 2001 Stock Option Plan was adopted by the board of directors and was approved by the Company's shareholders at the stockholders' annual meeting on August 2, 2001. Pursuant to the 2001 option plan, the Company may grant incentive and nonstatutory (nonqualified) stock options to key employees and directors of Minghua Group. A total of 20,000 shares of common stock have been reserved for issuance under the Plan. No employee may be granted options for more than 2,000 restricted shares under the Plan in any one fiscal year.

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

The Company granted 2,000 options outstanding to a director and officer under the 2001 option plan. 1,000 of these options are exercisable at $.25 per share of common stock under a 5 year incentive stock option and 1,000 of these options are exercisable at $.25 per share of common stock under a nonqualified stock option. The officer resigned as of April 30, 2002 and exercised options in a non-cash transaction for 540 shares of common stock.

The Company granted an additional 2,000 stock options are under a 5 year nonqualified stock option and these options are exercisable at $1.75 per share.

All of the aforementioned options are subject to the following vesting schedule:

a. 20% of the shares vest on the first day of the sixth month following the date of grant.

b. 20% of the shares vest on the first annual anniversary of the date of grant.

c. 2.5% of the shares vest on the first day of each month following the first annual anniversary of the date of grant.

In addition, 2,000 nonqualified performance stock options were issued outside the stock option plan to a director at $1.75 per share that vest only if the Company's annual revenues reach $50,000.

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

PURCHASE COMMITMENTS

The Company has entered into several purchase agreements with vendors for various parts for the Minghua Hybrid Vehicle totaling approximately $625 at December 31, 2001.

7. COMMON STOCK

The Company's capital structure as of September 30, 2002 was as follows:

Common stock Par value - $.01 Authorized - 200,000 shares, Issued and outstanding - 49,382 shares September 30, 2002

The Company has agreements with some of the stockholders that contain restrictions on the transfer and other disposition of the stock.

8. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months	Nine Months	June 4, 1997
	Ended	Ended	(Inception) to
	September 30, 2002	September 30, 2001	September 30, 2002
Non-cash transactions:
Stockholder debt to equity conversion	$ -	$ -	$10,000

Details of 2000 business reorganization transaction:

Fair value of assets acquired (less cash included)	$ 1,012
Assumed liabilities to stockholder	(9,108)
Assumed other liabilities	(652)
Research and development expenses recorded	8,612
General and administrative expenses recorded	456

Cash paid (net of cash acquired)	$ 320

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

11. SUBSEQUENT EVENTS

On October 16, 2002, Mr. Albert Wong and Mr. Ji-Kuan Li were appointed to the Board of Directors of Minghua USA. Mr. Wong also currently serves as Chief Executive Officer of Minghua USA. Additionally, on October 16, 2002, the Company's Board of Directors agreed to issue 500 shares of common stock of Minghua USA to Mr. Albert Wong, 300 shares of common stock to Mr. Ji-Kuan Li and 300 shares of common stock to Mr. Zhuo Wenzhi.

ITEM 2. PLAN OF OPERATION

Overview of Business

Minghua Group International Holdings Limited, formerly PanAgra International Corporation, was incorporated under the laws of New York on February 29, 1996. We acquired United Network Technology in October 1998 and since our inception, we have been relatively inactive with limited operations and revenue. Until recently, our only activities have been organizational ones, directed at developing our business plan and conducting a limited search for business opportunities. On June 22, 2001, we acquired a Hong Kong company that controls a Chinese environmental-friendly vehicle company and since then, we have been focused on the development and commercialization of mass transit, hybrid electric vehicles, primarily buses.

Although patents have already been received from China, Germany and Japan, we are focusing initially on the local public transportation sector in China. We do not plan to export our hybrid vehicles directly to other countries due to prohibitive costs that may be incurred in order to adhere to various government regulations and tax levies. However, we have patent applications pending in 16 countries and we plan to negotiate license agreements with manufacturers in other countries. These licensing agreements may provide us with the opportunity for global recognition and may facilitate the delivery of our state-of-the-art hybrid electric buses to the rest of the world.

Recent Developments

Since April 30, 2002, Albert Wong has served as Chief Executive Officer, President, Secretary and Treasurer of Minghua USA. Since October 16, 2002, he has also served as a director. Mr. Wong, age 50, is a Canadian national. He is a qualified professional accountant and registered financial planner with various related professional designations. For the past five years Mr. Wong worked for Charise Financial Consultants Limited, a corporate financial planning company, as its Managing Director and Chief Executive Officer. Mr. Wong entered into an employment agreement with the Minghua USA upon being appointed as Chief Executive Officer. The agreement expires on April 9, 2003. Mr. Wong will receive monthly compensation under the agreement equal to HK$20,000 (approximately US$2,564) and will be reimbursed for any expenses that he incurs on behalf of Minghua USA. In addition, on October 16, 2002, the Board of Directors agreed to issue 500,000 shares of Minghua USA's common stock to Mr. Wong.

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

In order for Minghua to continue its operations, we will be required to raise funds through additional means, including (1) public or private placements of our securities; (2) additional stockholder or other loans or (3) licensing our technology. No assurance can be given that we will be successful in arranging financing through any of these alternatives. Failure to obtain such financing will require us to delay the implementation of our business plan, substantially curtail our operations or liquidate in part or in whole and any of such actions will have a material adverse effect on us. If we are successful in raising any significant amount of capital, the equity interests of our current stockholders will likely be substantially diluted.

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

Liquidity and Capital Resources

Historically, we were a shell company with minimal expenses that were financed primarily through stockholder loans. On September 30, 2002 and June 30, 2002, we had cash, cash equivalents and short-term investments of $11,000 and $56,442, respectively. In April, 2001, we raised $1,500,000 through the sale of 7,500,000 shares of our common stock in a private placement. Of this amount, $1,000,000 was used to pay a portion of the purchase price relating to the acquisition of Ming Hua Group International Holding (Hong Kong) Limited. This acquisition closed on June 22, 2001. During the period from July 23, 2001 through December 31, 2001, we raised an additional $967,000 in gross proceeds for working capital purposes through the private placement of 483,500 shares of our common stock. Our existing cash, cash equivalents and short-term investments are not sufficient to fund our current or planned operations. We immediately require additional capital in order to sustain our current operations.

The amount of debt due to stockholders decreased $115,548 from $1,389,548 at June 30, 2002 to $1,274,000 at September 30, 2002. Additional stockholder loans or financing from other sources will be required for us to continue our current operations.

We immediately require substantial new revenues and other sources of capital in order to meet our budgeted expenditures and to continue our current operations. We will be required to raise funds through additional means, including (1) public or private placements of our securities; (2) additional stockholder or other loans; or (3) licensing our technology. No assurance can be given that we will be successful in arranging financing through any of these alternatives. Failure to obtain such financing will require us to delay the implementation of our business plan or substantially curtail our operations, resulting in a material adverse effect on us.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation such officers concluded that our disclosure controls and procedures are effective to ensure that information is gathered, analyzed and disclosed on a timely basis. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

ITEM 5. Other INFORMATION

On October 16, 2002, the Company's Board of Directors appointed Albert Wong and Ji-Kuan Li to serve on the Board of Directors. Mr. Wong also currently serves as the Chief Executive Officer, Secretary, Treasurer and President. Additionally, on October 16, 2002, the Company's Board of Directors agreed to issue 500,000 shares of common stock to Mr. Wong, 300,000 shares of common stock to Mr. Li and 300,000 shares of common stock to Zhuo Wenzhi.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B

Additional Exhibits page #

Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	99.1
Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	99.2

(b) Reports on Form 8-K for this period: None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED

Date: November 19, 2002

/s/ Albert Wong_______________

Name: Albert Wong

Title: Chief Executive Officer (Principal Executive and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Albert Wong, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Minghua Group International Holdings Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Albert Wong_______________

Name: Albert Wong

Title: Chief Executive Officer (Principal Executive and Accounting Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO

SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Albert Wong, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Minghua Group International Holdings Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Albert Wong_______________

Name: Albert Wong

Title: Treasurer (being equivalent to the Chief Financial Officer)

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Minghua Group International Holdings Limited on Form 10Q-SB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert Wong, Chief Executive Officer of Minghua Group International Holdings Limited, following due inquiry, certify (pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) that I believe that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Minghua Group International Holdings Limited.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED

Date: November 19, 2002

/s/ Albert Wong_______________

Name: Albert Wong

Title: Chief Executive Officer

Exhibit 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Minghua Group International Holdings Limited on Form 10Q-SB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert Wong, Treasurer (being equivalent to the Chief Financial Officer) of Minghua Group International Holdings Limited, following due inquiry, certify (pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) that I believe that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Minghua Group International Holdings Limited.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED

Date: November 19, 2002

/s/ Albert Wong_______________

Name: Albert Wong

Title: Treasurer (being equivalent to the Chief Financial Officer)