Form 10KSB
period 2002-12-31
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2003-04-15
CIK 1010566

                       SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549[GRAPHIC OMITTED]
                                   FORM 10-KSB
(Mark One)

[X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

                                   OR

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

                         Commission file number 0-30183

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                   (Name of Small Business Issuer in Its Chart

           New York                                    13-3874771
           --------                                    ----------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)


54 Pine Street, 4th Floor, New York, New York         10005
(Address of Principal Executive Offices)             (Zip Code)

                                 (212) 809-8015
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None


Securities registered under Section 12(g) of the Exchange Act:


                     Common Stock, $0.01 par value per share
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes ___X___ No _______

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer did not have any revenues for its most recent fiscal year.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of April 15 2003 is: $1,288,225

      The number of outstanding shares of the issuer's common stock as of December 31, 2002: 50,482,252.

                                     PART I

ITEM 1   BUSINESS

General and Organization Chart

Minghua Group International Holdings Limited (the "Company"), through its subsidiaries, is primarily engaged in the development, production and sale of hybrid vehicles powered by a combination of combustion diesel engine and an electric power systems, based upon its patented technology. A prototype hybrid vehicle was produced in 2000 but no sales have been made.


--------------------------------------------------------------------------------
            Minghua Group International Holdings Limited ("Minghua")
                       (incorporated in New York, the USA)
--------------------------------------------------------------------------------
                                      100%
--------------------------------------------------------------------------------
                            Minghua Acquisition Corp.
                       (incorporated in Delaware, the USA)
--------------------------------------------------------------------------------
                                      100%
-------------------       ------------------------------------
Minghua Real              Minghua Group International Holding
Estate             ----------   (Hong Kong) Limited
(Shenzhen) Ltd.   |
---------------   |       -------------------------------------
  |               |                   100%
  |               |       ------------------------------------------------------
  |               |         Top Team Holdings Limited
  |               |                  (BVI)
  |               |       ------------------------------------------------------
  |               |                    57%                              43%
  |               |     ----------------------------------       ---------------
  |               |     Minghua Environmental Protection         Kok Sin
  |               |         Science & Technology Ltd             Keung
 \|/             \|/              In Hong kong
 15%             85%    ----------------------------------       ---------------
                                      89.8%
------------------      --------------------------------------------------------
Shenzhen Minghua             Guangzhou Cityview Bus
Environmental                Installation Co., Ltd.
Protection
Vehicles Co., Ltd.
------------------      --------------------------------------------------------

Background

We were incorporated under the laws of the State of New York as United Network Technologies, Inc. on February 29, 1996. On October 2, 1998, we changed our name to Panagra International Corporation and on August 2, 2001 we changed our name to Minghua Group International Holdings Limited.

From our inception until June 22, 2001, we were relatively inactive with limited operations and no operating revenue. During that period our only activities were organizational ones, directed at developing our business plan and conducting a limited search for business opportunities.

On April 2, 2001 Ronald C. H. Lui, the Chief Executive Officer, President, Treasurer, Secretary and a director at the time, entered into a Stock Purchase Agreement with Elie Saltoun, then a Director of Minghua USA (then named Panagra), and Mr. Saltoun's affiliates pursuant to which Mr. Lui acquired control of Minghua by purchasing with his personal funds 2,195,878 shares of our common stock from Mr. Saltoun and his affiliates for $180,000.

On April 27, 2001, we and subsidiary Minghua Acquisition Corp., a Delaware corporation, entered into a Stock Purchase Agreement with Mr. Li Chuquan and Mr. Chan Kuen Kwong relating to the purchase by Minghua Acquisition Corp. of all of the outstanding capital stock of Minghua Group International Holding (Hong Kong) Limited, a corporation existing under the laws of the Hong Kong Special Administrative Region of the Peoples Republic of China ("Minghua Hong Kong") for $1,000,000 and 28,000,000 shares of our common stock on 22 June, 2001. Minghua Hong Kong had, as its sole material asset, an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicles Co. Ltd, a corporation existing under the laws of the Peoples Republic of China ("Environmental Vehicle Company").

We now indirectly control the Environmental Vehicle Company. After the closing of the acquisition Mr. Li Chuquan became our Chairman.

The Environmental Vehicle Company's hybrid electric vehicle is the culmination of over five years of research and development initially conducted by Mr. Wang Chun Fu, the Environmental Vehicle Company's former chief technical officer.

Guangzhou City View Bus Installation Company Limited

On March 13, 2003, Minghua Environmental Protection Science and Technology Limited, a limited company incorporated in Hong Kong with 57% of its shares held by Top Team Holdings Limited, a British Virgin Island limited company wholly owned by the Company's wholly owned subsidiary, Minghua Group Hong Kong, entered into an agreement with Good View Bus Manufacturing (Holdings) Company Limited and Eagle Bus Development Limited, both limited companies incorporated in Hong Kong and Mr. Kok Sin Keung for the purchase of 89.8 % ownership of Guangzhou City View Bus Installation Company Limited. The said acquisition is currently pending formal approval from the State Administration for Industry and Commerce of the People's Public of China.

Ming Hua Environment Protection Science and Technology Limited paid RMB 2,000,000.00 (US$ 241,896.00) to Good View for its 23.8% ownership interest and RMB 6,000,000.00 (US$ 725,689.00) to Eagle for its 66% ownership interest, and issued 43% of the total authorized shares of Ming Hua Environmental Protection Science and Technology Limited to Mr. Kok Sin Keung.

The Company borrowed RMB 14,382,961.42 (US$  1,739,594.00) and  HK$10,831,321.05
(US$ 1,388,631.00 ) from Kingsrich Development Limited, a British Virgin Island company owned by Mr. Li Guang Lian, an independent investor to finance the acquisition of Guangzhou City View Bus Installation Company Limited and the operation of the Company in 2002. In order to settle the loan amount, the Company has signed a loan agreement dated March 17, 2003 in the sum of US$3,128,225 at the interest rate of 5% per annum.

The Guangzhou Cityview Bus Installation Co., Ltd was founded in December 1993 as a joint venture between Goodview Holdings Limited and the Public Automobile No.2 Company of Guangzhou and is dedicated to the production of luxury coaches of the EAGLE series.

The main business activities include design, sale, maintenance and production of coaches for domestic sale and assembly of coaches for export with annual production capabilities reaching 2,000 coaches.

The EAGLE series of coaches produced by the Guangzhou Cityview Bus Installation Co. Ltd are characterized by their reliable construction, modern outlook and use of high tensile aluminum alloy for bodywork which is assembled by riveting. The mounting of the seats and fitting of glass windows employ new technology in the industry.

The coaches maintain good power ratio, combustibility of fuel and smooth transmission. Products include single and double-decked buses with lengths ranging from 10, 11 to 12 meters. All specifications are compliant with existing national, Hong Kong and Macau and South Asian technical standards.

The EAGLE series is a well-known brand in the People's Republic of China. The series is also popular in Hong Kong with customers like Sun Bus Holdings Limited and ARGOS Bus Services Company Limited, both providing non-franchise bus services in Hong Kong.

The Guangzhou Cityview Bus Installation Co. Ltd also performs body rebuilding work for bus companies in Hong Kong, like The Kowloon Motor Bus Company (1933) Limited and New World First Bus Services Limited.

The Guangzhou Cityview Bus Installation Co. Ltd is the first production plant in the People's Republic of China to have used the advanced technology of aluminum alloy for bodywork with original designs and domestic materials. Its first plant was located in Guangzhou. In 1995, a new plant was built in the nearby Zhucun Town.

Since its founding, the Guangzhou Cityview Bus Installation Co. Ltd has pledged to expand the market for luxury coaches using domestic material and original designs for chassis for export.

To assist the acquisition, Citic Worldwide Limited was engaged as a consultant to advise. The Company agreed to compensate Citic by issuing 800,000 shares of Common Stock to Citic.

The Environmental Vehicle Company / Hybrid Electric Buses

The Environmental Vehicle Company was established in June 2000 as a joint venture enterprise, with equity interests held by Minghua Hong Kong and Minghua Real Estate (Shenzhen) Ltd (formerly known as Shenzhen Minghua Investment Co., Ltd.) at 85% and 15%, respectively. The Environmental Vehicle Company's main business is the development, production and sale of hybrid vehicles. We are a holding company and all of the information in this annual report relating to the development, operation, marketing and commercialization of hybrid environmental vehicles refers to activities conducted by the Environmental Vehicle Company. In September 2000, the Environmental Vehicle Company successfully developed a prototype hybrid electric bus MH6720. The MH6720 model was presented at China's Hi Tech Fair where the Environmental Vehicle Company's hybrid technology project received recognition as a Key Industrial Project by the Shenzhen municipal government. Tests were conducted by institutions such as the Shenzhen Academy of Metrology and Quality Inspection, and the MH6720 received excellent reviews.

Our hybrid vehicle, a 21 passenger bus, is powered by an advanced parallel composite system that combines a diesel engine and an electric power system. This configuration is coupled with a switch that allows the driver to select the energy source (diesel or electric) depending on travel conditions. For instance, lower speed and short distances in urban areas will only require battery operation. When using the battery power system, our vehicle is virtually silent and totally emission free.

We believe that our hybrid power technology is our competitive advantage. Our diesel bus will automatically charge its battery and then switch to electric power to become virtually silent and totally emission-free as it transports passengers through city streets or rural routes.

Our hybrid electric vehicle combines fuel efficiency with high performance. The prototype hybrid electric bus MH6720 is equipped with a fuel-efficient diesel engine that conforms to European II emission standards and an electric power system which consists of low maintenance batteries that recharge themselves when the vehicle is running on diesel fuel. According to tests conducted by Shenzhen Academy of Metrology and Quality Inspection in December 2000, our hybrid electric bus uses half the volume of diesel fuel compared to the amount used by conventional diesel buses traveling the same distance. Moreover, unlike other hybrid vehicles which require the use of fuel sources not readily available to the public, such as fuel cells powered by combustible materials such as hydrogen, our vehicle uses diesel fuel which can be purchased in any gas station and therefore, no additional infrastructure is required to provide sources of energy for our diesel engine. In addition, we believe that the recharging of the batteries and switching of power sources are undetectable to passengers who will only experience a smooth and comfortable ride.

         Performance parameters for the MH6720 are as follows:

                                                   Diesel          Electric
         Max vehicle speed......................    90 kph          75 kph
         Continuous driving distance-...........   800 km          100 km
         Maximum incline........................   n/a              30%
         Fuel consumption per 100 km............     Less than 10 liters
         Number of Passengers ..................       21 +  1 (driver)

Product Development

In 2002, we successfully developed and produced a luxury hybrid electric coach (MH6120) with 12-meter long and 40 comfortable seats.

In July, 2002, the State Key New Product Certificate was issued jointly by State departments of the People's Republic of China to Shenzhen Minghua Environmental Protection Vehicle Co., Ltd.. The 5 departments are as follows:

         (i)      Ministry of Science & Technology  of the People's  Republic of
                  China;

         (ii)     State Taxation General Administration Bureau;

         (iii)    Ministry of Foreign Trade and Economic Cooperation;

         (iv) State Quality Supervision, Inspection & Quarantine General Administration Bureau; and

         (v)      State Environmental Protection General Administration Bureau.

This recognition and ratification of our product will bestir the Company to go further in this environmental protection vehicle industry.

After launching of MH6720 and MH6120, we plan on developing several additional models, from a 22-passenger mini bus to a 54-passenger deluxe coach. We believe that the proposed deluxe model will boast a comfortable ride with plush seats and state-of-the-art accessories. In addition, we intend to be equipped to customize each bus according to the customers' individual specifications.

Hybrid Technology:  Series vs. Parallel

Hybrid vehicles combine two sources of energy such as a battery powered electric motor and a conventional internal combustion engine. There are two types of hybrid environmental vehicles. The "Series" hybrid uses the heat powered by a generator to supply electricity to the battery pack and electric motor. There is no mechanical connection between the hybrid power unit and the wheels. The "Parallel" hybrid combines a small internal combustion engine or gas engine and an electric motor powered by batteries to propel the vehicle. There is a direct mechanical connection between the hybrid power unit and the wheels similar to that used in a conventional vehicle.

Our buses will be equipped with an advanced form of "Parallel" hybrid systems that we believe will allow them to run at performance levels superior to those of conventional diesel buses as well as purely electric vehicles.

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

3. The diesel engine's emission levels complies with existing European II environmental standards.

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

Although patents have already been received from China, Germany Hong Kong Special Administrative Region, Taiwan, Republic of Korea, Australia and Japan to-date, we intend to focus initially on the local public transportation sector in China. We do not plan to export our hybrid vehicles directly to other countries due to prohibitive costs which may be incurred in order to adhere to various government regulations and tax levies. We may negotiate license agreements with manufacturers in other countries in the future. These licensing agreements would potentially provide us with the opportunity for global recognition and would facilitate the delivery of our hybrid electric buses to the rest of the world.

Business Opportunities

We believe the opportunities for business development are promising due to (i) the global market potential for high performance, energy efficient, hybrid powered buses, especially in the following 5 years leading to the 2008 Olympic Games to be held in Beijing, China (ii) the fact that our buses have been tested and are ready for commercial production, and (iii) the potential for licensing and royalty agreements worldwide.

Location and Facilities

On November 18, 2001 we established the Environmental Protection Electric Vehicle Research and Development Center in Shenzhen China. The research and development center has retained 21 researchers and other staff members who are currently working on a second generation electric battery for use in Minghua's hybrid vehicles. The Environmental Vehicle Company owns all of the assets of the research and development center and will be responsible for operating the center. The Environmental Vehicle Company has invested approximately US$500,000.00 in the research and development in fiscal year 2001 and a further sum of US$116,554 was invested during the last fiscal year ending December 31, 2002.

Currently, we conduct our operations from our Shenzhen office where general administration and research activities are carried out. Due to the lack of funds, the production of the first 110 vehicles covered by non-binding signed letters of intent has been suspended.

We have greatly enhanced our manufacturing capacity with the recent acquisition of 89.8 % ownership of Guangzhou City View Bus Installation Company Limited which has 2 production plants, one in Guangzhou located at No.392 Industrial Main Road, Guangzhou, Guangdong Province and one in Zhucun Town located at the Industrial Area, Zhucun Town, Zengcheng, Guangzhou, People's Public of China.

Guangzhou City View Bus Installation Company Limited has approximately 510 staff. 360 workers and 10 engineers work at the Guangzhou plant and 150 workers and 2 engineers work at the Zhucun Town plant.

With the recent acquisition of Guangzhou City View Bus Installation Company Limited, we are working towards mass production of our hybrid buses.

Production Plan Based on Expected Market Demand

Year    Environmental Vehicle    Other Vehicle   Production Value((cent)D)
----    ---------------------    -------------   -------------------------

2003         300                      300                  240

2004         500                      550                  427

2005        1500                     1950                 1452

2006        2800                     2570                 2115

2007        4500                     5000                 3068

(Currency Unit Chinese Reminbi(cent)D1,000,000)
Goals

We aim to become China's leading manufacturer of hybrid electric vehicles and a key competitor in the global market. For our investors, our goal is to deliver high shareholder value, excellent quantitative returns in the future, and the satisfaction of contributing to an important environmental cause. We are committed to our role as a major contributor to worldwide research and development efforts of environmentally compatible vehicles.

Once we have raised sufficient capital, a top priority will be identifying and hiring people to fill key positions, particularly marketing and sales. In order to complete our management team, we need to hire a chief financial officer, director of sales and marketing, director of human resources, director of operations, director of finance and a director of product development.

Hybrid Vehicle Progress World-wide

We believe that declining oil reserves, and global warming concerns have launched the world's industrialized nations on a search for alternative fuel sources, which are efficient and environmentally sound.

Motor vehicles account for a significant percentage of carbon monoxide and nitrogen oxide emissions in the world's metropolitan areas; hence, government and private sectors in several countries have pooled their resources in order to develop low emission and energy-efficient vehicles that address consumers' needs for safe and convenient means of transportation.

Furthermore, there is severe air pollution in China and in many Chinese cities, the exhaust from motor vehicles' internal combustion engines is the primary cause of this pollution. China's 5-year plans have consistently included plans to control environmental pollution and have encouraged pilot projects to experiment with electric/hybrid vehicles, however insufficient investment has stalled the realization of these goals.

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

A prototype 40-ft. hybrid transit bus, built by Nova Bus using Lockheed Martin's HybriDrive TM Propulsion System, was introduced in Boston in January 2001, after over three years of research funded by the Demonstration of Universal Electric Transportation Subsystems Consortium and the Federal Transit Administration. Nova Bus is also working with the New York City Metropolitan Transit Authority on a pilot program that includes placing several diesel-electric hybrid buses into service.

A few projects are currently in place within the European Union. Research and development efforts are primarily geared towards the mass transit systems. Governments of certain countries like the Netherlands and Luxembourg are focused on reducing car use, a leading cause of pollution in metropolitan areas, by developing city transport systems which consist of lightweight low-emission and energy-efficient buses. In 1998, the Netherlands started a 3-year test period for hybrid buses in the city of Rotterdam, Netherlands. In 1997, Luxembourg began running some hybrid buses as part of their mass transit system so that these vehicles can be tested in normal service conditions for several years. As indicated in their abstract, the batteries used in the bus can be charged by regenerative braking, overnight charging, quick charging at a central station near the city centers and by using auxiliary power units. In Germany, hybrid buses are presently used to provide regular service between the Alpine cities of Oberstdorf, Sonthofen and Kempten. These Mercedes Benz O 405 NUH-model buses are equipped with an electric wheel-hub drive system, a low-emission Euro-2 diesel engine and 4 traction batteries which can be recharged when brakes are applied. The batteries can also be charged in their recharging stations when the bus is not in service at night.

In Japan, Honda and Toyota have introduced their hybrid vehicles to the public. Toyota Prius won car of the year in 1997 while Honda's Insight, a sporty two-seater coupe, was hailed by environmentalists as the best car in the U.S. market when it was introduced in 2000.

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

Forward Looking Statement

Statements included in this Form 10-KSB which are not historical in nature are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding our future business prospects, plans, objectives, expectations and intentions are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from those projected or suggested in the forward-looking statements, including, but not limited to the inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude the Company from marketing its products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and certain economic, political and social events in China.

ITEM 2 PROPERTIES

To save the office expenses during the development stage, our business are conducted in the office in the People's Republic of China.

Our U.S. representation office is located at 54 Pine Street, 4th Floor, New York, NY 10005 is provided to us rent-free by the tenant.

Minghua Hong Kong uses the address of a company secretary company at 14th Floor, Sincere Insurance Building West Wing, 4-5 Hennessy Road, Wanchai, Hong Kong as its registered office and no rent is payable.

The Company has rented the office at 10th Floor, Guangdong Bianfang Building, Fu Jing Road, Fu Tian District, Shenzhen, People's Republic of China. The rent for 2002 is $342,662.

The management believes that the existing and planned production facilities (described in Item 1) are adequate and satisfactory for the projected needs of the Company for at least 2 years.

ITEM 3 LEGAL PROCEEDINGS

A civil proceedings in the People's Republic of China was commenced by Wang Chun Fu against Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. as the second Defendant arising from the dispute as to Patent No.ZI992112168. Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. filed a counterclaim against Wang for, among others, breach of duties and declaration of annulment of the Transfer of Patents and Licence to Use Patent agreements. The hearing of the proceedings will be 9th May 2003.

Other than the said proceedings, the Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2002.

                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Market Information

Our common stock is quoted and traded from time to time on the Over-the-Counter Electronic Bulletin Board ("OTCBB") under the symbol "MGHA". The following table sets forth, for the periods indicated, the high and low bid prices for the common stock as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


FISCAL YEAR    QUARTER                    HIGH       LOW

2001           December 31, 2000         $0.90      $0.90

2002           March 31, 2002            $0.76      $0.76
               June 30, 2001             $0.23      $0.19
               September 30, 2001        $0.36      $0.36
               December 31, 2001         $0.13      $0.13

(b) Holders

The number of holders of record of our common stock as of January 3, 2003 was 321.

(c) Dividends

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

(d) Recent Sales of Unregistered Securities

The following sets forth information regarding all sales of our unregistered securities during fiscal year 2002. All of the shares issued by us were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act, or Regulation D or promulgated thereunder of Regulation S.

1. On March 13, 2003, we issued 800,000 shares to Citic Worldwide Limited for consuting assistance in the acquisition of Guangzhou City View Bus Installation Company Limited.

2. To finance the acquisition of Guangzhou City View Bus Installation Company Limited and the operation of the Company in 2002, Kingsrich Development Limited, a British Virgin Island company owned by Mr. Li Guang Lian, an independent investor, contributed RMB 14,382,961.42 (US$ 1,739,594.00) and HK$10,831,321.05 (US$ 1,388,631.00 ) to the Company
         up to March 17, 2003. In order to settle the loan amount, the Company has signed a loan agreement dated March 17, 2003 in the sum of US$3,128,225 at the interest rate of 5% per annum. A Convertible Promissory Note for the sum of US$3,128,225, convertible into shares of the Company's Common Stock anytime at the discretion of Kingsrich Development Limited at the conversion rate of $0.13 per share, which was arrived at based on the recent market price, was purchased with a maturity date on March 31, 2008. A Registration Rights Agreement was entered into by the Company and Kingsrich Development Limited, granting Kingsrich Development Limited the registration rights with respect to the shares of common stock underlying the Convertible Promissory Note.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview of Business

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

Patents have already been received from China, Germany, Hong Kong Special Administrative Region, Taiwan, Republic of Korea, Australia and Japan to-date and we shall continue to focus initially on the local public transportation sector in China. We do not plan to export our hybrid vehicles directly to other countries due to prohibitive costs that may be incurred in order to adhere to various government regulations and tax levies. We plan to negotiate license agreements with manufacturers in other countries. These licensing agreements may provide us with the opportunity for global recognition and may facilitate the delivery of our state-of-the-art hybrid electric buses to the rest of the world.

Recent Developments

Since April 30, 2002, Albert Wong has served as Chief Executive Officer, President, Secretary and Treasurer of the Company Since October 16, 2002, he has also served as a director. Mr. Wong, age 50, is a Canadian national and a qualified professional accountant and registered financial planner with various related professional designations. For the past 5 years, Mr. Wong worked for Charise Financial Consultants Limited, a corporate financial planning company, as its

Managing Director and Chief Executive Officer. Mr. Wong entered into an employment agreement with the Minghua USA upon being appointed as Chief Executive Officer. The agreement expired on April 9, 2003 and has became a permanent staff of the Company. Mr. Wong will receive monthly compensation under the agreement equal to HK$20,000 (approximately US$2,564) and will be reimbursed for any expenses that he incurs on behalf of Minghua USA. In addition, on October 16, 2002, the Board of Directors agreed to issue 500,000 shares of Minghua USA's common stock to Mr. Wong.

Future Plans / Risks

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

In order to effect its 5-year business plan, Minghua must raise approximately $1 billion. Any discussion our Plan of Operation regarding capital investments assumes that we will be able to raise enough capital to effect such capital investments. No assurance can be given that we will be able to raise capital for such investments. To date, we have not been able to raise any significant amount of capital through the private placement of our securities or otherwise.

To finance the acquisition of Guangzhou City View Bus Installation Company Limited and the operation of the Company in 2002, Kingsrich Development Limited, a British Virgin Island company owned by Mr. Li Guang Lian, an independent investor, contributed RMB 14,382,961.42 (US$ 1,739,594.00) and HK$10,831,321.05
(US$ 1,388,631.00 ) to the Company up to March 17, 2003. In order to settle the loan amount, the Company has signed a loan agreement dated March 17, 2003 in the sum of US$3,128,225 at the interest rate of 5% per annum.

In this juncture, a Convertible Promissory Note for the sum of US$3,128,225, convertible into shares of the Company's Common Stock anytime at the discretion of Kingsrich Development Limited at the conversion rate of $0.13 per share, which was arrived at based on the recent market price, was purchased with a maturity date on March 31, 2008.

A Registration Rights Agreement was entered into by the Company and Kingsrich Development Limited, granting Kingsrich Development Limited the registration rights with respect to the Shares of Common Stock underlying the convertible promissory note.

In order for Minghua to continue its operations, we will be required to raise funds through additional means, including (1) public or private placements of our securities; (2) additional stockholder or other loans or (3) licensing our technology. No assurance can be given that we will be successful in arranging any financing through any of these alternatives. Failure to obtain such financing will require us to delay the implementation of our business plan or to substantially curtail our operations or liquidate in part or in whole and any of such actions will have a material adverse effect on us.

If we raise sufficient capital to fund our business plan, we would make the following initial capital investments to develop the factory and increase the production capacity in The Guangzhou Cityview Bus Installation Co. Ltd

Currently, we conduct our operations from our Shenzhen office where general administration and research activities are carried out. We were supposed to deliver 110 vehicles pursuant to non-binding signed letters of intent. Due to our failure to raise sufficient capital to produce these vehicles. The letter of intent was cancelled.

Liquidity and Capital Resources

Historically, we were a company with minimal assets, liabilities and expenses that were financed primarily through stockholder loans. On December 31, 2002, we had total assets of $1,189,430.00. In April, 2001, we raised $1,500,000 through the sale of 7,500,000 shares of our common stock in a private placement. Of this amount, $1,000,000 was used to pay a portion of the purchase price relating to the acquisition of Ming Hua Group International Holding (Hong Kong) Limited. This acquisition closed on June 22, 2001. During the period from July 23, 2001 through December 31, 2001, we raised an additional $967,000 for working capital purposes through the private placement of 483,500 shares of our common stock.

Our  existing  cash,  cash  equivalents  and  short-term   investments  are  not
sufficient to fund our current or planned operations. We immediately require additional capital in order to sustain our current operations.

The amount of debt due to stockholders was $1,389,548 at June 30, 2002, $1,274,000 at September 30, 2002 and $1,600,563.00 at December 2002. Additional
stockholder loans or financing from other sources will be required for us to continue our current operations.

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

ITEM 7 SELECTED FINANCIAL DATA

Index to Consolidated Financial Statements

                                                                Page No.

Independent Auditor's Report                                       2

Consolidated Balance Sheets                                        3

Consolidated Statements of Operations                              4

Consolidated Statement of Stockholders' Deficiency                 5

Consolidated Statement of Cash Flows                               6

Notes to Consolidated Financial Statements                         7

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Livingston, Wachtell & Co., LLP the independent accountants that were previously engaged as the principal accountant to audit the Company's financial statements, declined to perform the audit for the fiscal year ended December 31, 2002, because of the inability and unwillingness to perform auditing work in Hong Kong and China during the continuing health hazard there from severe acute respiratory syndrome (SARS). KND & Co., CPA Limited has been engaged by the board of directors to audit the Company's financial statements for the last fiscal year.

The former principal accountants' report on the financial statements for the fiscal year ended December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. The former principal accountants' report of the financial statements for the fiscal year ended December 31, 2001 did contain a going concern comment in respect of the Company's recurring losses from operations and net capital deficiency, did not contain a disclaimer of opinion but was not modified as to uncertainty, audit scope or accounting principles.

There were no disagreements with the former principal accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The registrant has authorized the former principal accountant to respond fully to any inquiries of a successor principal accountant. The Company did not consult with any successor principal accountant regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure prior to any proposed engagement.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

Directors and Executive Officers of Minghua

The directors and executive officers of Minghua are as follows:

 Name             Age    Position
 ----             ---    --------

Li Chuquan         45    Chairman of the Board

Albert Wong        51    Director, Chief Executive Officer, Secretary and
                         Treasurer

Chan Kuen Kwong    40    Director

Li Jikuan          37    Director

Zhuo Wen-Zhi       32    Director

Li Chuquan, age 45, was appointed Chairman of the Board of Directors on June 23, 2001. Mr. Li, in addition to serving as Chairman of the Board of Minghua and the Shenzhen Minghua Environmental Protection Vehicles Co., Ltd, also acts as Chairman of the Minghua Real Estate (Shenzhen) Ltd. and other related companies. Mr. Li also owns various businesses engaged in property development, hotel operations and trading. Mr. Li's primary responsibilities involve business acquisitions, business development and strategic planning. Prior to establishing the Minghua companies in the early 1990's, he was general manager of various companies engaged in manufacturing, shipping, trading and service industries.

Since April 30, 2002, Albert Wong has served as Chief Executive Officer, President, Secretary and Treasurer of Minhgua USA. Since October 16, 2002, he has also served as a director. Mr. Wong is a Canadian national and a qualified professional accountant and registered financial planner with various related professional designations. For the past 5 years, Mr. Wong has worked for Charise Financial Consultants Limited, a corporate financial planning company , as its Managing Director and Chief Executive Officer.

Chan Kuen Kwong, age 40, became a director on August 2, 2001. He is responsible for marketing and business development activities. Mr. Chan held a 10% equity interest in Ming Hua Group International Holding (Hong Kong) Ltd. prior to the stock purchase agreement entered into between Mr. Li Chuquan, Mr. Chan Kuen Kwong, and Minghua Acquisition Corp. From October 1994 to March 2001, Mr. Chan worked for KYW Steel Co Ltd as a sales manager.

Li Jikuan ,age 37, became a director on October 16, 2002. He is now acting as the general manager of Securities & Investment Dept. of Minghua Group. and secretary of board of directors of Hong Kong company and Shenzhen company. Mr. Li achieved master degree of economics from Nankai University in China. He has nine years of banking experience and three years managerial experience in large enterprise.

Zhuo Wen-Zhi, age 32, became a director on August 2, 2001. Since 1999, Mr. Zhuo has served as General Manager of ShenZhen MingHua Group. From 1996 to 1999, Mr. Zhuo was an officer in the Department of Social Insurance and Assurance of Shan Wei District, GuangDong Province.

Key Employees

Mr.  Jin  Guodong,   technical  principal  of  Shenzhen  Minghua   Environmental
Protection . Mr. Jin is the Professor and engineer and is well-known in electric hybrid vehicle research manufacturing field in China.

Three technical patent (ZL00239941.5, ZL00239940.7 and HK1031168) are filed and owned by the company. The company has invited many well-known experts in the electric vehicle field in China to join in the business, which has directly strengthened the research and developing force for the company.

Liao Cui Quan, Assistant Chief Engineer. prior to becoming the Assistant Chief Engineer he was the technical manager of an electronics company. He was involved in the making process of two proto type vehicle MH6720 and MH6120 and expertized in real practice.


Members of the expert committee include Wang King Lam, the Vice Director of the Administration of Center China EV Test and Demostration Zone; Chen Ching Chuen, The Hong Kong Institute of Engineers, PhD, DSc(Hon) FREng FHKIE FIEEE FIEE FHKEng RPE Academician CAE; Wan Chung Hung, Deputy Director and Senior Engineer of Guangdong EV Project Coordinating and Leading Group Officer.

Compliance with Section 16(a) of the Exchange Act

The Company has no  disclosure  to be made under  Section  16(a) of the Exchange
Act.

ITEM 10  EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to Minghua's Chairman, its Chief Executive Officer and each of the other executive officers whose total salary and bonus exceeded $100,000 and were serving at the end of our last fiscal year December 31, 2002, for services in all capacities to Minghua, its subsidiaries and predecessors.

                                Annual Compensation                                Long-Term Compensation

                                                                  Awards                                Payout
                                                                                          Securities
                                                                                          Under-
                                                                                          lying         LTIP       All Other
Name and                                                Other Annual     Restricted       Options /     Payouts    Compensation
Principal           Year     Salary ($)      Bonus ($)  Compensation ($) Stock Award ($)  SARs          ($)        ($)
Position
Li Chuquan            2002        120,000            0            0            0            0            0            0
Chairman

Albert Wong           2002     30,769 (a)            0            0            0            0            0            0
Chief Executive
Officer,
President,
Secretary and
Treasurer

Chan Kuen Kwong       2002         61,538            0            0            0            0            0            0
Director

Li Jikuan             2002     18,160 (a)            0            0            0            0            0            0
Director

Zhuo Wen-Zhi          2002     26,731 (a)            0            0            0                         0            0
Director

----------
(a) The salary was paid by shares on 27th November 2002 as follows: Albert Wong 500,000 shares; Zhou Wen-zhu 300,000 shares and Li Jikuan 300,000 shares.

The following table sets forth the grant of stock options made during the year ended December 31, 2002 to the persons named in the Summary Compensation Table:


                        OPTION GRANTS IN LAST FISCAL YEAR

Name                           Number of            % of Total Options     Exercise        Expiration Date
                               Securities           Granted to in Fiscal   Price per
                               Underlying Options   Employees Period       Share
                               Granted
Li Chuquan                     4,000,000 (a)        100%                   $1.75           July 11, 2006



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


The following table sets forth information with respect to unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 2002. No stock options were exercised in 2002 by those persons.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                        Number of Unexercised Options at Fiscal   Value of Unexercised in-
                        Year-End                                  the-Money Options at Fiscal Year-End($)
Name                    Exercisable          Unexercisable        Exercisable           Unexercisable
Li Chuquan              0                    4,000,000            0                     0

Compensation of Directors

All directors are reimbursed for out-of-pocket expenses in connection with attendance at board of director's and/or committee meetings, but are not otherwise compensated.

Employment Agreements

On April 16, 2002 we entered into an employment agreement with Mr. Albert Wong as Chief Executive Officer. The agreement expired on April 9, 2003 and has been extended for a further year. Mr. Wong receives monthly compensation under the agreement equal to HK$20,000

(approximately US$2,564) and is reimbursed for any expenses that he incurs on behalf of Minghua USA. In addition, on October 16, 2002, the Board of Directors agreed to issue 500,000 shares of Minghua USA's common stock to Mr. Wong.

On June 20, 2002 we entered into a consulting agreement with Citic Worldwide Limited was engaged as a consultant to advise on the acquisition of Guangzhou City View Bus Installation Company Limited. The Company agreed to compensate Citic by issuing 800,000 shares of Common Stock to Citic Worldwide Limited.

2003 Stock Option Plan

The Board of Directors was on February 24, 2003 granted 4,000,000 stock options to five directors, as follows: Mr. Li Chuquan, two million, and Mr. Albert Wong, Mr. Chan Kuen Kwong, Mr. Li Jikuan, and Mr. Zhuo Wenzhi, 500,000 stock options each, to purchase shares of common stock of Minghua Group International Holdings Limited at US $0.12 per share, from March 1, 2003 to February 28, 2004. During this period, they may choose to exercise the right of purchasing common stock or to waive the right no matter what the fair market stock price shall be at that time. Partial purchasing is allowed. But once the right is exercised, the amount of common stock purchased must not be sold within six months from the exercising date.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of December 31, 2002, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of Minghua. Also included are the shares held by all executive officers and directors as a group.

Name and Address                                    Amount and Nature of    Percentage of Class
Of Beneficial Owner                                 Beneficial Ownership

Li Chuquan                                             33,700,000                       66.76%
c/o 10th Floor, Guangdong Bianfang Building, Fu
Jing Road, Fu Tian District, Shenzhen, People's
Republic of China

Albert Wong                                               500,000                        0.99%

Chan Kuen Kwong                                         2,800,000                        5.55%
c/o 10th Floor, Guangdong Bianfang Building, Fu
Jing Road, Fu Tian District, Shenzhen, People's
Republic of China

Li Jikuan                                                 300,000                        0.60%

Zhuo Wen-zhi                                              300,000                        0.60%

All Directors and Officers a Group (the 5 persons       37,600,000                       74.5%
named above)

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has rented the office at 10th Floor, Guangdong Bianfang Building, Fu Jing Road, Fu Tian District, Shenzhen, People's Republic of China. The office is owned by Minghua Real Estate (Shenzhen) Ltd. which is owned by a British Virgin Island company whose sole shareholder is Li Chuquan.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

(a)    Financial Statements

       The financial statement of the Company as set forth in the Index to Consolidated Financial Statements under Part II, Item 7 of this Form 10-KSB are hereby incorporated by reference.

       Exhibits

       Exhibit
       Number     Description

         10.1 Guangzhou City View Bus Installation Company Limited Agreement [Incorporated by reference to Exhibit 10.1 of the Form 8-K filed by Minghua on March 28, 2003]

         10.2 Kingsrich Development Limited Loan Agreement [Incorporated by reference to Exhibit 10.2 of the Form 8-K filed by Minghua on March 28, 2003]

         10.3 Kingsrich Development Limited Convertible Promissory Note [Incorporated by reference to Exhibit 10.3 of the Form 8-K filed by Minghua on March 28, 2003]


(b) Reports on Form 8-K

       A Current Report on Form 8-K dated March 28, 2003 was filed by the Company with the Securities and Exchange Commission to report the acquisition of Guangzhou City View Bus Installation Company Limited.

       A Current Report on Form 8-K dated April 15, 2003 was filed by the Company with the Securities and Exchange Commission to report the change of certifying accountant.

ITEM 14 CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures adopted within 90 days of the filing date of this report, the management of the Company is of the view that such controls and procedures are effective.

During the past fiscal year, there were no significant changes in the internal controls of the Company or other factors that could significantly affect these controls subsequent to the date of evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED



                               By: /s/ Albert Wong
                               ----------------------------------------
                               Name: Albert Wong
                               Title: Director, Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURE              CAPACITY                               DATE
   ---------              --------                               ----

 /s/ Li Chuquan           Chairman of the
 ----------------------   Board of Directors                     April 15, 2003
 Li Chuquan



 /s/ Albert Wong          Director, Chief Executive Officer,     April 15, 2003
 ----------------------
 Albert Wong



 /s/ Chan Kuen Kwong      Director                               April 15, 2003
 ----------------------
 Chan Kuen Kwong



 /s/ Li Jikuan            Director                               April 15, 2003
 ----------------------
 Li Jikuan



 /s/ Zho Wen-zhi          Director                               April 15, 2003
 ----------------------
 Zho Wen-Zhi

I, Albert Wong, certify that:



1. I am the Chief Executive Officer of Minghua Group International Holdings Limited have reviewed this quarterly report on Form 10-KSB of Minghua Group International Holdings Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: April 15, 2003

/s/ Albert Wong
------------------------
Albert Wong

BRANCH OFFICE                                                  TEL 212-840-2595
20 LEBANON ROAD                                                FAX 212-840-7239
SCARSDALE, NY 10583-7122                                       www.lwccpa.com
914-723-3376

                         Livingston, Wachtell & Co., LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                           1140 avenue of the americas
                             NEW YORK, NY 10036-5803

LEONARD L. EIGER, C.P.A.                  AY J. LIVINGSTON, C.P.A. (1919-1972)
SAM BECKER, C.P.A.                        JHEODORE WACHTELL, C.P.A. (1919-1966)
IRA E. COHEN, C.P.A.                      TERBERT H. REYBURN, C.P.A. (1934-1985)
JAMES R. GRIMALDI, C.P.A.                 IHRVING ZUCKERMAN, C.P.A. (1965-1985)
LAWRENCE GOLDMAN, C.P.A.


                          INDEPENDENT AUDITORS' REPORT

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

/s/Livingston, Wachtell & Co., LLP
New York, New York
March 25, 2002

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                                DECEMBER 31, 2002



                                    I N D E X


                                                         PAGE NO.
                                                         --------


INDEPENDENT AUDITORS' REPORT                                2



CONSOLIDATED BALANCE SHEETS                                 3



CONSOLIDATED STATEMENTS OF OPERATIONS                       4



CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY          5



CONSOLIDATED STATEMENTS OF CASH FLOWS                       6



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS              7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Minghua Group International Holdings Limited
New York, New York

We have audited the accompanying consolidated balance sheet of Minghua Group International Holdings Limited (a development stage company) as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2002 and the periods from June 4, 1997 (Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Minghua Group International Holdings Limited as of December 31,2001 and for the periods June 4,1997 (Inception) to December 31,2001 were audited by other auditors whose report dated March 25, 2002, on these financial statements included an explanatory paragraph describing conditions that raise substantial doubt about the company's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minghua Group International Holdings Limited (a development stage company) as of December 31, 2002 and the consolidated results of its operations and its cash flows for the year ended December 31, 2002 and the periods from June 4, 1997 (Inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ KND & CO. CPA LIMITED
CERTIFIED PUBLIC ACCOUNTANTS
Hong Kong
April 14, 2003

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)


                           CONSOLIDATED BALANCE SHEETS

                                                                  December 31,
                                                                      2002                  2001
                                                                  ------------          ------------
                          Assets
Current assets
     Cash                                                         $      6,426          $     34,055
     Due from related companies                                         95,791                95,787
     Prepaid expenses and other current assets                         217,514               223,854
                                                                  ------------          ------------

           Total Current Assets                                        319,731               353,696
                                                                  ------------          ------------

Property, plant and equipment - at cost                                662,035               748,308
     Less: accumulated depreciation                                   (221,132)             (150,382)
                                                                  ------------          ------------

                                                                       440,903               597,926
                                                                  ------------          ------------
Intangible asset - net
     Patent rights                                                     295,714               295,714
                                                                  ------------          ------------

           Total Assets                                           $  1,056,348          $  1,247,336
                                                                  ============          ============


            Liabilities and Stockholders' Deficiency

Current liabilities
     Note payable - bank                                          $    644,056          $    649,466
     Accrued liabilities                                             1,646,755               624,147
     Due to stockholder                                              1,707,981               984,177
                                                                  ------------          ------------

           Total current liabilities                                 3,998,792             2,257,790
                                                                  ------------          ------------

           Total liabilities                                         3,998,792             2,257,790
                                                                  ------------          ------------

Commitments and Contingencies

Stockholders' Deficiency
     Common stock                                                      504,823               484,692
     Additional paid in capital                                     11,490,595            10,877,165
     Deficit accumulated during the development stage              (14,863,301)          (12,372,311)
                                                                  ------------          ------------

                                                                    (2,867,883)           (1,010,454)
     Less: stock subscription receivable                               (74,561)                   --
                                                                  ------------          ------------

           Total stockholders' deficiency                           (2,942,444)           (1,010,454)
                                                                  ------------          ------------

           Total liabilities and stockholders' deficiency         $  1,056,348          $  1,247,336
                                                                  ============          ============

              See notes to the consolidated financial statements.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Cumulative Amounts
                                                                                          Since Inception,
                                                       Years Ended December 31,            June 4,1997 To
                                                 ----------------------------------          December 31,
                                                     2002                  2001                  2002
                                                 ------------          ------------          ------------
Cost and expenses
     General and administrative expenses         $  2,590,384          $  2,391,514          $  6,229,862
     Research and development costs                   116,554                46,445             8,775,729
                                                 ------------          ------------          ------------

Operating loss                                     (2,706,938)           (2,437,959)          (15,005,591)


Other income (expense)
    Other income                                      296,548               296,548
     Interest expense                                 (80,600)              (54,359)             (154,258)
                                                 ------------          ------------          ------------

         Net loss                                $ (2,490,990)         $ (2,492,318)         $(14,863,301)
                                                 ============          ============          ============


  Loss per share of common stock:

  Basic and diluted                              $       (.05)         $       (.07)
                                                 ============          ============


              See notes to the consolidated financial statements.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)


               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                   INCEPTION JUNE 4, 1997 TO DECEMBER 31, 2002


                                                                       Common Stock                    Common Stock
                                                                     $.12834 Par Value                $.01 Par Value
                                                                     -----------------                --------------
                                                                   Shares         Amount          Shares         Amount
                                                               ------------    ------------    ------------   ------------
Common stock issued - June 4, 1997                                   10,000    $      1,283              --   $         --
    Net loss for the period                                              --              --              --             --
                                                               ------------    ------------    ------------   ------------
Balance - December 31, 1997                                          10,000           1,283              --             --
    Net loss for the year                                                --              --              --             --
                                                               ------------    ------------    ------------   ------------
Balance - December 31, 1998                                          10,000           1,283              --             --
    Shares issued at par value March 30, 1999                       990,000         127,057              --             --
    Net loss for the year                                                --              --              --             --
                                                               ------------    ------------    ------------   ------------
Balance - December 31, 1999                                       1,000,000         128,340              --             --
    Net loss for the year                                                --              --              --             --
                                                               ------------    ------------    ------------   ------------
Balance - December 31, 2000                                       1,000,000         128,340              --             --
    Shares issued at $.20 - April 5                                      --              --         385,685          3,857
    Shares issued at $.20 - April 17                                     --              --       7,500,000         75,000
    Shares issued at par value - June 22                                 --              --      28,000,000        280,000
    Recapitalization - June 22*                                  (1,000,000)       (128,340)      3,600,000         36,000
    Dividend paid - June 22                                              --              --              --             --
    Shares issued at $2.00 -  July 23                                    --              --         473,500          4,735
    Shares issued at $2.00 -  October 1                                  --              --          10,000            100
    Shares issued - per debt for equity exchange agreement**
       - December 26 issuance                                            --              --       8,500,000         85,000
    Capital contributed - debt to equity conversion -
       December 26                                                       --              --              --             --
    Net loss for the year                                                --              --              --             --
                                                               ------------    ------------    ------------   ------------
Balance - December 31, 2001                                              --              --      48,469,185        484,692
Shares issued at $.20 - February 20                                      --              --         372,807          3,728
Shares issued at par - cashless exercise of stock
    options - April 24                                                   --              --         540,260          5,403
Shares issued at $.13 -
    For services rendered November 27                                    --              --       1,100,000         11,000
    Net loss for the year                                                --              --              --             --
                                                               ------------    ------------    ------------   ------------

Balance - December 31, 2002                                              --    $         --      50,482,252   $    504,823
                                                               ============    ============    ============   ============


                                                                                   Deficit
                                                                                 Accumulated
                                                                 Additiional      During the
                                                                    Paid In       Development    Subscription
                                                                    Capital          Stage        Receivable
                                                                 ------------    ------------    ------------
Common stock issued - June 4, 1997                               $         --    $         --    $         --
    Net loss for the period                                                --            (289)             --
                                                                 ------------    ------------    ------------
Balance - December 31, 1997                                                --            (289)             --
    Net loss for the year                                                  --          (3,209)             --
                                                                 ------------    ------------    ------------
Balance - December 31, 1998                                                --          (3,498)             --
    Shares issued at par value March 30, 1999                              --              --              --
    Net loss for the year                                                  --            (302)             --
                                                                 ------------    ------------    ------------
Balance - December 31, 1999                                                --          (3,800)             --
    Net loss for the year                                                  --      (9,876,193)             --
                                                                 ------------    ------------    ------------
Balance - December 31, 2000                                                --      (9,879,993)             --
    Shares issued at $.20 - April 5                                    73,280              --              --
    Shares issued at $.20 - April 17                                1,425,000              --              --
    Shares issued at par value - June 22                                   --              --              --
    Recapitalization - June 22*                                      (498,280)             --              --
    Dividend paid - June 22                                        (1,000,000)             --              --
    Shares issued at $2.00 -  July 23                                 942,265              --              --
    Shares issued at $2.00 -  October 1                                19,900              --              --
    Shares issued - per debt for equity exchange agreement**
       - December 26 issuance                                       8,415,000              --              --
    Capital contributed - debt to equity conversion -
       December 26                                                  1,500,000              --              --
    Net loss for the year                                                  --      (2,492,318)             --
                                                                 ------------    ------------    ------------
Balance - December 31, 2001                                        10,877,165     (12,372,311)             --
Shares issued at $.20 - February 20                                    70,833              --         (74,561)
Shares issued at par - cashless exercise of stock
    options - April 24                                                410,597              --              --
Shares issued at $.13 -
    For services rendered November 27                                 132,000              --              --
    Net loss for the year                                                  --      (2,490,990)             --
                                                                 ------------    ------------    ------------

Balance - December 31, 2002                                      $ 11,490,595    $(14,863,301)   $    (74,561)
                                                                 ============    ============    ============

*See Footnote 1 regarding recapitalization of Minghua Group International Holding (Hong Kong) Limited
**See Footnote 1 regarding debt to equity conversion of stockholder's loan


               See notes to the consolidated financial statements.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Cumulative
                                                                                               Amounts Since
                                                                                                 Inception
                                                                                               June 4, 1997 To
                                                                  Years Ended December 31,       December 31,
                                                                 --------------------------------------------
                                                                     2002            2001            2002
                                                                 ------------    ------------    ------------
Cash Flows From Operating Activities
     Net loss                                                    $ (2,490,990)   $ (2,492,318)   $(14,863,301)
     Adjustments to reconcile net loss to net cash provided by
     operating activities:
         Depreciation                                                  77,058          34,127         163,074
         Common stock issued for services                             559,000              --         559,000
         Loss on disposition of assets                                146,621              --         252,396
         Research and development expenses recorded in
              reorganization*                                              --              --       8,612,730
         Reorganization expenses recorded in reorganization*               --              --         455,830
         Changes in operating assets and liabilities:
                                                                                                     (115,935)
              Prepaid expenses and other assets                         6,340        (656,360)
              Accrued liabilities                                   1,022,608         602,534       1,887,255
                                                                 ------------    ------------    ------------

     Net cash used in operating activities                           (679,363)     (1,971,592)     (3,589,376)
                                                                 ------------    ------------    ------------

Cash Flows From Investing Activities
     Reorganization - net of cash acquired                                 --              --        (320,579)
     Purchase of patent rights                                             --        (295,714)       (295,714)
     Purchases of property and equipment                              (66,656)       (517,642)       (920,739)
                                                                 ------------    ------------    ------------

     Net cash used in investing activities                            (66,656)       (813,356)     (1,537,032)
                                                                 ------------    ------------    ------------

Cash Flows From Financing Activities
     Due to stockholders and related parties - net**                  723,800         239,856       1,944,641
     Proceeds from issuance of common stock**                              --       3,544,137       3,544,137
     Dividend paid                                                         --      (1,000,000)     (1,000,000)
     Notes payable - bank - net                                        (5,410)        (41,875)        644,056
                                                                 ------------    ------------    ------------

     Net cash provided by financing activities                        718,390       2,742,118       5,132,834
                                                                 ------------    ------------    ------------

Net increase (decrease) in cash                                       (27,629)        (42,830)          6,426

Cash - beginning of period                                             34,055          76,885              --
                                                                 ------------    ------------    ------------

Cash - end of period                                             $      6,426    $     34,055    $      6,426
                                                                 ============    ============    ============

*See footnotes 3 and 12 regarding reorganization of Ming Hua Group International Holdings (Hong Kong) Limited and Subsidiaries.
**See footnote 1 regarding debt to equity conversion of stockholder's loan.
*** See footnote 4 regarding cashless stock options exercised during the year ended December 31, 2002.


               See notes to the consolidated financial statements.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS DESCRIPTION AND ORGANIZATION

      NAME CHANGE AND REORGANIZATION

      The consolidated financial statements of Minghua Group International Holdings Limited, ("Minghua USA"), include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

      On June 22, 2001, Minghua USA acquired all the outstanding shares of Minghua Hong Kong, whose sole asset is an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. ("Minghua China"), a Peoples Republic of China corporation, (collectively the "Company"). The transaction was effected by paying to the Minghua Hong Kong stockholders $1,000,000 and issuing 28,000,000 additional Minghua USA common shares that resulted in the Minghua Hong Kong shareholders owning approximately 70% of the outstanding shares of Minghua USA and having control of Minghua USA after this transaction. The remaining 15% equity interest in Minghua China is owned by Minghua Real Estate (Shenzhen) Ltd (formerly known as Minghua Investment Co., Ltd. ("Minghua Real Estate").

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

      A summary of assets and liabilities that, for accounting purposes, were deemed to have been acquired by Minghua Hong Kong from Minghua USA at estimated fair market value as of the date of acquisition (June 22, 2001) was as follows:

      Total assets                                         $      1,155,013
      Total liabilities                                               6,810
                                                           ----------------

      Fair market value of Minghua USA                     $      1,148,203
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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

      NAME CHANGE AND REORGANIZATION (Continued)

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

      In 1999, the rights to the result of the Research and Development ("R&D") expenditures to discover the technology (pending patent rights), which were substantially complete, were transferred to Minghua China from Mr. Chuquan Li and Mr. Fu Chun Wang ("Developers"), who were also stockholders who had effective control of Minghua China. This transfer was deemed to be a transfer between entities under common control and was therefore recorded on Minghua China's records at the Developers' accumulated historical cost basis. The Developers accumulated R&D expenditure at the time of transfer was approximately $8.6 million, which was expensed by Minghua China as R&D with a corresponding note payable to the Developers recorded as due to stockholders. The R&D activities to develop the technology started in 1994.

      CAPITAL RESOURCES AND BUSINESS RISKS

      The Company remains in the development stage and all future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At December 31, 2002 and December 31, 2001, current liabilities exceeded current assets by $3,679,061 and $1,904,094, respectively. Additional capital resources through future new offerings of securities will be needed in order to accomplish the Company's present marketing, technology development and manufacturing plans. The Company plans on making the following expenditures: i) obtaining a domestic vehicle manufacturing facility (ii) producing hybrid vehicles in 2003 and
      (iii) advertising and marketing. The manufacturing facilities and other operations in China, as well as the business financial condition and results of operations are, to a significant degree, subject to economic, political and social events in China. The outbreak of Severe Acute Respiratory Syndrome (SARS) has been reported in Hong Kong and China. The spread of the virus may have a future impact on the company's business, financial condition and results of operations.

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

      RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK TRANSACTIONS

      On April 2, 2001, a former director and officer of Minghua USA entered into a Stock Purchase Agreement with Elie Saltoun, Director of Minghua USA (then named Panagra), in which 2,195,878 shares of common stock were purchased from Mr. Saltoun and his affiliates for $180,000, using his personal funds.

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

      On June 22, 2001, 28,000,000 shares of common stock were issued, pursuant to a stock purchase agreement with Mr. Chuquan Li, (Chairman of the Board of Directors as of June 23, 2001) and Mr. Quan Guang Chen (Director as of August 2, 2001) (collectively, the "Sellers"). The stock purchase agreement, signed April 27, 2001, was between Minghua USA, Acquisition Corp. and the Sellers for their stock interest in Minghua Hong Kong. Pursuant to the agreement, Acquisition Corp. paid $1,000,000 to the Sellers and delivered 28,000,000 shares of Minghua USA common stock to the Sellers. Minghua USA funded the cash amount and issued the shares on behalf of Acquisition Corp. as a capital contribution to Acquisition Corp.

      Upon the closing of the stock purchase agreement with the Sellers, Mr. Chuquan Li obtained a controlling interest in Minghua USA and Minghua USA, indirectly, through Acquisition Corp. and Minghua Hong Kong, obtained a controlling interest in Minghua China.

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

      STOCKHOLDERS' DEBT FOR EQUITY CONVERSION AGREEMENT

      On December 11, 2001, Mr. Chuquan Li agreed to receive stock in Minghua USA and Minghua Real Estate in exchange to discharge Minghua China's debt obligation to repay him $10 million. Minghua USA issued 8.5 million shares of its common stock value at $1 (average stock price over the 20 day period prior to the agreement) worth $8.5 million. The remaining $1.5 million obligation was converted to $1.5 million of equity in Minghua Real Estate and was accounted for as additional paid in capital by Minghua Real Estate to Minghua China. See also notes 2 and 3 relating to minority interest.


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

      The balance sheets of Minghua Hong Kong and Minghua China were translated at period end exchange rates. The accompanying consolidated balance sheets include net liabilities of $2,821,288 and $1,188,573, relating to the Company's foreign facilities in the People's Republic of China, at December 31, 2002 and 2001, respectively. Expenses were translated at exchange rates in effect during the year, substantially the same as the period end rates.

      MINORITY INTEREST IN SUBSIDIARIES

      The Company records minority interest expense, which reflects the portion of the earnings of Minghua China, which are applicable to Minghua Real Estate, which is controlled by Mr. Chuquan Li (15% - December 31, 2002 and
      2001). The stockholders are not required to fund the Company's deficits, therefore, no minority interest in subsidiaries was recorded at December 31, 2002 and 2001. See also notes 1 and 3 relating to Minority Interest.

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

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      PROPERTY AND EQUIPMENT

      Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Under the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company recognizes an "impairment charge" when the expected net undiscounted future cash flows from an asset's use and eventual disposition are less than the asset's carrying value and the asset's carrying value exceeds its fair value. Measurement of fair value for an asset or group of assets may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset or assets.

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

      PROPERTY AND EQUIPMENT (Continued)

      Depreciation  and  amortization  are  provided  for  financial   reporting
      primarily on the accelerated and the straight-line methods over the estimated useful lives of the respective assets as follows:

                                                                   Estimated
                                                                 Useful Lives

       Machinery and equipment                                      5 years
       Transportation and delivery equipment                        3 years
       Office and computer software and equipment                   5 years

      INTANGIBLE ASSET

      The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has performed the requisite transitional impairment tests on intangible assets as of January 1, 2002 and has determined that they are not impaired as of that date.

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

      Components of the caption Intangible Assets - net in the consolidated balance sheets at December 31, 2002 and 2001 consisted of:


                                    Years ended December 31,
                                      -------------------
                                        2002       2001
                                      --------   --------

Patent rights:                        $295,714   $295,714
     Less: accumulated amortization         --         --
                                      --------   --------

     Total intangible assets - net    $295,714   $295,714
                                      ========   ========

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      INTANGIBLE ASSET (Continued)

      The technology was developed by the Company and the direct costs to obtain and apply for the patents in various countries are recorded as patent rights. The patent rights will be considered placed in service when the Company starts generating revenue from the sale of the Minghua Hybrid Vehicle.

      ADVERTISING COSTS

      All costs associated with advertising and promoting the buses are expensed in the period incurred. Advertising expense was $16,356 and $202,902 for the years ended December 31, 2002 and 2001, respectively.

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

      RESEARCH AND DEVELOPMENT COSTS

      Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the years ended December 31, 2002 and 2001 were $ 116,554 and $ 46,445, respectively.

      RELATED PARTY AND STOCKHOLDER'S LOANS

      The  caption  "Due  to   Stockholders"   are  loans  that  are  unsecured,
      non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The caption "Due from Related Companies" consists primarily of prepaid rent on office space in Shenzhen China.

      During the year ended December 31, 2002, the Company provided consultancy services to Minghua Real Estate at the request of its stockholder Mr. Chuquan Li, in the amount of $269,231. The receivable for these services is included on the balance sheet in "Due to Stockholder."

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      LOSS PER SHARE

      Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

      The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

                                                        Years ended December 31,
                                                    -------------------------------
                                                         2002             2001
                                                    ---------------    ------------
NUMERATOR FOR BASIC AND DILUTED LPS
                  Net loss to common shareholders   $     2,490,990    $  2,492,318
                                                    ===============    ============

DENOMINATOR FOR BASIC AND DILUTED LPS
          Weighted average shares of common stock
              outstanding                                49,269,403      37,115,687
                                                    ===============    ============

LPS - Basic and diluted                             $          (.05)   $       (.07)
                                                    ===============    ============


      No dilution resulted from the 6,000,000 employee stock options outstanding at December 31, 2002 and 2001 because of the net loss.

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

      COMPREHENSIVE LOSS

      The Company, under SFAS No. 130, is required to report the changes in shareholders' equity from all sources during the period, including foreign currency translation adjustments. The amount of foreign currency translation gain or loss for the years ended December 31, 2002 and 2001 was not material.

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    STOCK OPTION PLAN (Continued)

      In 2001, the Company granted 2,000,000 options outstanding to one director and officer under the 2001 option plan. The director and officer resigned April 30, 2002. In April 2002, 540,260 options were exercised by this director on a cashless basis, which resulted in the issuance of 540,260 shares of common stock, balance forfeited.

      In 2001, the Company granted 2,000,000 stock options to a director, under the 5 year nonqualified stock option plan, and these options are exercisable at $1.75 per share.

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

      In addition, in 2001, 2,000,000 nonqualified performance stock options were issued outside the stock option plan to a director at $1.75 per share that vests only if the Company's annual revenues reach $50,000,000.

      Stock option transactions are summarized as follows:

                                           2002         2001
                                        ----------    ----------
     Outstanding - beginning of year     6,000,000            --
     Granted                                    --     6,000,000
     Exercised                            (540,260)           --
     Forfeited                          (3,459,740)           --
                                        ----------    ----------

     Outstanding - end of year           2,000,000     6,000,000
                                        ==========    ==========

     Shares exercisable - end of year    1,100,000       800,000
                                        ==========    ==========

      The following table provides certain information with respect to the above-referenced stock options outstanding at December 31, 2002:


                           Stock                                Weighted Average
 Exercise                 Options          Weighted Average        Remaining
  Prices                Outstanding         Exercise Price      Contractual Life
  ------                -----------         --------------      ----------------
  $1.75                  2,000,000               $1.75                3.5

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    STOCK OPTION PLAN (Continued)

      The following table provides certain information with respect to stock options exercisable at December 31, 2002:


                                                 Weighted
                              Stock               Average
       Exercise              Options             Exercise
       Prices              Outstanding             Price

        $1.75               1,100,000              $1.75

      In electing to continue to follow APB No. 25 for expense recognition purposes, the Corporation is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 2001 and thereafter, including if materially different from reported results, disclosure of pro forma net loss and loss per share had compensation expense relating to 2001 grants been measured under the fair value recognition provision of SFAS No. 123. At December 31, 2002, all stock options outstanding were "underwater options."

      The weighted-average fair values at date of grant for options granted during 2001 were $ 1.15, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

         Expected life in years                                 5
         Interest rate                                        4.8%
         Volatility                                         276.7%
         Dividend yield                                         0%

      The Corporation's pro forma information for the years ended December 31, 2002 and 2001 prepared in accordance with the provisions of SFAS No. 123, is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period.

                                                                        2002            2001
                                                                    -------------   -------------
     Pro forma net loss                                             $  (3,655,606)  $  (3,109,933)
                                                                    =============   =============

                      Pro forma net loss per common stock share -
                           basic and diluted                        $        (.07)  $        (.08)
                                                                    =============   =============

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5. PROPERTY AND EQUIPMENT

      Property and equipment at cost consists of:

                                                    December 31,
                                               ----------------------
                                                 2002         2001
                                               ---------    ---------

     Transportation equipment                  $  73,171    $  73,171

     Office, computer software and equipment     313,738      434,254
                                               ---------    ---------

                                                 386,909      507,425
     Construction in progress - Model buses      275,126      240,883
                                               ---------    ---------
                                                 662,035      748,308

     Less: accumulated depreciation             (221,132)    (150,382)
                                               ---------    ---------

                         TOTAL                 $ 440,903    $ 597,926
                                               =========    =========

      Depreciation expense for the years ended December 31, 2002 and 2001 were $77,058 and $98,437, respectively.


6.    NOTES PAYABLE - BANK

      This bank loan consists of a credit line agreement, denominated in Chinese Yuan Renminbi, from a Chinese bank secured by a guarantee given by a related party. The United States dollar equivalent of the outstanding loan balance at December 31, 2002 and 2001 was $644,056 and $649,466,
      respectively.

      Total interest expense incurred and charged to expense was $80,600 and $54,359 for the years ended December 31, 2002 and 2001 respectively.


7.    INCOME TAXES

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The Company files a consolidated federal income tax return with Acquisition Corp.

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


7.    INCOME TAXES (Continued)

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

      There are net operating loss carryforwards allowed under the Hong Kong and China's governments' tax systems. In China, the previous five years net operating losses are allowed to be carryforward to offset future taxable income. In Hong Kong, net operating losses can be carried forward indefinitely to offset future taxable income. The Company has available $13,989,885 of unused operating losses carryforward. A deferred tax asset has not been recognized due to the uncertainty of the Company having future taxable profits. Minghua China withholds and pays income taxes on its employees' wages, which funds the Chinese government's sponsored health and retirement programs of all Minghua China employees.


8. COMMITMENTS

      LEASE COMMITMENTS

      The Company leases office space from a related company, under a long-term non-cancellable lease agreement.

      Minimum future rental payments under the non-cancellable operating lease as of December 31, 2002 for each of the next five years and in the aggregate are as follows:


Period ended December 31,                                    Amount

         2003                                              $     177,818
         2004                                                    152,395
         2005                                                    152,395
         2006                                                    152,395
         2007 and thereafter                                     482,582
                                                           -------------

Total minimum future rental payments                       $   1,117,585
                                                           =============

      Total rent expense for December 31, 2002 and 2001 was $342,662 and $415,652, respectively, of which $ 309,546 and $356,649 was paid to a related party for the years ended December 31, 2002 and 2001, respectively.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    COMMITMENTS (Continued)

      EMPLOYMENT CONTRACTS

      The Company has employment agreements with a director and officer, which are terminable at will by the Company and the director and officer. In addition to a base salary, the agreements provide for a bonus up to 50% of annual base salary based on pretax earnings.


9.    COMMON STOCK

      The Company's capital structure as of December 31, 2002 and 2001 were as follows:


     Common stock - par value:
         $.12834 at December 31, 2002 and
               December 31, 2001

    December 31, 2002:
          Authorized - 200,000,000 shares
               Issued and outstanding - 50,482,252 shares

    December 31, 2001:
          Authorized - 200,000,000 shares
               Issued and outstanding - 48,469,185 shares

      The Company has agreements with some of the stockholders that contain restrictions on the transfer and other disposition of the stock.


10. SUPPLEMENTAL CASH FLOW INFORMATION

Details of 2000 business reorganization transaction:

  Fair value of assets acquired (less cash included)    $       1,011,920
  Assumed liabilities to stockholder                           (9,108,327)
  Assumed other liabilities                                      (651,574)
  Research and development expenses recorded                    8,612,730
  General and administrative expenses recorded                    455,830
                                                        -----------------

  Cash paid (net of cash acquired)                      $         320,579
                                                        =================

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


12.   SUBSEQUENT EVENTS

      On March 13, 2003, Ming Hua Environmental Protection Science and Technology Limited, ("Ming Hua Science") a company incorporated in Hong Kong owned by Top Team Holdings Limited, a BVI limited company wholly owned by Minghua Hong Kong, entered into a stock purchase agreement for the purchase of 89.8 % ownership of Guangzhou City View Bus Installation Company Limited. Ming Hua Science will pay $967,585 and issue 4,300 shares (43%) of the total authorized shares of Ming Hua Science to Mr. Kok Sin Keung. The acquisition is currently pending formal approval from the State Administration for Industry and Commerce of the People's Public of China.

      To finance the acquisition of the Guangzhou City View Bus Installation Company Limited Company and the operation of the Company in 2002, Kingsrich Development Limited, a BVI limited company loaned the company $3,128,225. The Company signed a promissory note, dated March 17, 2003, in the sum of $3,128,225, bearing an interest rate of 5% per annum, compounded quarterly, with the accrued interest and the principal due on March 31,2008, the maturity date. If the principal amount shall become due and payable prior to the maturity date (whether by acceleration or otherwise), accrued interest on the principal amount shall be also become due and payable on such earlier date.

      The promissory note is convertible into shares of the Company's common stock, anytime during the term of the promissory note, at the discretion of Kingsrich Development Limited, at the conversion rate of $0.13 per share. This conversion rate was based on the market price of the Company's stock at the time of this agreement.

      Guangzhou City View Bus Installation Company Limited is a company incorporated in the People's Republic of China which manufactures bus coaches for domestic sale and for export under the brand name of "EAGLE".

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.   SUBSEQUENT EVENTS (Continued)

      To assist in the acquisition, Citic Worldwide Limited ("Citic") was engaged as a consultant. The Company agreed to compensate Citic by issuing 800,000 shares of the Company's Common Stock to Citic.

      The results of the operations of Guangzhou City View Bus Installation Company Limited will be included with the results of the Company from March 13,2003. Assuming the transaction occurred on January 1, 2002, the Company's net sales, net loss, basic and diluted loss per share would have been $15,967,017, $2,609,576 and $0.05, respectively.

      The following unaudited proforma condensed balance sheet gives effect to the above stock purchase agreement, as if it occurred on December 31, 2002:

      PRO FORMA CONDENSED BALANCE SHEET AT DECEMBER 31, 2002



                                                          As          Pro Forma      Combined
                             Assets                    Reported      Adjustments     Pro Forma
                                                     ------------    ------------   ------------
     Current assets                                  $    452,813    $  6,836,544   $  7,289,357

     Property plant and equipment - net                   440,903       1,543,617      1,984,520

     Other assets                                         295,714          76,700        372,414
                                                     ------------    ------------   ------------

     Total assets                                    $  1,189,430    $  8,456,861   $  9,646,291
                                                     ============    ============   ============

          Liabilities and stockholders' deficiency


     Current liabilities                             $  4,131,874    $  8,373,478   $ 12,505,352

     Long term liabilities                                     --              --             --

     Stockholders' deficiency                          (2,942,444)         83,383     (2,859,061)
                                                     ------------    ------------   ------------

     Total liabilities and stockholders'
        Deficiency                                   $  1,189,430    $  8,456,861   $  9,646,291
                                                     ============    ============   ============

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.   SUBSEQUENT EVENTS (Continued)

      A civil proceedings in the People's Republic of China was commenced by Mr. Chun Fu Wang against Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. as the second Defendant arising from the dispute as to Patent No.ZI992112168. Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. filed a counterclaim against Mr. Wang for, among others, breach of duties and declaration of annulment of the Transfer of Patents and Licence to Use Patent agreements. The hearing of the proceedings will be on 9th May 2003.

      The Board of Directors was on February 24, 2003 granted 4,000,000 stock options to five directors, as follows: Mr. Chuquan Li, two million, and Mr. Albert Wong, Mr. Kuen Kwong Chan, Mr. Jikuan Li, and Mr. Wenzhi Zhuo, 500,000 stock options each, to purchase shares of common stock of Minghua Group International Holdings Limited at US $0.12 per share, from March 1, 2003 to February 28, 2004. During this period, they may choose to exercise the right of purchasing common stock or to waive the right no matter what the fair market stock price shall be at that time. Partial purchasing is allowed. But once the right is exercised, the amount of common stock purchased must not be sold within six months from the exercising date.


13.   NEW ACCOUNTING PRONOUNCEMENTS

      In   January   2003,   the  FASB   issued   Interpretation   No.  46  (FIN
      46),"Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities ("VIE"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For VIE created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




13.   NEW ACCOUNTING PRONOUNCEMENTS (Continued)

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company does not intend to adopt the provisions of SFAS No. 123, the Company does not expect the transition provisions of SFAS No. 148 to have a material effect on its results of operations or financial condition.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a roll forward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002.

      The disclosure provisions of FIN 45 are effective for financial statements of interim periods or annual periods ending after December 15, 2002. The Company is currently in the process of evaluating the potential impact that the adoption of the recognition provisions of FIN 45 will have on its consolidated financial position and results of operations.