Form 10QSB
period 2003-03-31
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2003-05-20
CIK 1010566

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                     FORM 10

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to ______.

                        Commission file number: 000-30183

                    MINGHUA GROUP INTERNATIONAL HOLDINGS LTD.

         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              New York                              134025362
  ------------------------------              -------------------------
  (State or Other Jurisdiction of                   (IRS Employer
   Incorporation or organization)                 Identification No.)


                  54 Pine Street, Suite 3, New York New York 10005
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                  212-809-8009

                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2003, there were 51,996,221 shares of common stock issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1 FINANCIAL STATEMENTS
                                                          PAGE NO.

CONDENSED CONSOLIDATED BALANCE SHEET                          2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS               3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS               4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    5

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
       OPERATIONS AND FINANCIAL CONDITION                    19

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                           23

ITEM 4 CONTROLS AND PROCEDURES                               23

                                     PART II
                               OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5 OTHER INFORMATION                                     23

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K                     23

SIGNATURES                                                   24

CERTIFICATI




                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                 March 31,
                                                                                  2 0 0 3
                                                                                  -------
                                     ASSETS
Current assets
     Cash and cash equivalents                                                  $     28,697
     Deposit on pending acquisition of subsidiary                                    967,585
     Prepaid expenses and other current assets                                       225,843
                                                                                ------------
           Total current assets                                                    1,222,125
                                                                                ------------
Property, plant and equipment - at cost                                              654,306
     Less: accumulated depreciation                                                 (233,982)
                                                                                ------------
                                                                                     420,324
Intangible asset - net
     Patent rights                                                                   295,714
                                                                                ------------
           Total assets                                                         $  1,938,163
                                                                                ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Note payable - bank                                                        $    649,492
     Accrued liabilities                                                           1,024,491
     Due to stockholder                                                               99,756
                                                                                ------------
           Total current liabilities                                               1,773,739
                                                                                ------------
Long-term debt
     Note payable                                                                  3,128,225
                                                                                ------------
            Total liabilities                                                      4,901,964
                                                                                ------------
Commitments and contingencies
Stockholders' deficiency
     Common stock                                                                    519,962
     Additional paid in capital                                                   11,657,132
     Deficit accumulated during the development stage                            (15,066,334)
                                                                                ------------
                                                                                  (2,889,240)
     Stock subscription receivable                                                   (74,561)
                                                                                ------------
           Total stockholders' deficiency                                         (2,963,801)
                                                                                ------------
           Total liabilities and stockholders' deficiency                       $  1,938,163
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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                                             Cumulative Amounts
                                                                                                    Since
                                                                   Three Months Ended             Inception,
                                                                        March 31,              June 4, 1997 to
                                                                ----------------------------       March 31,
                                                                  2 0 0 3           2 0 0 2        2 0 0 3
                                                                ------------    ------------    ------------

Cost and expenses
   General and administrative expenses                          $    307,100    $    624,675    $  6,536,962
   Research and development costs                                       --            12,000       8,775,729
                                                                ------------    ------------    ------------
Operating loss                                                      (307,100)       (636,675)    (15,312,691)

Other income (expense)
  Consultancy fees                                                   115,385            --           411,933
  Interest expense                                                   (11,318)         (9,920)       (165,576)
                                                                ------------    ------------    ------------
     Net loss                                                   $   (203,033)   $   (646,595)   $(15,066,334)
                                                                ============    ============    ============
Net loss per share of common stock (basic
     and diluted)                                               $       (.01)   $       (.01)
                                                                ============    ============
 Weighted  average  number of common stock shares used in per share calculation (basic and diluted)
                                                                  50,499,074      48,634,877


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                              Cumulative Amounts
                                                                                                     Since
                                                                Three Months Ended                 Inception,
                                                                     March 31,                  June 4, 1997 to
                                                             ----------------------------           March 31,
                                                               2 0 0 3           2 0 0 2            2 0 0 3
                                                             ------------    ------------        ------------
Cash flows from operating activities
     Net cash provided by (used in)
         operating activities**                            $    16,835         $  (160,261)      $(3,572,541)
                                                           -----------         -----------       -----------
Cash flows from investing activities
     Reorganization - net of cash acquired                        --                  --            (320,579)
     Purchase of patent rights                                    --                  --            (295,714)
     Purchases of property and equipment                          --              (156,136)         (920,739)
                                                           -----------         -----------       -----------
     Net cash used in investing activities                        --              (156,136)       (1,537,032)
                                                           -----------         -----------       -----------
Cash flows from financing activities*
     Due to stockholders and related parties - net                --               336,108         1,944,641
     Proceeds from issuance of common stock**                     --                  --           3,544,137
     Dividend paid                                                --                  --          (1,000,000)
     Notes payable - bank - net                                  5,436                --             649,492
                                                           -----------         -----------       -----------
     Net cash provided by (used in)
         financing activities                                    5,436             336,108         5,138,270
                                                           -----------         -----------       -----------
Net increase in cash                                            22,271              19,711            28,697
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  6,426              34,055              --
                                                           -----------         -----------       -----------
Cash and cash equivalents - end of period                  $    28,697         $    53,766       $    28,697
                                                           ===========         ===========       ===========


Non-cash transactions:

*On March 17, 2003, the Company borrowed $3,128,225 by signing a promissory note due March 31, 2008. The proceeds from the note were disbursed directly by the note holder, for the Company's deposit on its pending acquisition of a subsidiary, $967,585, was shown on the accompanying balance sheet at March 31, 2003. The balance of the note was paid directly to the Company's Chairman and major stockholder and certain accounts payable and accrued liabilities that combined totaled $2,160,640.

**In non-cash transactions, the Company issued 1,513,969 shares of common stock for $.12/share on March 31, 2003, to settle debts with third party vendors and pay off $181,676 of a loan payable to its former President.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

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

     During the quarter ended March 31, 2003, the Company's liquidity and financial position has deteriorated with current liabilities exceeding current assets by $551,614.

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

     TECHNOLOGY

     Minghua China is the owner of patented technology ("Technology") relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system. Minghua China produced a prototype hybrid vehicle ("Minghua Hybrid Vehicle") in 2000 and will initially attempt to sell the Minghua Hybrid Vehicle to the public transportation market in China. Minghua China has not made any sales of Minghua Hybrid Vehicles to date. All manufacturing by Minghua China of the Minghua Hybrid Vehicle will be done in China. The Company is currently awaiting approval from the Chinese government for its planned acquisition of the Guangzhou City View Bus Installation Company Limited ("Eagle") who will manufacture the vehicles. The Company's future intent is not to export vehicles but to license its technology in other countries.

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

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements for all periods presented, include the financial statements of Minghua USA, Acquisition Corp., Minghua Hong Kong, Keytop Holdings Limited, ("Key Top"), Minghua China, Top Team
     Holdings Ltd. (B.V.I) ("Top Team") and Ming Hua Environmental Protection Science and Technology Limited ("Minghua Science"). The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

     The Company has determined The Peoples Republic of China Chinese Yuan Renminbi to be the functional currency of Minghua China. There were no material gains or losses recognized as a result of translating foreign currencies to the U.S. dollars due to the stability of the currency. No assurance however, can be given as to the future valuation of the foreign currencies and how further movements in the foreign currencies could affect future earnings of the Company.

     The balance sheets of Minghua Hong Kong and Minghua China were translated at period end exchange rates. All of the Company's material long-lived assets are located in the People's Republic of China, at March 31, 2003. Expenses were translated at exchange rates in effect during the year, substantially the same as the period end rates.

     MINORITY INTEREST IN SUBSIDIARIES

     The Company records minority interest, which reflects the portion of the earnings of Minghua China, which are applicable to Minghua Investment (15% March 31, 2003), which is controlled by Mr. Chuquan Li. The stockholders are not required to fund the Company's deficit, therefore, no minority interest in subsidiary was recorded at March 31, 2003. See also note 3 relating to Minority Interest.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     PROPERTY AND EQUIPMENT

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


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

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INTANGIBLE ASSET (Continued)

     Components of the caption Intangible Assets - net in the consolidated balance sheets at March 31, 2003 consisted of:

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

     ADVERTISING COSTS

     All costs associated with advertising and promoting the buses are expensed in the period incurred. Advertising expense was $667 and $1,519 for the three months ended March 31, 2003 and 2002, respectively.

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

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     RESEARCH AND DEVELOPMENT COSTS

     Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the three months ended March 31, 2003 and 2002 were $-0- and $12,000, respectively.

     RELATED PARTY AND STOCKHOLDERS' LOANS

     The  caption  "Due  to   Stockholders"   are  loans  that  are   unsecured,
     non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

     During the quarter ended March 31, 2003, the Company provided consultancy services to Minghua Real Estate at the request of its stockholder Mr. Chuquan Li, in the amount of $115,385. The receivable for these services is included in amounts payable as "Due to Stockholders."

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

      The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                          --------------------------------------
                                                              2003                 2002
                                                              ----                 ----
NUMERATOR FOR BASIC AND DILUTED LPS
                  Net loss to common shareholders         $   203,033          $    646,595
                                                          ===========          ============

DENOMINATOR FOR BASIC AND DILUTED LPS
          Weighted average shares of common stock
              outstanding                                  50,499,074            48,634,877
                                                          ===========          ============

LPS - Basic and diluted                                   $      (.01)         $       (.01)
                                                          ===========          ============


      No dilution resulted from the employee stock options outstanding at March 31, 2003 and 2002 because of the net loss.

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

      COMPREHENSIVE LOSS

      The Company, under SFAS No. 130, is required to report the changes in shareholders' equity from all sources during the period, including foreign currency translation adjustments. The amounts of foreign currency translation gain or loss for the three months ended March 31, 2003 and 2002 were not material.

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

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

3. ACQUISITION OF A SUBSIDIARY (Continued)

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

6. COMMITMENTS AND CONTINGENCIES

      PENDING ACQUISITION OF BUS MANUFACTURER

      On March 13, 2003, Ming Hua Science, a company incorporated in Hong Kong owned by Top Team, a BVI limited company wholly owned by Minghua Hong Kong, entered into a stock purchase agreement for the purchase of 89.8 % ownership of Guangzhou City View Bus Installation Company Limited. Ming Hua Science paid as a deposit $967,585 and issued 4,300 shares (43%) of the total authorized shares of Ming Hua Science to Mr. Kok Sin Keung. The acquisition is currently pending formal approval from the State Administration for Industry and Commerce of the People's Republic of China and legal title and control has not yet transferred to Ming Hua Science.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



6. COMMITMENTS AND CONTINGENCIES (Continued)

      PENDING PURCHASE OF BUS MANUFACTURER (Continued)

      To finance the acquisition of the Guangzhou City View Bus Installation Company Limited Company, repay a stockholder loan from the Company's Chairman and pay other various accounts payable and accrued expenses, Kingsrich Development Limited, a BVI limited company loaned the Company $3,128,225. The Company signed a promissory note, dated March 17, 2003, in the sum of $3,128,225, bearing an interest rate of 5% per annum, compounded quarterly, with the accrued interest and the principal due on March 31, 2008, the maturity date, and repay other various accounts payable and accrued expenses. If the principal amount shall become due and payable prior to the maturity date (whether by acceleration or otherwise), accrued interest on the principal amount shall be also become due and payable on such earlier date. After deducting the amount paid for the bus company, the balance of the loan proceeds in the amount of $2,160,640 were paid to the Company's Chairman to satisfy past outstanding loans to the Company which he had personally financed, and to pay other various accounts payable and accrued expenses.

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

      To assist in the acquisition, Citic Worldwide Limited ("Citic") was engaged as a consultant. The Company agreed to compensate Citic by issuing 800,000 shares of the Company's common stock to Citic. Included in general and administrative expenses is $104,000 for the quarter ended March 31, 2003 for compensation to Citic.

      The results of the operations of Guangzhou City View Bus Installation Company Limited will be included with the results of the Company after the purchase is finalized and approval from the Chinese government is received.

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

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES (Continued)

      LITIGATION (Continued)

     A civil proceeding in the People's Republic of China was commenced by Mr. Chun Fu Wang against Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. as the second Defendant arising from the dispute as to Patent No.ZI992112168. Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. filed a counterclaim against Mr. Wang for, among others, breach of duties and declaration of annulment of the Transfer of Patents and License to Use Patent agreements.


7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

8. COMMON STOCK

      The Company's capital structure as of March 31, 2003 was as follows:

             Common stock - par value:
              $.01 per share
                  Authorized              -  200,000,000  shares
                  issued and outstanding  -   51,996,221  shares

      The Company has agreements with some of the stockholders that contain restrictions on the transfer and other disposition of the stock.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

9. NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

            Results of Operations

THE FOLLOWING  DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF
OPERATIONS   SHOULD  BE  READ  IN  CONJUNCTION  WITH  OUR  UNAUDITED   CONDENSED
CONSOLIDATED STATEMENTS AND THE NOTES THERETO.

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

RECENT DEVELOPMENTS

Since April 30, 2002, Albert Wong has served as Chief Executive Officer, President, Secretary and Treasurer of the Company Since October 16, 2002, he has also served as a director. Mr. Wong, age 50, is a Canadian national and a qualified professional accountant and registered financial planner with various related professional designations. For the past 5 years, Mr. Wong worked for Charise Financial Consultants Limited, a corporate financial planning company, as its Managing Director and Chief Executive Officer. Mr. Wong entered into an employment agreement with the Minghua USA upon being appointed as Chief Executive Officer. Upon expiry of the said employment agreement on April 9, 2003, Mr. Wong has became a permanent employee of the Company. Mr. Wong will receive monthly compensation under the agreement equal to HK$20,000 (approximately US$2,564) and will be reimbursed for any expenses that he incurs on behalf of Minghua USA. In addition, on October 16, 2002, the Board of Directors agreed to issue 500,000 shares of Minghua USA's common stock to Mr. Wong.

GUANGZHOU CITY VIEW BUS INSTALLATION COMPANY LIMITED

On March 13, 2003, Minghua Environmental Protection Science and Technology Limited, a limited company incorporated in Hong Kong with 57% of its shares held by Top Team Holdings Limited, a British Virgin Island limited company wholly owned by the Company's wholly owned subsidiary, Minghua Group Hong Kong, entered into an agreement with Good View Bus Manufacturing (Holdings) Company Limited and Eagle Bus Development Limited, both limited companies incorporated in Hong Kong and Mr. Kok Sin Keung for the purchase of 89.8 % ownership of Guangzhou City View Bus Installation Company Limited. The said acquisition is currently pending formal approval from the State Administration for Industry and Commerce of the People's Republic of China.

Ming Hua Environment Protection Science and Technology Limited paid RMB 2,000,000.00 (US$ 241,896.00) to Good View for its 23.8% ownership interest and RMB 6,000,000.00 (US$ 725,689.00) to Eagle for its 66% ownership interest, and issued 43% of the total authorized shares of Ming Hua Environmental Protection Science and Technology Limited to Mr. Kok Sin Keung.

The Company borrowed RMB 14,382,961.42 (US$  1,739,594.00) and  HK$10,831,321.05
(US$ 1,388,631.00 ) from Kingsrich Development Limited, a British Virgin Island company owned by Mr. Li Guang Lian, an independent investor to finance the acquisition of Guangzhou City View Bus Installation Company Limited, the operation of the Company in 2002 and for repayment of stockholders' loan to Li Chuquan, the Chairman of the Board of Directors to reduce the debts due to stockholder. In order to settle the loan amount and the acquisition of Guangzhou City View Bus Installation Company Limited, the Company has signed a loan agreement dated March 17, 2003 in the sum of US$3,128,225 at the interest rate of 5% per annum. The due date of the said loan is March 18, 2008.

The Guangzhou City View Bus Installation Co., Ltd was founded in December 1993 as a joint venture between Goodview Holdings Limited and the Public Automobile No.2 Company of Guangzhou and is dedicated to the production of luxury coaches of the EAGLE series.

The main business activities include design, sale, maintenance and production of coaches for domestic sale and assembly of coaches for export with annual production capabilities reaching 2,000 coaches.

The EAGLE series of coaches produced by the Guangzhou City View Bus Installation Co. Ltd are characterized by their reliable construction, modern outlook and use of high tensile aluminum alloy for bodywork which is assembled by riveting. The mounting of the seats and fitting of glass windows employ new technology in the industry.

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

The Guangzhou City View Bus Installation Co. Ltd also performs body rebuilding work for bus companies in Hong Kong, like The Kowloon Motor Bus Company (1933) Limited and New World First Bus Services Limited.

The Guangzhou City View Bus Installation Co. Ltd is the first production plant in the People's Republic of China to have used the advanced technology of aluminum alloy for bodywork with original designs and domestic materials. Its first plant was located in Guangzhou. In 1995, a new plant was built in the nearby Zhucun Town.

Since its founding, the Guangzhou City View Bus Installation Co. Ltd has pledged to expand the market for luxury coaches using domestic material and original designs for chassis for export.

To assist the acquisition, Citic Worldwide Limited was engaged as a consultant to advise. The Company agreed to compensate Citic by issuing 800,000 shares of Common Stock to Citic. The acquisition is still pending for the approval the State Administration for Industry and Commerce of the People's Republic of China and the expected completion date is no later than September 2003.

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

In order to effect its 5-year business plan, Minghua must raise approximately $1 billion. Any discussion of our Plan of Operation regarding capital investments assumes that we will be able to raise enough capital to effect such capital investments. No assurance can be given that we will be able to raise capital for such investments. To date, we have not been able to raise any significant amount of capital through the private placement of our securities or otherwise.

To finance the acquisition of Guangzhou City View Bus Installation Company Limited and the operation of the Company in 2002 and the repayment of the stockholders' loan, Kingsrich Development Limited, a British Virgin Island company owned by Mr. Li Guang Lian, an independent investor, contributed RMB 14,382,961.42 (US$ 1,739,594.00) and HK$10,831,321.05 (US$ 1,388,631.00 ) to the
Company up to March 17, 2003. In order to settle the loan amount, the Company has signed a loan agreement dated March 17, 2003 in the sum of US$3,128,225 at the interest rate of 5% per annum. The due date of the said loan is March 18, 2008.

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

If we raise sufficient capital to fund our business plan, we would make initial capital investments to develop the factory and increase the production capacity in The Guangzhou City View Bus Installation Co. Ltd

Currently, we conduct our operations from our Shenzhen office where general administration and research activities are carried out.

We were supposed to deliver 110 vehicles pursuant to non-binding signed letters of intent. Due to our failure to raise sufficient capital to produce these vehicles, the letter of intent was cancelled.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we were a company with minimal assets, liabilities and expenses that were financed primarily through stockholder loans.

We raised $1,500,000 in April 2001 through the sale of 7,500,000 shares of our common stock in a private placement. Of this amount, $1,000,000 was used to pay a portion of the purchase price relating to the acquisition of Ming Hua Group International Holding (Hong Kong) Limited. This acquisition closed on June 22, 2001. During the period from July 23, 2001 through December 31, 2001, we raised an additional $967,000 for working capital purposes through the private placement of 483,500 shares of our common stock.

On December 31, 2002, we had total assets of $1,189,430.00 which increased to $1,938,163 on March 31, 2003 which was mainly attributed to the pending acquisition of Guangzhou City View Bus Installation Company Limited.

Our  existing  cash,  cash  equivalents  and  short-term   investments  are  not
sufficient to fund our current or planned operations. We immediately require additional capital in order to sustain our current operations.

The amount of debt due to stockholders was 1,320,285.00 at March 31, 2002 and 99,756.00 at March 31, 2003. Additional stockholder loans or financing from other sources will be required for us to continue our current operations.

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

FORWARD LOOKING STATEMENT

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.        CONTROLS AND PROCEDURES

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

None/Not Applicable

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.       OTHER INFORMATION

None/Not Applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B

     Exhibit 99A    Certification  of the Chief Executive  Officer and the Chief
                    Financial   Officer   pursuant   to   Section   302  of  the
                    Sarbanes-Oxley Act of 2002

     Exhibit 99B    Certification  of the Chief Executive  Officer and the Chief
                    Financial   Officer   pursuant   to   Section   906  of  the
                    Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K for this period

                    Current Report on Form 8-K, filed April 1, 2003 for an event of March 24, 2003. This 8-K relates to the resignation of Livingston, Wachtell & Co., LLP the independent accountants that were previously engaged as the principal accountant to audit the Company's financial statements, because of the continuing health hazard from severe acute respiratory syndrome (SARS) in Hong Kong and People's Republic of China at the time.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MINGHUA GROUP INTERNATIONAL
                                    HOLDINGS LIMITED
Date: May 20, 2002

                          By: /s/  Albert Wong

                              ----------------------------------
                                   Name:  Albert Wong
                                   Title:  Director, Chief Executive Officer