Form 10QSB
period 2003-06-30
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2003-08-28
CIK 1010566

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                          Commission File No. 000-30183

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)



              NEW YORK                                   13-4025362
    ------------------------------                -----------------------
   (State or other jurisdiction of               (I.R.S. Empl. Ident. No.)
    incorporation or organization)

                          Guangdong Bian Fang Building
                                   10th Floor
                                   Fujing Road
                        Futian District, Shenzhen, 518033
                           People's Republic of China
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               +86-13-902-919-295
               --------------------------------------------------
                           (Issuer's telephone number)

                   54 Pine Street, Suite 3, New York, NY 10005
-------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

         The number of shares outstanding of each of the issuer's classes of common equity, as of August 19, 2003 are as follows:


      Class of Securities                             Shares Outstanding
   --------------------------                  -------------------------------
  Common Stock, $0.01 par value                             51,996,221

Transitional Small Business Disclosure Format (check one):  Yes ___   No X

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 1.     FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                   June 30,
                                                                                   2 0 0 3
                                                                                ------------
                                     Assets
                                     ------
Current assets
     Cash and cash equivalents                                                  $     28,505
     Deposit on pending acquisition of subsidiary                                    967,585
     Prepaid expenses and other current assets                                       248,389
                                                                                ------------
           Total current assets                                                    1,244,479
                                                                                ------------
Property, plant and equipment - at cost                                              654,306
     Less: accumulated depreciation                                                 (252,975)
                                                                                ------------
                                                                                     401,331
                                                                                ------------
Intangible asset - net
     Patent rights                                                                   295,714
                                                                                ------------
           Total assets                                                         $  1,941,524
                                                                                ============
                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities
     Note payable - bank                                                        $    649,492
     Accrued liabilities                                                           1,252,401
     Due to stockholders                                                             106,271
                                                                                ------------
           Total current liabilities                                               2,008,164
                                                                                ------------
Long-term debt
     Convertible promissory note payable                                           3,128,225

            Total liabilities                                                      5,136,389
                                                                                ------------
Commitments and contingencies

Stockholders' deficiency
     Common stock                                                                    519,962
     Additional paid in capital                                                   11,657,132
     Deficit accumulated during the development stage                            (15,297,398)
                                                                                ------------
                                                                                  (3,120,304)
     Stock subscription receivable                                                   (74,561)
                                                                                ------------
           Total stockholders' deficiency                                         (3,194,865)
                                                                                ------------
           Total liabilities and stockholders' deficiency                       $  1,941,524
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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                          Cumulative Amounts
                                                                                                           Since Inception,
                                                   Six Months Ended              Three Months Ended         June 4,1997 To
                                                       June 30,                       June 30,                 June 30,
                                                 2 0 0 3        2 0 0 2         2 0 0 3         2 0 0 2         2 0 0 3
                                              -------------   ---- -------    ------------    ------------    ------------
Cost and expenses
   General and administrative
       expenses                               $    521,810    $  1,050,869    $    214,710    $    426,194    $  6,751,672
   Research and development costs
                                                         -          12,000               -               -       8,775,729
                                              ------------    ------------    ------------    ------------    ------------
Operating loss                                    (521,810)     (1,062,869)       (214,710)       (426,194)    (15,527,401)

Other income (expense)
  Consultancy fees                                 115,385               -               -               -         411,933
  Interest expense                                 (27,672)        (28,870)        (16,354)        (18,950)       (181,930)
                                              ------------    ------------    ------------    ------------    ------------
     Net loss                                 $   (434,097)   $ (1,091,739)   $   (231,064)   $   (445,144)   $(15,297,398)
                                              ============    ============    ============    ============    ============
   Net  loss per  share  of  common
       stock (basic and diluted)              $       (.01)   $       (.02)   $       (.00)   $       (.01)
                                              ============    ============    ============    ============
 Weighted  average  number of common  stock
     shares  used in per share  calculation
     (basic and diluted)
                                                51,247,647      48,739,007      51,996,221      48,841,942
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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                Cumulative
                                                                                               Amounts Since
                                                                                                 Inception
                                                                                              June 4, 1997 To
                                                                 Six Months Ended June 30,       June 30,
                                                               2 0 0 3          2 0 0 2           2 0 0 3
                                                               -------          -------       --------------
Cash flows from operating activities
     Net cash provided by (used in) operating activities   $       10,128   $     (211,101)   $   (3,579,248)
                                                           --------------   --------------    --------------
Cash flows from investing activities
     Reorganization - net of cash acquired                              -                -          (320,579)
     Purchase of patent rights                                          -                -          (295,714)
     Purchases of property and equipment                                -         (171,883)         (920,739)
                                                           --------------   --------------    --------------
     Net cash used in investing activities                              -         (171,883)       (1,537,032)
                                                           --------------   --------------    --------------
Cash flows from financing activities
     Due to stockholders and related parties - net*                 6,515          405,371         1,951,156
     Proceeds from issuance of common stock**                           -                -         3,544,137
     Dividend paid                                                      -                -        (1,000,000)
     Notes payable - bank - net                                     5,436                -           649,492
                                                           --------------   --------------    --------------
     Net cash provided by financing activities                     11,951          405,371         5,144,785
                                                           --------------   --------------    --------------
Net increase in cash and cash equivalents                          22,079           22,387            28,505

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     6,426           34,055                 -
                                                           --------------   --------------    --------------
Cash and cash equivalents - end of period                  $       28,505   $       56,442    $       28,505
                                                           ==============   ==============    ==============

Non-cash transactions:

*On March 17, 2003, the Company borrowed $3,128,225 by signing a promissory note due March 31, 2008. The proceeds from the note were disbursed directly by the note holder, for the Company's deposit on its pending acquisition of a subsidiary in the amount of $967,585, which is reflected on the accompanying balance sheet at June 30, 2003. The balance of the note was paid directly to the Company's Chairman and major stockholder, certain other accounts payable, and accrued liabilities that combined totaled $2,160,640.

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

1.   BUSINESS DESCRIPTION AND ORGANIZATION

     The  consolidated  financial  statements  of  Minghua  Group  International
     Holdings Limited ("Minghua USA"), include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries, collectively the ("Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

     LIQUIDITY AND FINANCIAL CONDITION

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

     During the six months ended June 30, 2003, the Company's liquidity and financial position has deteriorated with current liabilities exceeding current assets by $763,685.

     Presently the Company's primary source of working capital is from its majority stockholder who is also Chairman of the Board of Directors ("major stockholder"). The major stockholder has engaged in discussions with various financial institutions to obtain additional financing for the Company. There can be no assurance, however, that additional financing or additional investments in the Company's equity will be made by the major stockholder, financial institutions or other investors. Immediate additional working capital is needed to sustain the Company's current operations.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





1.   BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

     TECHNOLOGY

     Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. ("Minghua China") is the owner of patented technology ("Technology") relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system. Minghua China produced a prototype hybrid vehicle ("Minghua Hybrid Vehicle") in 2000 and will initially attempt to sell the Minghua Hybrid Vehicle to the public transportation market in China.
     Minghua China has not made any sales of Minghua Hybrid Vehicles to date. All manufacturing by Minghua China of the Minghua Hybrid Vehicle will be done in China. The Company is currently awaiting approval from the Chinese government for its planned acquisition of the Guangzhou City View Bus Installation Company Limited who will manufacture the vehicles (refer to Footnote 5). The Company's future intent is not to export vehicles but to license its technology in other countries.

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

     CONTROL BY PRINCIPAL STOCKHOLDERS

     The major stockholder, directors, executive officers and their affiliates own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the major stockholder, directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of Minghua USA and the dissolution, merger or sale of the Company's assets.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements for all periods presented, include the financial statements of Minghua USA, Minghua Acquisition Corp., Minghua Group International Holding (Hong Kong) Limited ("Minghua Hong Kong"), Keytop Holdings Limited, Minghua China, Top Team Holdings Ltd. (B.V.I) and Ming Hua Environmental Protection Science and Technology Limited ("Ming Hua Science"). The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION (Continued)

     The Company has determined The Peoples Republic of China Chinese Yuan Renminbi, to be the functional currency of Minghua China. There were no material gains or losses recognized as a result of translating foreign currencies to the U.S. dollars due to the stability of the currency. No assurance however, can be given as to the future valuation of the foreign currencies and how further movements in the foreign currencies could affect future earnings of the Company.

     The balance sheets of all foreign subsidiaries were translated at period end exchange rates. All of the Company's material long-lived assets are located in the People's Republic of China, at June 30, 2003. Expenses were translated at exchange rates in effect during the year, substantially the same as the period end rates.

     MINORITY INTEREST IN SUBSIDIARIES

     The Company records minority interest, which reflects the portion of the earnings of Minghua China, which are applicable to Minghua Real Estate (Shenzhen) Ltd. ("Minghua Real Estate") (15% at June 30, 2003), which is controlled by the major stockholder. The stockholders are not required to fund the Company's deficit, therefore, no minority interest in subsidiary was recorded at June 30, 2003.

     RELATED PARTY AND STOCKHOLDERS' LOANS

     The  caption  "Due  to   Stockholders"   are  loans  that  are   unsecured,
     non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

     During the six months ended June 30, 2003, the Company provided consultancy services to Minghua Real Estate at the request of its major stockholder, in the amount of $115,385. The receivable for these services was recorded as an offset against the major stockholder's loan and included in "Due to Stockholders."

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

     LOSS PER SHARE (Continued)

     The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:


                                                                        Six months ended
                                                                             June 30,
                                                               ------------------------------------
                                                                      2003                 2002
                                                               --------------      ----------------
NUMERATOR FOR BASIC AND DILUTED LPS
                  Net loss to common shareholders              $    (434,097)      $     (1,091,739)
                                                               ==============      ================
DENOMINATOR FOR BASIC AND DILUTED LPS
          Weighted average shares of common stock
              outstanding                                         51,247,647             48,739,007
                                                               ==============      ================

LPS - Basic and diluted                                        $        (.01)      $           (.02)
                                                               ==============      ================

     No dilution resulted from the employee stock options outstanding at June 30, 2003 and 2002 because of the net loss.

     EQUITY BASED COMPENSATION

     At June 30, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 3. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under and outside of the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                  Six months ended           Three months ended
                                                       June 30,                     June 30,
                                             --------------------------    --------------------------
                                                  2003          2002            2003           2002
                                             -----------    -----------    -----------    -----------
Net loss, as reported                        $  (434,097)   $(1,091,739)   $  (231,064)   $  (445,144)
  Deduct: total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects          (648,975)      (582,308)      (341,154)      (291,154)
                                             -----------    -----------    -----------    -----------

Pro forma net loss                           $(1,083,072)   $(1,674,047)   $  (572,218)   $  (736,298)
                                             ===========    ===========    ===========    ============
Net loss per share:
    Basic and diluted - as reported          $      (.01)   $      (.02)   $      (.00)   $      (.01)
    Basic and diluted - pro forma            $      (.02)   $      (.03)   $      (.01)   $      (.02)
                                             ===========    ===========    ===========    ============

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   STOCK OPTION PLAN

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

     The exercise price of incentive stock options must not be less than the fair value of the common stock on the date of the grant. The authority to grant new options under the Plan will terminate on April 5, 2011, unless the Plan is terminated prior to that time by the board of directors. There were 2,000,000 options outstanding at December 31, 2002.

     On February 24, 2003, the Company granted an additional 4,000,000 of common stock options to five directors to purchase shares of common stock of Minghua USA at $0.12 per share. All these option grants can be exercised from March 1, 2003 to February 28, 2004. During this period the directors may choose to exercise the right of purchasing common stock at $0.12 per share or to waive the right no matter what the fair market stock price shall be at that time. Partial purchasing of shares is allowed. However, once the right is exercised the amount of common stock purchased cannot be sold within six months from the exercise date. As of June 30, 2003, no options have been exercised or waived.

4.   INCOME TAXES

     There are net operating loss carryforwards allowed under the Hong Kong and Chinese governments' tax systems. In China, the previous five years net operating losses are allowed to be carryforward to offset future taxable income. In Hong Kong, net operating losses can be carried forward indefinitely to offset future taxable income. The Company had available at June 30 2003, $14,423,982 of unused operating loss carryforwards. A deferred tax asset had not been recognized due to the uncertainty of the Company having future taxable profits. Minghua China withholds and pays income taxes on its employees' wages, which funds the Chinese government's sponsored health and retirement programs of all Minghua China employees.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   COMMITMENTS AND CONTINGENCIES

     PENDING ACQUISITION OF BUS MANUFACTURER

     On March 13, 2003, Ming Hua Science, a company incorporated in Hong Kong owned by Top Team, a BVI limited company wholly owned by Minghua Hong Kong, entered into a stock purchase agreement for the purchase of 89.8 % ownership of Guangzhou City View Bus Installation Company Limited ("Guangzhou Bus Installation Company"). Guangzhou Bus Installation Company is a company incorporated in the People's Republic of China which manufactured bus coaches for domestic sale and for export under the brand name of "EAGLE". Ming Hua Science paid as a deposit $967,585 and issued 4,300 shares (43% interest) of the total authorized shares of Ming Hua Science to Mr. Kok Sin Keung. The acquisition is currently pending formal approval from the State Administration for Industry and Commerce of the People's Republic of China and legal title and control has not yet transferred to Ming Hua Science.

     To finance the acquisition of the Guangzhou Bus Installation Company, repay a loan from the major stockholder and pay other various accounts payable and accrued expenses, Kingsrich Development Limited, a BVI limited company loaned the Company $3,128,225. The Company signed a convertible promissory note, dated March 17, 2003, in the sum of $3,128,225, bearing an interest rate of 5% per annum, compounded quarterly, with the accrued interest and the principal due on March 31, 2008, the maturity date. If the principal amount shall become due and payable prior to the maturity date (whether by acceleration due to a default or mandatory prepayment event specified in the Note) or otherwise, accrued interest on the principal amount shall be also become due and payable on such earlier date. After deducting the deposit amount of $967,585 for the bus company, the balance of the loan proceeds in the amount of $2,160,640 were paid to the major stockholder to satisfy past outstanding loans made to the Company and to pay other various accounts payable and accrued expenses.

     The promissory note is convertible into shares of the Company's common stock, anytime during the term of the promissory note, at the discretion of Kingsrich Development Limited, at the conversion rate of $0.13 per share. This conversion rate was based on the market price of the Company's stock at the time of this agreement.

     To assist in the acquisition, Citic Worldwide Limited ("Citic") was engaged as a consultant. The Company agreed to compensate Citic by issuing 800,000 shares at $0.13 per share of the Company's common stock to Citic. Included in general and administrative expenses is $104,000 for the six months ended June 30, 2003 for accrued consulting fees to Citic.

     The results of the operations of Guangzhou Bus Installation Company will be included in the consolidated financial statements of the Company after the approval from the Chinese government is received, and the closing of this acquisition, which is subject to several conditions is completed. After the closing, Minghua USA will indirectly own 57% of Ming Hua Science, which in turn would directly own 89.8% of the Guangzhou Bus Installation Company.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



5.   COMMITMENTS AND CONTINGENCIES (Continued)

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

      LITIGATION

     A civil proceeding in the People's Republic of China was commenced by Mr. Chun Fu Wang against Minghua China as the second defendant arising from the dispute as to Patent No.ZI992112168. Minghua China filed a counterclaim against Mr. Wang for, among others, breach of duties and declaration of annulment of the Transfer of Patents and License to Use Patent agreements.


6.   COMMON STOCK

     The Company's capital structure as of June 30, 2003 was as follows:


         Common stock - par value:
         $.01 per share
            Authorized - 200,000,000 shares issued and
              outstanding  - 51,996,221 shares

     The Company has agreements with some of the stockholders that contain restrictions on the transfer and other disposition of the stock.

                           FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

ITEM 2.  PLAN OF OPERATION

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto.

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

         On April 27, 2001, we and our direct wholly-owned subsidiary, Minghua Acquisition Corp., a Delaware corporation, entered into a Stock Purchase Agreement with Mr. Li Chuquan and Mr. Chan Kuen Kwong relating to the purchase by Minghua Acquisition Corp. of all of the outstanding capital stock of Minghua Group International Holding (Hong Kong) Limited, a corporation existing under the laws of the Hong Kong Special Administrative Region of the Peoples Republic of China ("Minghua Hong Kong") for $1,000,000 and 28,000,000 shares of our common stock. The acquisition was consummated on June 22, 2001. Minghua Hong Kong then had, as its sole material asset, an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicles Co. Ltd, a corporation existing under the laws of the Peoples Republic of China ("Environmental Vehicle Company").

         Through our indirect subsidiary, the Environmental Vehicle Company, we have been focused on the development and commercialization of mass transit, hybrid electric vehicles, primarily buses, since June 22, 2003.

         We have patents relating to our technology in China, Germany, Hong Kong Special Administrative Region, Taiwan, Republic of Korea, Australia and Japan to-date. We are currently focusing on the local public transportation sector in China. We do not initially plan to export our hybrid vehicles directly to other countries due to prohibitive costs that may be incurred in order to adhere to various government regulations and tax levies. Instead, we plan to negotiate license agreements with manufacturers in other countries. These licensing agreements may provide us with the opportunity for global recognition and may facilitate the delivery of our state-of-the-art hybrid electric buses to the rest of the world.

         On March 13, 2003, our indirect wholly-owned subsidiary, Ming Hua Environmental Protection Science and Technology Limited, a Hong Kong limited company ("Minghua EPST"), entered into an agreement (the "Acquisition Agreement") with Good View Bus Manufacturing (Holdings) Company Limited, a Hong Kong limited company ("Good View"), Eagle Bus Development Limited, a Hong Kong limited company ("Eagle" and together with Good View, the "Sellers"), and Mr. Sin Keung Kok ("Mr. Kok"), relating to the acquisition of an 89.8% equity interest (the "Acquired Equity") in the Guangzhou City View Bus Installation Company, a People's Republic of China limited company (the "Guangzhou Bus Installation Company"). The Guangzhou Bus Installation Company manufactures motorcoaches for domestic sale in China and for export under the "Eagle" brand name.

         Pursuant to the Acquisition Agreement the Sellers will sell to Minghua EPST the Acquired Equity at the closing of the transactions contemplated by the Acquisition Agreement (the "Closing") and Minghua EPST will pay to the Sellers at the Closing cash in the aggregate amount of RMB 8,000,000 (approximately, US$967,585) and will issue to Mr. Kok at the Closing, in the aggregate, a 43% equity interest in Minghua EPST. The cash consideration payable by Minghua EPST will be distributed among the Sellers at the Closing as follows:

         o Good View will receive RMB 2,000,000 (approximately, US$241,896.00) for its 23.8% equity interest in the Guangzhou Bus Installation Company; and

         o Eagle will receive RMB 6,000,000 (approximately, US$725,689.00) for its 66% equity interest in the Guangzhou Bus Installation Company.

         At the Closing, therefore, we would indirectly own 57% of Minghua EPST, which in turn, would directly own 89.8% of the equity of the Guangzhou Bus Installation Company. The remaining 10.2% of the Guangzhou Bus Installation Company would continue to be held by Guangzhou Public Automobile No. 2 Company.

         The amount of the consideration payable at Closing by Minghua EPST was determined by the parties based upon the market value of the assets and business potential of Guangzhou Bus Installation Company.

         Minghua EPST deposited the cash consideration with the Sellers who are holding such cash consideration as a deposit pending the Closing. The Closing is subject to several conditions, including, without limitation, the satisfactory completion of due diligence by Minghua EPST, the approval of all of the stockholders of Guangzhou Bus Installation Company, and the receipt of all required approvals from governmental authorities in the People's Republic of China for the transfer of the Acquired Equity. The parties anticipate that the Closing will occur on September 30, 2003, however, the Closing date may be extended if the required approvals from governmental authorities in the People's

Republic of China have not been obtained. If the Closing does not occur due to any reason other than Minghua EPST's default, the Sellers are obligated to return the cash consideration currently held by them as a deposit.

         Citic Worldwide Ltd of Hong Kong provided us with consulting services in connection with our subsidiary's acquisition of the Guangzhou Bus Installation Company. In consideration for those services, we will issue Citic 800,000 shares of our common stock at the closing of the acquisition of the Acquired Equity.

         We loaned our indirect subsidiary, Minghua EPST, the aggregate RMB 8,000,000 (approximately, US$967,585) in cash consideration that will be needed to fund the acquisition of the Acquired Equity.

         We obtained the cash needed to acquire the Acquired Equity and additional cash that we used to pay off an outstanding stockholder loan through the issuance of convertible promissory notes to an accredited investor in reliance on the exemption provided by Regulation S under the Securities Act of 1933. On March 17, 2003 we entered into a loan agreement with Kingsrich Development Limited, a BVI corporation ("Kingsrich"), pursuant to which we issued to Kingsrich a convertible promissory note (the "Note") in the aggregate principal amount of US$3,128,225. The Note is due and payable on March 31, 2008 along with any accrued interest. Interest accrues on the Note at an annual rate of 5% compounded quarterly. The Note may be converted at any time prior to maturity into a number of shares of our common stock equal to the number obtained by dividing the aggregate amount of principal and accrued interest due under the Note at the time of conversion by $0.13. All amounts due under the Note will be accelerated upon the occurrence of the events of default and mandatory prepayment events specified in the Note, including, without limitation, our merger or consolidation with or into another entity that involves a change in control and the sale, lease or other disposition of all or substantially all of our assets or properties.

         As noted above, we loaned US$967,585 of the proceeds from the Kingsrich financing to our indirect wholly-owned subsidiary, Minghua EPST. Minghua EPST will use these funds to acquire the Acquired Equity at the Closing as described above. The remaining US$2,160,640 in proceeds from the Kingsrich financing was paid to our Chairman and significant stockholder, Chuquan Li, in repayment of outstanding loans previously made by Mr. Li to us.

         As a condition to obtaining the financing from Kingsrich, we granted Kingsrich registration rights relating to the shares of common stock underlying the Note and any other shares of common stock that they hold. The registration rights agreement granting such registration rights to Kingsrich obligates us, among other things, to use our reasonable best efforts to prepare and file with the Securities and Exchange Commission, within 45 days after the written demand by Kingsrich, a registration statement at our sole cost and expense so as to permit a public offering and resale of Kingsrich's common stock. We must also use our reasonable best efforts to cause the registration statement so filed to become effective within the earlier of 90 days of filing or five days after receiving written notice from the SEC that such registration statement has been cleared.

OUTLOOK / RISK FACTORS

         At our current funding level it will be very difficult, if not impossible, to effect our business plan. We do not have enough capital resources to continue our operations as they are currently conducted. We are relying on stockholder loans to continue operations and there can be no assurance that our stockholders will continue to fund our operations. If our stockholders do not continue funding our operations and we are unable to raise capital from other sources, we may be forced to scale down our operations or liquidate some or all of our assets.

         Any discussion of our Plan of Operation regarding capital investments assumes that we will be able to raise enough capital to effect such capital investments. No assurance can be given that we will be able to raise capital for such investments. To date, we have not been able to raise any significant amount of capital through the private placement of our securities or otherwise.

         In order for us to continue our operations, we will be required to raise funds through additional means, including (1) public or private placements of our securities; (2) additional stockholder or other loans or (3) licensing our technology. No assurance can be given that we will be successful in arranging any financing through any of these alternatives. Failure to obtain financing will require us to delay the implementation of our business plan or to substantially curtail our operations or liquidate in part or in whole and any of these actions will have a material adverse effect on us.

         If we raise sufficient capital to fund our business plan, we would make initial capital investments to develop the factory owned by the Guangzhou Bus Installation Company and to increase the production capacity of the factory. If we acquire the Guangzhou Bus Installation Company as contemplated by the Acquisition Agreement, we will control its factory and use the factory to manufacture our busses. To date, we have only manufactured prototypes of our busses. None of our busses are currently in commercial use and we have not received any revenue from the sale of our busses.

         In 2001 we entered into non-binding letters of intent relating to the delivery of 110 motorcoaches, however, since we don't have enough money to manufacture these coaches, the letters of intent were cancelled.

         Our business, financial condition and prospects are subject to a substantial degree of risk, including risks related to our ability to:

         o        successfully develop our products;

         o        obtain additional funds necessary to continue our operations;

         o        succeed despite our limited operating history;

         o obtain additional patents or other protections for our proprietary technology;

         o acquire a facility for the manufacturing of our motorcoaches or enter into arrangements with third parties to manufacture them;

         o        obtain necessary supplies;

         o        market and develop our products; and;

         o compete in the market place and prosper without being negatively affected by various economic, political and social influences that exist in China.

RESULTS OF OPERATIONS

Second Quarter 2003 - During the second fiscal quarter ended June 30, 2003, we incurred a net loss of $231,064. Expenses in the quarter related primarily to salaries, general legal and accounting costs and other general and administrative expenses.

Second Quarter 2002 - During the second fiscal quarter ended June 30, 2002, we incurred a net loss of $445,144. Expenses in the quarter related primarily to salaries, general legal and accounting costs and other general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         We had $28,505 in cash, cash equivalents and short-term investments as of June 30, 2003. As of such date we also had total assets of $1,941,524. Since inception, we have accumulated a deficit (net loss) of $15,297,398.

         Over the next twelve months we expect that we will need $500,000 to fund our current operations at a very minimal level without making any significant capital expenditures. Our existing current assets are not sufficient to fund our current or planned operations. We require additional capital immediately in order to sustain our current operations.

         The amount of debt due to stockholders was $106,271 at June 30, 2003 and $1,707,981 at December 31, 2002. The reduction in stockholder debt is the result of the payment by us of approximately US $1.6 million to our Chairman. This money was advanced by our chairman Chuquan Li, to fund the company's operations. We obtained the funds to repay him from the issuance of an aggregate US$3,128,225 in convertible promissory notes to Kingsrich. We loaned $967,585 of the proceeds received from the Kingsrich financing to our indirect subsidiary Minghua EPST in connection with that subsidiary's pending acquisition of the Guangzhou Bus Installation Company, with the remainder of the proceeds from the financing to pay off various trade accounts payable and accrued expenses. The $967,585 loaned to Minghua EPST is being held as a deposit by the Good View and Eagle, who are selling our subsidiary their equity in the Guangzhou Bus Installation Company. Additional stockholder loans or financing from other sources will be required for us to continue our current operations

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.           CONTROLS AND PROCEDURES

         Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Albert Wong, our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Wong concluded that as of June 30, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

         There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

10 Registration Rights Agreement, dated March 17, 2003, between us and Kingsrich Development Limited.

31 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

         Form 8-K, filed on April 15, 2003 to report an event of April 1, 2003, relating to the change of independent auditors from Livingston, Wachtell & Co., LLP to KND & Co., CPA Limited.

         Form 8-K/A, filed on April 21 for an event of April 1, 2003, amending the 8-K filed on April 15, 2003, relating to the change of independent auditors from Livingston, Wachtell & Co., LLP to KND & Co., CPA Limited.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 28, 2003

               MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED





               By:  /s/  Albert Wong
                  -------------------------------------
               Chief Executive Officer
               (Principal Executive Officer and Principal Financial or Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
No.               Description
---               -----------

10.1 Registration Rights Agreement, dated March 17, 2003, between us and Kingsrich Development Limited.

31 Certification of CEO and Treasurer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32       Certification of CEO and Treasurer furnished pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.