Form 10QSB
period 2003-09-30
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2003-12-02
CIK 1010566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                          Commission File No. 000-30183

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                  --------------------------------------------

        (Exact name of small business issuer as specified in its charter)


              NEW YORK                                   13-4025362
   -------------------------------               -------------------------
   (State or other jurisdiction of               (I.R.S. Empl. Ident. No.)
    incorporation or organization)

                          Guangdong Bian Fang Building
                                   10th Floor
                                   Fujing Road
                        Futian District, Shenzhen, 518033
                           People's Republic of China
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                               +86-13-902-919-295
               --------------------------------------------------
                           (Issuer's telephone number)


 -----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         The number of shares outstanding of each of the issuer's classes of common equity, as of October 20, 2003 are as follows:


      Class of Securities                          Shares Outstanding
-------------------------------                 ------------------------
 Common Stock, $0.01 par value                          53,507,709

Transitional Small Business Disclosure Format (check one):  Yes ___  No X

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                  September 30,
                                                                      2 0 0 3
                                                                      -------
                                     Assets
                                     ------
Current assets
     Cash and cash equivalents                                   $      30,213
     Prepaid expenses and other current assets                         290,326
                                                                 -------------

           Total current assets                                        320,539
                                                                 -------------

Property, plant and equipment - at cost                                607,259
     Less: accumulated depreciation                                   (239,514)
                                                                 -------------

                                                                       367,745
                                                                 -------------
Other assets
     Deposits on pending acquisitions of companies                   1,088,585
     Patent rights                                                     295,714
                                                                 -------------

                                                                     1,384,299
                                                                 -------------

           Total assets                                          $   2,072,583
                                                                 =============

                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------
Current liabilities
     Note payable - bank                                         $     649,492
     Accrued liabilities                                             1,388,531
     Due to stockholders                                                26,025
                                                                 -------------

           Total current liabilities                                 2,064,048
                                                                 -------------
Long-term debt
     Convertible promissory note payable                             3,128,225
                                                                 -------------

            Total liabilities                                        5,192,273
                                                                 -------------
Commitments and contingencies

Stockholders' deficiency
     Common stock                                                      535,077
     Additional paid in capital                                     12,246,612
     Deficit accumulated during the development stage              (15,706,016)
                                                                 -------------

                                                                    (2,924,327)
     Stock subscription receivable                                    (195,363)
                                                                 -------------

           Total stockholders' deficiency                           (3,119,690)
                                                                 -------------

           Total liabilities and stockholders' deficiency        $   2,072,583
                                                                 =============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                            Cumulative Amounts
                                                                                                             Since Inception,
                                                  Nine Months Ended                Three Months Ended         June 4,1997 To
                                                    September 30,                    September 30,            September 30,
                                                    -------------                    -------------            -------------
                                             2 0 0 3            2 0 0 2        2 0 0 3           2 0 0 2         2 0 0 3
                                             -------            -------        -------           -------         -------

Cost and expenses
   General and administrative
     expenses                                $ 874,971     $ 1,373,000       $  353,161     $   322,000     $   7,104,833
   Research and development costs                 -             12,000            -               -             8,775,729
                                            ----------     -----------       ----------     -----------     -------------

Operating loss                                (874,971)     (1,385,000)        (353,161)       (322,000)      (15,880,562)


Other income (expense)
  Consultancy fees                             115,385         115,000             -            115,000           411,933
  Interest expense                             (83,129)        (40,000)         (55,457)        (11,000)         (237,387)
                                            ----------     -----------       ----------     -----------     -------------
     Net loss                               $ (842,715)    $(1,310,000)      $ (408,618)    $  (218,000)    $ (15,706,016)
                                            ==========     ===========       ==========     ===========     =============

   Net loss per share of common
       stock (basic and diluted)
                                            $    (.02)     $      (.03)      $     (.01)    $      (.00)
                                            =========      ===========       ==========     ===========

 Weighted average number of common
     stock shares used in per share
     calculation (basic and diluted)        51,535,903      49,090,000       52,045,509     49,382,000
                                            ==========      ==========       ==========     ==========



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             Cumulative
                                                                                            Amounts Since
                                                                                              Inception
                                                                Nine Months Ended          June 4, 1997 To
                                                                  September 30,             September 30,
                                                                  -------------             -------------
                                                           2 0 0 3           2 0 0 2           2 0 0 3
                                                           -------           -------           -------

Cash flows from operating activities
     Net cash used in operating activities             $   (160,869)     $  (141,000)      $ (3,750,245)
                                                       ------------      -----------       ------------

Cash flows from investing activities
     Reorganization - net of cash acquired                    -               -                (320,579)
     Purchase of patent rights                                -               -                (295,714)
     Deposit on acquisition of a company                   (121,000)          -                (121,000)
     Purchases of property and equipment                      -             (172,000)          (920,739)
     Proceeds from sale of fixed assets                      10,285           -                  10,285
                                                       ------------      -----------       ------------

     Net cash used in investing activities                 (110,715)        (172,000)        (1,647,747)
                                                       ------------      -----------       ------------

Cash flows from financing activities
     Due to stockholders and related parties - net*        (193,858)         290,000          1,750,783
     Proceeds from issuance of common stock**               483,793           -               4,027,930
     Dividend paid                                            -               -              (1,000,000)
     Notes payable - bank - net                               5,436           -                 649,492
                                                       ------------      -----------       ------------

     Net cash provided by financing activities              295,371          290,000          5,428,205
                                                       ------------      -----------       ------------

Net increase (decrease) in cash and cash equivalents         23,787          (23,000)            30,213


CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               6,426           34,000             -
                                                       ------------      -----------       ------------
Cash and cash equivalents - end of period              $     30,213      $    11,000       $     30,213
                                                       ============      ===========       ============


Non-cash transactions:
*On March 17, 2003, the Company borrowed $3,128,225 by signing a promissory note due March 31, 2008. The proceeds from the note were disbursed directly by the note holder, for the Company's deposit on its pending acquisition of a company in the amount of $967,585, which is reflected on the accompanying balance sheet at September 30, 2003. The balance of the note was paid directly to the Company's Chairman and major stockholder, certain other accounts payable, and accrued liabilities that combined totaled $2,160,640.

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

1.   BUSINESS DESCRIPTION AND ORGANIZATION

     The consolidated financial statements of Minghua Group International Holdings Limited (the " Company"), include the accounts of the parent company and its direct and indirect wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     LIQUIDITY AND FINANCIAL CONDITION

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

     As of September 30, 2003, current liabilities exceed current assets by $1,743,509.

     Presently the Company's primary source of working capital is from its majority stockholder who is also Chairman of the Board of Directors (the "major stockholder"). The major stockholder has engaged in discussions with various financial institutions to obtain additional financing for the Company. There can be no assurance, however, that additional financing or additional investments in the Company's equity will be made by the major stockholder, financial institutions or other investors. Immediate additional working capital is needed to sustain the Company's current operations.

                 MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

     TECHNOLOGY

     Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. ("Minghua China") is the owner of patented technology ("Technology") relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system. Minghua China produced a prototype hybrid vehicle ("Minghua Hybrid Vehicle") in 2000 and will initially attempt to sell the Minghua Hybrid Vehicle to the public transportation market in China. Minghua China has not made any sales of Minghua Hybrid Vehicles to date. All manufacturing by Minghua China of the Minghua Hybrid Vehicle is expected to be done in China. The Company is currently awaiting approval from the Chinese government for its planned acquisition of the Guangzhou City View Bus Installation Company Limited (the "Guangzhou Bus Company"). The Guangzhou Bus Company will manufacture the Minghua Hybrid Vehicles (refer to Footnote 5). The Company intends to license its technology in other countries instead of exporting its vehicles to foreign countries.

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

     CONTROL BY PRINCIPAL STOCKHOLDERS

     The major stockholder, directors, executive officers and their affiliates own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the major stockholder, directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements for all periods presented, include the financial statements of the Company, Minghua Acquisition Corp., Minghua Group International Holding (Hong Kong) Limited ("Minghua Hong Kong"), Keytop Holdings Limited, Minghua China, Top Team Holdings Ltd. (B.V.I) and Ming Hua Environmental Protection Science and Technology Limited ("Ming Hua Science"). The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

                 MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION (Continued)

     The Company has determined The People's Republic of China Chinese Yuan Renminbi, to be the functional currency of Minghua China. There were no material gains or losses recognized as a result of translating foreign currencies to the U.S. dollars due to the stability of the currency. No assurance however, can be given as to the future valuation of the foreign currencies and how further movements in the foreign currencies could affect future earnings of the Company.

     The balance sheets of all foreign subsidiaries were translated at period end exchange rates. All of the Company's material long-lived assets are located in the People's Republic of China, at September 30, 2003. Expenses were translated at exchange rates in effect during the year, substantially the same as the period end rates.

     MINORITY INTEREST IN SUBSIDIARIES

     The Company records minority interest, which reflects the portion of the earnings of Minghua China, which are applicable to Minghua Real Estate (Shenzhen) Ltd. ("Minghua Real Estate") (15% at September 30, 2003). Minghua Real Estate is controlled by the major stockholder. The stockholders are not required to fund the Company's deficit, therefore, no minority interest in subsidiary was recorded at September 30, 2003.

     RELATED PARTY AND STOCKHOLDERS' LOANS

     The caption "Due to Stockholders" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

     During the nine months ended September 30, 2003, the Company provided consultancy services to Minghua Real Estate at the request of its major stockholder, in the amount of $115,385. The receivable for these services was recorded as an offset against the major stockholder's loan and included in "Due to Stockholders."

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

                 MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     LOSS PER SHARE (Continued)

     No dilution resulted from the employee stock options outstanding at September 30, 2003 and 2002 because of the net loss.

     EQUITY BASED COMPENSATION

     At September 30, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 3. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under and outside of the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                 Nine months ended                Three months ended
                                                   September 30,                     September 30,
                                                   -------------                     -------------
                                               2003             2002              2003          2002
                                               ----             ----              ----          ----
Net loss, as reported                      $  (842,715)     $ (1,310,000)    $ (408,618)    $  (218,000)

Deduct: total stock-based employee
   Compensation expense determined
   Under fair value based method for all
   Awards, net of related tax effects         (990,129)         (873,462)      (341,154)       (291,154)
                                           -----------      ------------     ----------     -----------

Pro forma net loss                         $(1,832,844)     $ (2,183,462)    $ (749,772)    $  (509,154)
                                           -----------      ------------     ----------     -----------
Net loss per share:
   Basic and diluted - as reported         $      (.02)     $       (.03)    $     (.01)    $      (.00)
                                           ===========      ============     ==========     ===========
   Basic and diluted - pro forma           $      (.04)     $       (.04)    $     (.01)    $      (.01)
                                           ===========      ============     ==========     ===========



3.   STOCK OPTION PLAN

     On April 5, 2001, the Company's 2001 Stock Option Plan was adopted by the board of directors and was approved by the Company's shareholders at the shareholders' annual meeting on August 2, 2001. Pursuant to the 2001 option plan, the Company may grant incentive and nonstatutory (nonqualified) stock options to key employees and directors of the Company. A total of 20,000,000 shares of common stock have been reserved for issuance under the Plan. No employee may be granted options for more than 2,000,000 restricted shares under the Plan in any one fiscal year.

                 MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   STOCK OPTION PLAN (Continued)

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

     On February 24, 2003, the Company granted an additional 4,000,000 common stock options to five directors to purchase shares of common stock of the Company at $0.12 per share. All these option grants can be exercised from March 1, 2003 to February 28, 2004. During this period the directors may choose to exercise the right of purchasing common stock at $0.12 per share or to waive the right no matter what the fair market stock price shall be at that time. Partial purchasing of shares is allowed. However, once the right is exercised the amount of common stock purchased cannot be sold within six months from the exercise date. As of September 30, 2003, no options have been exercised or waived.

4.   INCOME TAXES

     There are net operating loss carryforwards allowed under the Hong Kong and Chinese governments' tax systems. In China, the previous five years net operating losses are allowed to be carryforward to offset future taxable income. In Hong Kong, net operating losses can be carried forward indefinitely to offset future taxable income. The Company had available at September 30, 2003, $14,623,929 of unused operating loss carryforwards. A deferred tax asset had not been recognized due to the uncertainty of the Company having future taxable profits. Minghua China withholds and pays income taxes on its employees' wages, which funds the Chinese government's sponsored health and retirement programs of all Minghua China employees.

5.   COMMITMENTS AND CONTINGENCIES

     PENDING ACQUISITION OF BUS MANUFACTURER

     On March 13, 2003, the Company's indirect wholly-owned subsidiary, Ming Hua Environmental Protection Science and Technology Limited, a Hong Kong limited company ("Minghua EPST"), entered into an agreement (the "Acquisition Agreement") with Good View Bus Manufacturing (Holdings) Company Limited, a Hong Kong limited company ("Good View"), Eagle Bus Development Limited, a Hong Kong limited company ("Eagle" and together with Good View, the "Sellers"), and Mr. Sin Keung Kok ("Mr. Kok"), relating to the acquisition of an 89.8% equity interest (the "Acquired Equity") in the Guangzhou City View Bus Installation Company, a People's Republic of China limited company (the "Guangzhou Bus Installation Company"). The Guangzhou Bus Installation Company manufactures

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     motorcoaches for domestic sale in China and for export under the "Eagle" brand name.

     Pursuant to the Acquisition Agreement the Sellers will sell to Minghua EPST the Acquired Equity at the closing of the transactions contemplated by the Acquisition Agreement (the "Closing") and Minghua EPST will pay to the Sellers at the Closing cash in the aggregate amount of RMB 8,000,000 (approximately, US$967,585) and will issue to Mr. Kok at the Closing, in the aggregate, a 43% equity interest in Minghua EPST. The cash consideration payable by Minghua EPST will be distributed among the Sellers at the Closing as follows:

          o Good View will receive RMB 2,000,000 (approximately, US$241,896) for its 23.8% equity interest in the Guangzhou Bus Installation Company; and

          o Eagle will receive RMB 6,000,000 (approximately, US$725,689) for its 66% equity interest in the Guangzhou Bus Installation Company.

     At the Closing, therefore, the Company would indirectly own 57% of Minghua EPST, which in turn, would directly own 89.8% of the equity of the Guangzhou Bus Installation Company. The remaining 10.2% of the Guangzhou Bus Installation Company would continue to be held by Guangzhou Public Automobile No. 2 Company.

     Minghua EPST deposited the cash consideration with the Sellers who are holding such cash consideration as a deposit pending the Closing. The Closing is subject to several conditions, including, without limitation, the satisfactory completion of due diligence by Minghua EPST, the approval of all of the stockholders of Guangzhou Bus Installation Company, and the receipt of all required approvals from governmental authorities in the People's Republic of China for the transfer of the Acquired Equity. The parties had anticipated that the Closing will occur on September 30, 2003, however, the Closing date has been extended indefinitely so that the conditions to the closing may be satisfied. If the Closing does not occur due to any reason other than Minghua EPST's default, the Sellers are obligated to return the cash consideration currently held by them as a deposit.

     To finance the acquisition of the Guangzhou Bus Installation Company, repay a loan from the major stockholder and pay other various accounts payable and accrued expenses, Kingsrich Development Limited, a BVI limited company loaned the Company $3,128,225. The Company signed a convertible promissory note, dated March 17, 2003, in the sum of $3,128,225, bearing an interest rate of 5% per annum, compounded quarterly, with the accrued interest and the principal due on March 31, 2008, the maturity date. If the principal amount shall become due and payable prior to the maturity date (whether by acceleration due to a default or mandatory prepayment event specified in the Note) or otherwise, accrued interest on the principal amount shall also become due and payable on such earlier date. After deducting the deposit amount of $967,585 for the bus company, the balance of the loan proceeds in the amount of $2,160,640 were paid to the major stockholder to satisfy past outstanding loans made to the Company and to pay other various accounts payable and accrued expenses.

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

     To assist in the acquisition, Citic Worldwide Limited ("Citic") was engaged as a consultant. The Company agreed to compensate Citic by issuing 800,000 shares at $0.13 per share of the Company's common stock to Citic. These shares would be issued upon the closing of the acquisition of the Acquired Equity. Included in general and administrative expenses is $104,000 for the nine months ended September 30, 2003 for accrued consulting fees to Citic.

     The results of the operations of Guangzhou Bus Installation Company will be included in the consolidated financial statements of the Company after the approval from the Chinese government is received and other closing conditions are satisfied or waived, and the closing of the acquisition of the Acquired Equity is effected.

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

     LITIGATION

     A civil proceeding in the People's Republic of China was commenced by Mr. Chun Fu Wang against Minghua China as the second defendant arising from the dispute as to Patent No. ZI992112168. Minghua China filed a counterclaim against Mr. Wang for, among others, breach of duties and declaration of annulment of the Transfer of Patents and License to Use Patent agreements.

              MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   COMMON STOCK

     The Company's capital structure as of September 30, 2003 was as follows:


                         Common stock - par value:
                         $.01 per share
                           Authorized - 200,000,000 shares issued and outstanding - 53,507,709 shares


     The Company has agreements with some of the stockholders that contain restrictions on the transfer and other disposition of the stock.

7.   RECENT DEVELOPMENTS

     On September 29, 2003, the Company entered into a subscription agreement with Beijing Qiang Long Real Estate Development Co., Ltd. (the "Investor") pursuant to which the Investor irrevocably subscribed to purchase 15,000,000 shares of Minghua's common stock at a purchase price per share of $0.40 or for aggregate consideration of $6,000,000. The subscription price is payable in Chinese Yuan Renminbi and is payable in installments. Upon signing the agreement the Investor was required to fund $604,595 of the subscription price and the Company was required to issue 1,511,488 shares of its common stock for such funds. The Company received $483,793 and a subscription receivable of $120,802 was established as of September 30, 2003. The shares required to be issued by the Company are reflected on the balance sheet as of September 30, 2003.

     Under the agreement the Investor must fund an additional $1,209,190 on or prior to December 31, 2003 and an additional $4,186,215 on or prior to February 29, 2004. The agreement provides the Investor with the right to appoint two members out of the Company's 5 member board of directors once the full subscription price has been funded.

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

ITEM 2.  PLAN OF OPERATION

     The following plan of operation should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto.

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

PENDING ACQUISITION OF BUS MANUFACTURER

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

     Pursuant to the Acquisition Agreement the Sellers will sell to Minghua EPST the Acquired Equity at the closing of the transactions contemplated by the Acquisition Agreement (the "Closing") and Minghua EPST will pay to the Sellers at the Closing cash in the aggregate amount of RMB 8,000,000 (approximately, US$967,585) and will issue to Mr. Kok at the Closing, in the aggregate, a 43% equity interest in Minghua EPST. The cash consideration payable by Minghua EPST will be distributed among the Sellers at the Closing as follows:

     o Good View will receive RMB 2,000,000 (approximately, US$241,896) for its 23.8% equity interest in the Guangzhou Bus Installation Company; and

     o Eagle will receive RMB 6,000,000 (approximately, US$725,689) for its 66% equity interest in the Guangzhou Bus Installation Company.

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

     Minghua EPST deposited the cash consideration with the Sellers who are holding such cash consideration as a deposit pending the Closing. The Closing is subject to several conditions, including, without limitation, the satisfactory completion of due diligence by Minghua EPST, the approval of all of the stockholders of Guangzhou Bus Installation Company, and the receipt of all required approvals from governmental authorities in the People's Republic of China for the transfer of the Acquired Equity. The parties had anticipated that the Closing will occur on September 30, 2003, however, the Closing date has been extended indefinitely so that the conditions to the closing may be satisfied. If the Closing does not occur due to any reason other than Minghua EPST's default, the Sellers are obligated to return the cash consideration currently held by them as a deposit.

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

INVESTMENT BY BEIJING QIANG LONG REAL ESTATE DEVELOPMENT CO., LTD.

     On September 29, 2003, we entered into a subscription agreement with Beijing Qiang Long Real Estate Development Co., Ltd. ("Beijing Qiang") pursuant to which Beijing Qiang irrevocably subscribed to purchase 15,000,000 shares of our common stock at a purchase price per share of $0.40 or for aggregate consideration of US$6,000,000. The subscription price is payable in Chinese Yuan Renminbi and is payable in installments. Upon signing the agreement the Beijing Qiang was required to fund $604,595 of the subscription price and we were required to issue 1,511,488 shares of our common stock for such funds. We received $483,793 and a subscription receivable of $120,802 was established as of September 30, 2003. The shares required to be issued by the Company are reflected on the balance sheet as of September 30, 2003. Under the agreement Beijing Qiang must fund an additional US$1,209,190 on or prior to December 31, 2003 and an additional US$4,186,215 on or prior to February 29, 2004. The agreement provides Beijing Qiang with the right to appoint two members of the Company's 5 member board of directors once the full subscription price has been funded.

OUTLOOK / RISK FACTORS

     At our current funding level it will be very difficult, if not impossible, to effect our business plan. We do not have enough capital resources to continue our operations as they are currently conducted. We are relying on stockholder loans and limited financing from Beijing Qiang to continue operations and there can be no assurance that our stockholders or Beijing Qiang will continue to fund our operations. If our stockholders or Beijing Qiang do not continue funding our operations and we are unable to raise capital from other sources, we may be forced to scale down our operations or liquidate some or all of our assets.

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

RESULTS OF OPERATIONS

Third Quarter 2003 - During the third fiscal quarter ended September 30, 2003, we incurred a net loss of $408,618. Expenses in the quarter related primarily to salaries, general legal and accounting costs and other general and administrative expenses.

Third Quarter 2002 - During the third fiscal quarter ended September 30, 2002, we incurred a net loss of $218,000. Expenses in the quarter related primarily to salaries, general legal and accounting costs and other general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     We had $30,213 in cash, cash equivalents and short-term investments as of September 30, 2003. As of such date we also had total assets of $2,072,583. Since inception, we have accumulated a deficit (net loss) of $15,706,016.

     Over the next twelve months we expect that we will need $500,000 to fund our current operations at a very minimal level without making any significant capital expenditures. Our existing current assets are not sufficient to fund our current or planned operations. We require additional capital immediately in order to sustain our current operations.

CRITICAL ACCOUNTING POLICIES

     Preparation of our financial statements requires management to make judgments, assumptions, and estimates regarding uncertainties that affect the reported amounts of assets, liabilities, stockholders' equity, revenues and expenses. Note 2 of the Notes to the Condensed Consolidated Financial Statements describes the significant accounting policies used in preparation of the Condensed Consolidated Financial Statements. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ materially from management's estimates under different assumptions or conditions.

     The condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

     Long-lived assets, which primarily include property, plant and equipment, are reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of the assets may not be recoverable. If we determine that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is generally measured based on a discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent our current business model. The Company has elected to account for all stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148) .

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Albert Wong, our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Wong concluded that as of September 30, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 29, 2003, we raised $604,595 in a private placement transaction effected under Regulation S of the Securities Act. See "ITEM 2. PLAN OF OPERATION - INVESTMENT BY BEIJING QIANG LONG REAL ESTATE DEVELOPMENT CO., LTD." for more information regarding this private placement transaction.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

10.1 Regulation S Subscription Agreement, dated September 29, 2003, between the company and Beijing Qiang Long Real Estate Development Company, Ltd. relating to subscription rights for 15,000,000 shares of the company's Common Stock.

31 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: December 1, 2003

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED


                  By: /s/ Albert Wong
                     -------------------
                     Chief Executive Officer
                     (Principal Executive Officer and
                     Principal Financial or Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
No.       Description
---       -----------

10.1 Regulation S Subscription Agreement, dated September 29, 2003, between the company and Beijing Qiang Long Real Estate Development Company, Ltd. relating to subscription rights for 15,000,000 shares of the company's Common Stock.

31 Certification of CEO and Treasurer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32        Certification of CEO and Treasurer furnished pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.