Form 10KSB
period 2003-12-31
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2004-04-15
CIK 1010566

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003       Commission File No. 000-30183


                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                 (Name of small business issuer in its charter)

            NEW YORK                                    13-3874771
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

Guangdong Bian Fang Building, 10th Floor
    Futian District, Shenzhen, 518033
                                                          +852-6011-6767
      People's Republic of China                   (Registrant's telephone no.
(Address of principal executive office)                including area code)


Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Common stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

YES   X    NO

      Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

YES        NO  X

      The issuer did not have any revenues for its most recent fiscal year.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 15, 2004 is: $9,514,526

The number of outstanding shares of the issuer's common stock as of March 15, 2004: 80,567,976.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS



GENERAL

      Our corporate name is Minghua Group International Holdings Limited. We are a New York corporation that was incorporated as United Network Technologies, Inc. on February 29, 1996. On October 2, 1998, we changed our name to Panagra International Corporation and on August 2, 2001 we changed our name to Minghua Group International Holdings Limited. From our inception until June 22, 2001, we were relatively inactive with limited operations. To date we have not generated any revenues.

      On June 22, 2001 our direct wholly-owned subsidiary, Minghua Acquisition Corp., a Delaware corporation, acquired all of the outstanding capital stock of Minghua Group International Holding (Hong Kong) Limited, a corporation existing under the laws of the Hong Kong Special Administrative Region of the Peoples Republic of China (Minghua Hong Kong) for $1,000,000 and 28,000,000 shares of our common stock. Minghua Hong Kong then had, as its sole material asset, an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicles Co. Ltd, a corporation existing under the laws of the Peoples Republic of China (Environmental Vehicle Company). On January 29, 2004 our subsidiary, Minghua Hong Kong, acquired 100% of the outstanding equity of Asia Key Group Limited, a Hong Kong corporation (Asia Key) from Jinmou Li, the son of our Chairman Chuquan Li, for a purchase price of RMB 8,200,000 (approximately, US$990,638) and 28,210,000 shares of our Common Stock. Asia Key's only asset is the remaining 15% equity interest in the Environmental Vehicle Company. Therefore, we now indirectly own 100% of the outstanding equity of the Environmental Vehicle Company.

      Through our indirect subsidiary, the Environmental Vehicle Company, we have been focused on the development and commercialization of mass transit, hybrid electric vehicles, primarily buses, since June 22, 2001. Our hybrid vehicles are powered by a combination of a combustion diesel engine and electric power systems based upon our patented technology. A prototype hybrid vehicle was produced in 2000 but to date we have not made any sales.

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

THE ENVIRONMENTAL VEHICLE COMPANY

      The Environmental Vehicle Company is our primary operating subsidiary and its main business is the development, production and sale of hybrid vehicles. In September 2000, the Environmental Vehicle Company successfully developed a prototype hybrid electric bus MH6720. The MH6720 model was presented at China's Hi Tech Fair where the Environmental Vehicle Company's hybrid technology project received recognition as a Key Industrial Project by the Shenzhen municipal government. Tests were conducted by institutions such as the Shenzhen Academy of Metrology and Quality Inspection, and the MH6720 received excellent reviews.

      Our prototype hybrid electric bus MH6720 is a 21 passenger bus that is powered by an advanced parallel composite system that combines a diesel engine and an electric power system. This configuration is coupled with a switch that allows the driver to select the energy source (diesel or electric) depending on travel conditions. For instance, lower speeds and short distances in urban areas will only require battery operation. When using the battery power system, our vehicle is virtually silent and totally emission free.

      We believe that our hybrid power technology is our competitive advantage. Our hybrid electric vehicle combines fuel efficiency with high performance. The prototype hybrid electric bus MH6720 is equipped with a fuel-efficient diesel engine that conforms to European II emission standards and an electric power system which consists of low maintenance batteries that recharge themselves when the vehicle is running on diesel fuel. According to tests conducted by Shenzhen Academy of Metrology and Quality Inspection in December 2000, our hybrid electric bus has twice the gas mileage of conventional diesel buses. Moreover, unlike other hybrid vehicles that require the use of fuel sources not readily available to the public, such as hydrogen powered fuel cells, our vehicle uses diesel fuel which can be purchased in gas stations. Consequently, no additional infrastructure is required to support the hybrid technology used by our busses.

      Performance parameters for the MH6720 are as follows:

                                             Diesel                Electric
Max vehicle speed                            90 kph                 75 kph
Continuous driving distance                  800 km                 100 km
Maximum incline                                n/a                    30%
Fuel consumption per 100 km            Less than 10 liters            N/A


PRODUCT DEVELOPMENT

      In 2002, we successfully developed and produced a luxury hybrid electric coach (MH6120) with 12-meter long and 40 comfortable seats.

      In July, 2002, the State Key New Product Certificate was issued jointly by State departments of the People's Republic of China to the Environmental Vehicle Company. The 5 departments are as follows:

      (i)   Ministry of Science & Technology of the People's Republic of China;

      (ii)  State Taxation General Administration Bureau;

      (iii) Ministry of Foreign Trade and Economic Cooperation;

      (iv) State Quality Supervision, Inspection & Quarantine General Administration Bureau; and

      (v)   State Environmental Protection General Administration Bureau.

      This recognition and ratification of our product reaffirms the social value of our product and inspires us to continue to create innovative environmental protection solutions within the automotive industry.

      After launching of MH6720 and MH6120, we plan on developing several additional models, including a 22-passenger mini bus and a 54-passenger deluxe coach. We believe that the proposed deluxe model will boast a comfortable ride with plush seats and state-of-the-art accessories. In addition, we intend to be equipped to customize each bus according to the customers' individual specifications.

MANUFACTURING OUR PRODUCT

      On March 13, 2003, our indirect subsidiary, Ming Hua Environmental Protection Science and Technology Limited, a Hong Kong limited company (Minghua
EPST), entered into the Acquisition Agreement with Good View Bus Manufacturing (Holdings) Company Limited, a Hong Kong limited company (Good View), Eagle Bus Development Limited, a Hong Kong limited company (Eagle), and Mr. Sin Keung Kok (Mr. Kok), relating to the acquisition of an 89.8% equity interest in the Guangzhou City View Bus Installation Company, a People's Republic of China limited company (the Guangzhou Bus Installation Company). The Guangzhou Bus Installation Company manufactures motorcoaches for domestic sale in China and for export under the "Eagle" brand name.

      The acquisition of the equity interest was subject to certain governmental approvals, which have still not been obtained. Due to the delay in obtaining the required governmental approvals, on January 27, 2004, the parties to the Acquisition Agreement entered into, and simultaneously consummated the transactions contemplated by, a supplemental agreement (the Supplemental Agreement), which replaced the original Acquisition Agreement. Pursuant to the Supplemental Agreement, instead of acquiring the Guangzhou Bus Installation Company directly, Minghua EPST acquired a controlling interest in the entities that control the Guangzhou City View Bus Installation Company. More specifically, Minghua EPST acquired 9,999 of the total 10,000 authorized share capital of Good View (which owns 23.8% of the Guangzhou Bus Installation Company) and 1,999,999 of the total 1,200,000 authorized share capital of Eagle (which owns 66% of the Guangzhou Bus Installation Company) from the stockholders of Good View and Eagle, respectively. Therefore, Minghua EPST is now the indirect owner of an 89.8% equity interest in the Guangzhou Bus Installation Company. The remaining 10.2% is held by Guangzhou Public Automobile No. 2 Company.

      The deposit of RMB 8,000,000 (US$967,585) that had previously been paid upon entering into the original Acquisition Agreement was distributed to the prior stockholders of Good View and Eagle. Furthermore, Minghua EPST issued to Mr. Kok, a former stockholder of Good View, a 43% equity interest in Minghua EPST. Accordingly, we now indirectly own 57% of Minghua EPST, which in turn owns 89.8% of the Guangzhou Bus Installation Company.

      The amount of the consideration payable by Minghua EPST was determined by the parties based upon the market value of the assets and business potential of Guangzhou Bus Installation Company. The price was determined based on arms' length negotiations between Minghua EPST and the stockholders of Eagle and Good View.

      As a result of the acquisition of the Guangzhou Bus Installation Company, we now have the ability to manufacture our products. We expect to begin manufacturing our hybrid busses and potentially other products in fiscal year 2004. We expect that prior to making any sales of our products we will have to provide our customers with the use of our products on a one to three month pilot basis. If our clients are satisfied with the results of the pilots, then we would begin taking orders for busses and we expect to manufacture busses using the facilities of the Guangzhou Bus Installation Company.

MARKET

      We believe that the global market is favorable for the introduction of hybrid electric vehicles.

      Declining oil reserves and global warming concerns have launched the world's industrialized nations on a search for alternative fuel sources, which are efficient and environmentally sound. Motor vehicles account for a significant percentage of carbon monoxide and nitrogen oxide emissions in the world's metropolitan areas, and government and private sectors in several countries have pooled their resources in order to develop low emission and energy-efficient vehicles that address consumers' needs for safe and convenient means of transportation.

      In China, severe air pollution caused from the exhaust from motor vehicles' internal combustion engines has inspired the government to include plans to control environmental pollution in its 5-year plans. To date, however, insufficient investment has stalled the realization of these goals.

      In the United States, a prototype 40-ft. hybrid transit bus, built by Nova Bus using Lockheed Martin's HybriDrive TM Propulsion System, was introduced in Boston in January 2001. Nova's hybrid bus was the product of over three years of research funded by the Demonstration of Universal Electric Transportation Subsystems Consortium and the Federal Transit Administration. Nova Bus is also working with the New York City Metropolitan Transit Authority on a pilot program that includes placing several diesel-electric hybrid buses into service.

      A few projects are currently in place within the European Union. Research and development efforts are primarily geared towards the mass transit systems. The Netherlands and Luxembourg began running some hybrid buses as part of their mass transit system so that these vehicles can be tested in normal service conditions for several years. In Germany, hybrid buses are presently used to provide regular service between the Alpine cities of Oberstdorf, Sonthofen and Kempten.

      In Japan, Honda and Toyota have introduced their hybrid vehicles to the public.

      Given this demonstrated world-wide interest in developing and using environmentally friendly mass transit vehicles, we believe our hybrid busses will be well received in China and other countries world-wide. Initially, we intend to focus on selling our products to the local public transportation sector in China. In the future, we may expand the sale of our products to the global market through the negotiation of license agreements with manufacturers. These licensing agreements would allow us to sell our technology world-wide, without incurring the prohibitive costs associated with adhering to applicable government regulations and tax levies.

MARKETING STRATEGY

      Since the completion of the MH6720 prototype, our team has been exhibiting it at trade shows in China. The vehicle has received excellent reviews. Another prototype, the MH6120, has been completed and is currently being tested. Both the MH6720 and MH6120 will be exhibited at future trade shows.

      Additional exposure will be achieved through print media. To date, articles regarding our buses have been printed in newspapers in China as well as in the United States. Our management team has also met with Chinese officials who have expressed interest in ordering our vehicles because they conform to environmental standards, although no orders have been placed to date.

COMPETITION

      There are many companies, including well-known auto industry-related companies with substantially more resources than we have, developing hybrid vehicles targeted at specific segments of the market, though very few of these companies currently target the mass transit transportation segment in China. It is likely, however, that our competitors will begin to target this segment. Most of our potential competitors have substantially greater capital, marketing and development capabilities and human resources than we have and will likely represent significant competition for us. The foregoing conditions create a rigorous competitive climate for us and increase the risk that the vehicles and products developed, marketed and sold by us will be unable to compete successfully with other potential marketers of these products. Our competitors may succeed in developing products that are more effective or less costly than any that may be developed by us and may also prove to be more successful than us in technology, marketing and sales.

      As more countries intensify their efforts to produce zero-emission vehicles, frequent technological advances by competitors are inevitable. Therefore, in order for us to compete, a significant amount of financing will be needed to enable us to continue researching and developing our vehicles.

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

      3. The diesel engine's emission levels comply with existing European II environmental standards.

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

      Additionally, we believe the opportunities for our business development are promising due to (i) the global market for high performance, energy efficient, hybrid powered buses, (ii) the exposure we hope to receive during the 2008 Olympic Games, to be held in Beijing, China (iii) the fact that our buses have been tested and are ready for commercial production, and (iv) the potential for licensing and royalty agreements world-wide.

RESEARCH AND DEVELOPMENT

      On November 18, 2001 we established the Environmental Protection Electric Vehicle Research and Development Center in Shenzhen, China. The research and development center has retained 10 researchers and other staff members who are currently working on a second generation electric battery for use in Minghua's hybrid vehicles. The Environmental Vehicle Company has invested approximately US$116,554 in the research and development in fiscal year 2002 and -0- was invested during the last fiscal year ending December 31, 2003.

REGULATION

      Other than the requirement to obtain a vehicle production permit from the national government that is issued by the China National Committee, the production and sale of our products in China is not subject to any significant regulation. Production and sale of our products and the exportation of our products to foreign jurisdictions is potentially subject to significant regulations depending on the jurisdiction where the sale is made.

EMPLOYEES

      As of March 24, 2004, we had a total of 388 employees (excluding consultants and temporary help). Of these employees, 28 are management personnel, 7 are in accounting, 27 are administrative staff, 10 are engaged in research and development, 298 are involved in our newly acquired manufacturing operations and 18 are involved in sales and related support.

      None of our employees is represented by a labor union, and management considers our relationships with our employees to be satisfactory, notwithstanding occasional payroll delays. Our ability to achieve our operational and financial objectives depends in part upon our ability to retain key technical, marketing and operations personnel, and to attract new employees as required to support growth. Working capital constraints may impair our ability to retain and attract the staff needed to maintain current operations and meet the needs of anticipated growth.

      In addition, we rely on consultants to a significant extent to supplement our regular employee staff in certain key functional areas and to support management in the execution of our business strategy. These consultants are independent contractors. There can be no assurance that, if one or more of the consultants were to terminate their services, we would be able to identify suitable replacements. Failure to do so could materially and adversely affect our operating and financial results.

ITEM 2. DESCRIPTION OF PROPERTY



      Our business is conducted at our executive offices, which are located at Guangdong Bian Fang Building, 10th Floor, Futian District, Shenzhen, 518033, People's Republic of China. Our executive offices consist of approximately 4,500 square meters consisting entirely of administrative office space. We utilize this space on a month to month basis pursuant to a verbal arrangement with our Chairman, Chuquan Li, the owner of the building where the space is located. We pay a rental fee of approximately $12,800 per month for this space.

      Minghua Hong Kong uses the mailing address of a corporate service company. This mailing address is 14th Floor, Sincere Insurance Building West Wing, 4-6 Hennessy Road, Wanchai, Hong Kong. Minghua utilizes this mailing address as its registered office in Hong Kong pursuant to a verbal agreement with the corporate service company at a rate of $385 per year.

      On November 18, 2001 we established the Environmental Protection Electric Vehicle Research and Development Center in Shenzhen, China. The Environmental Vehicle Company owns all of the assets of the research and development center and will be responsible for operating the center. Management believes this facility is adequate and satisfactory for the research and development activities of the Environmental Vehicle Company. The office space utilized by the Environmental Protection Electric Vehicle Research and Development Center consists of 2,000 square meters consisting of administrative space and research facilities.

      The Guangzhou Bus Installation Company owns a facility consisting of 400,000 square meters of space consisting of administrative space and a manufacturing facility.

ITEM 3. LEGAL PROCEEDINGS

      On May 9, 2003, a civil proceeding in The Jurisdiction of the Intermediate People's Court of Shenzhen Municipality in the People's Republic of China was commenced by Mr. Chun Fu Wang against the Environmental Vehicle Company as the second defendant arising from the dispute as to Patent No. ZI992112168. The Environmental Vehicle Company filed a counterclaim against Mr. Wang for, inter alia, breach of duties and declaration of annulment of the Transfer of Patents and License to Use the Patent Agreements. The Shenzhen Municipal Court ruled in favor of the Environmental Vehicle Company on October 21, 2003. On January 13, 2004, Mr. Wang filed an appeal with the appellate division of the same court. The court has not yet rendered a decision on the matter.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



MARKET INFORMATION

      Our common stock is quoted and traded from time to time on the Over-the-Counter Electronic Bulletin Board (OTCBB) under the symbol "MGHA". The following table sets forth, for the periods indicated, the high and low bid prices for the common stock as reported on Yahoo.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


FISCAL YEAR      QUARTER ENDING               HIGH         LOW

2003             December 31, 2003            $0.62        $0.12

                 September 30, 2003           $0.64        $0.08

                 June 30, 20023               $0.15        $0.05

                 March 31, 2003               $0.17        $0.12

2002             December 31, 2002            $0.30        $0.13

                 September 30, 2002           $0.15        $0.36

                 June 30, 2002                $0.85        $0.15

                 March 31, 2002               $2.04        $1.01

HOLDERS

      The number of holders of record of our common stock as of March 15, 2004 was 251.

DIVIDENDS

      We have not paid any cash dividends with respect to our common stock in the last two fiscal years. We presently intend to retain future earnings to finance our development and expansion and therefore do not anticipate the payment of any cash dividends in the foreseeable future. Payment of future dividends, if any, will depend upon our future earnings and capital requirements and other factors that our board of directors considers appropriate.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

PLAN CATEGORY
                                NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE    NUMBER OF SECURITIES
                                ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING         REMAINING AVAILABLE FOR
                                OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        FUTURE ISSUANCE
                                WARRANTS AND RIGHTS          RIGHTS
                                         4,000,000                      $0.12                     16,000,000
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS
EQUITY COMPENSATION PLANS NOT            2,000,000                      $1.75                          0
APPROVED BY SECURITY HOLDERS
TOTAL                                    6,000,000                                                16,000,000

RECENT SALES OF UNREGISTERED SECURITIES

      The following sets forth information regarding all sales of our unregistered securities during past year.

      On March 13, 2003, we issued 800,000 shares to Citic Worldwide Limited for consulting assistance in connection with our entry into an acquisition agreement relating to the acquisition of the Guangzhou Bus Installation Company. These shares were issued in reliance on Section 4(2) of the Securities Act.

      To finance our agreement with the principals of the Guangzhou Bus Installation Company, on March 13, 2003, Kingsrich Development Limited (Kingsrich) loaned us RMB 14,382,961.42 (US$ 1,739,594.00) and HK$10,831,321.05
(US$ 1,388,631.00 ). In connection with this loan we issued Kingsrich a convertible debenture in the amount of $3,128,225 bearing interest at the interest rate of 5% per annum. The conversion rate of the note is $0.13 per share. We issued this convertible note in reliance on Section 4(2) of the Securities Act.

      On January 2, 2004, Kingsrich converted all of the outstanding principal and accrued interest under its convertible promissory note into 24,063,269 shares of our common stock in reliance on Section 3(a)(9) of the Securities Act.

      On January 8, 2004 Beijing Qiang Long Real Estate Development Co., Ltd. (Qiang Long) invested $1,204,820 and was issued 3,023,998 shares of our common stock. We relied upon Section 4(2) in issuing the shares to Qiang Long.

      On January 13, 2004, we entered into an agreement with China Cardinal Limited of Hong Kong (China Cardinal) relating to the purchase by China Cardinal of a total of 16,483,514 shares of our common stock at a purchase price per share of $0.14 for aggregate gross proceeds of $2,307,692. China Cardinal purchased 4,733,229 of those shares on January 18, 2004, and is obligated to purchase the remaining 11,750,285 shares by March 31, 2004. These shares are issued in reliance on Section 4(2) of the Securities Act.

      On January 19, 2004, we, our wholly-owned subsidiary, Minghua Hong Kong, and Jinmou Li, the son of our Chairman, Chuquan Li, entered into a stock purchase agreement relating to the sale by Jinmou Li to Minghua Hong Kong of 100% of the equity in Asia Key Asia Key for a purchase price of RMB 8,200,000 (approximately, US$990,709) and 28,210,000 shares of our common stock. We issued the 28,210,000 shares of our common stock in reliance on Regulation S of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

      Form inception through June 22, 2001 we were relatively inactive with limited operations and revenue. On June 22, 2001, we acquired the Environmental Vehicle Company and since then, we have been focused on the development and commercialization of mass transit, hybrid electric vehicles, primarily buses.

      Patents have already been received from China, Germany, Hong Kong Special Administrative Region, Taiwan, Republic of Korea, Australia and Japan and we shall continue to focus initially on the local public transportation sector in China. We do not plan to export our hybrid vehicles directly to other countries due to prohibitive costs that may be incurred in order to adhere to various government regulations and tax levies. We plan to negotiate license agreements with manufacturers in other countries. These licensing agreements will provide us with the opportunity for global recognition and will facilitate the delivery of our state-of-the-art hybrid electric buses to the rest of the world.

      Our focus is on bringing our vehicles to production so that we can begin to market and sell our vehicles and generate revenues. During our 2003 fiscal year we entered into several contingent financing arrangements with different parties and if we are able to close on these financing arrangements we will have enough capital to begin manufacturing vehicles. Our goal is to begin manufacturing and selling vehicles in fiscal year 2004. We expect that 2004 will be a break through year in that we expect it will be the first year that we generate revenues. However, many barriers exist to reaching this goal, including the potential that the financial arrangements that we have with various investors may not be consummated either because of a breach by those investors or because of a failure to meet conditions to such closings.

RECENT DEVELOPMENTS

Amendments to Qiang Long and China Cardinal Investment Agreements - Resignation of Directors

      We and Qiang Long are parties to the following contracts which will result in a change of control of us as described elsewhere in this report: (i) that certain Regulation S Subscription Agreement, dated September 29, 2003 (the "September 29 Contract"), between Minghua and Qiang Long and (ii) that certain contract, dated January 29, 2004 (the "January 29 Contract" and together with the September 29 Contract, the "Contracts"), between Minghua and Qiang Long.

      Pursuant to the September 29 Contract Qiang Long is obligated to purchase 15,000,000 shares of our Common Stock for US$6,000,000, in the aggregate. Upon signing the September 29 Contract Qiang Long funded US$602,410 of the subscription price and we issued to Qiang Long 1,511,488 shares of our common stock for such funds. Qiang Long then funded an additional US$1,204,820 on January 9, 2004 and received 3,023,998 additional shares of our common stock for such funds. The September 29 Contract also required that Qiang Long fund US$4,192,770 on February 29, 2004. To date, Qiang Long has not made this final payment (the "February Payment").

      Pursuant to the January 29 Contract, Qiang Long agreed to purchase 140,000,000 shares of our Common Stock at an aggregate purchase price of US$29,400,000. The January 29 Contract requires that the acquisition of these shares take place in two installments. On April 15, 2004, Qiang Long is required to pay (the "April Payment") US$12,600,000 for 60,000,000 shares of our Common

Stock. Thereafter, we were to hold an annual stockholders meeting at which the stockholders would vote upon an amendment to our Certificate of Incorporation that would increase the number of authorized shares to a higher number such that we would have enough authorized shares to satisfy our obligations under the January 29 Contract. Qiang Long would then pay (the "Final Payment") the second installment of US$16,800,000 within 15 days of the effective date of such amendment and receive the remaining 80,000,000 shares of our Common Stock at that time.

      On April 14, 2004, we and Qiang Long entered into a letter agreement (the "Qiang Long Letter Agreement") providing for an extension of the time within which Qiang Long is required to make each of the February Payment, the April Payment and the Final Payment. The due date for the February Payment was extended from February 29, 2004 to May 31, 2004. The due date for the April Payment was extended from April 15, 2004 to October 15, 2004 and the due date for the Final Payment was extended to November 30, 2004.

      In connection with entering into the Qiang Long Letter Agreement, Chu Quan Li, our Chairman, Albert Wong, our CEO and a director, and Kuen Kwong Chan, a director, each agreed to resign as our directors and from all other offices that they hold with us effective upon the tenth day following the mailing to our stockholders of an information statement that complies with the requirements of Rule 14f-1 of the Exchange Act of 1934.

      On January 13, 2004 we entered into an investment contract (the "January 13 Contract") with China Cardinal Limited ("China Cardinal"). Pursuant to the January 13 Contract, China Cardinal agreed to purchase 16,483,514 shares of our Common Stock for an aggregate price of US$2,307,692. China Cardinal funded US$662,652 of the purchase price on January 18, 2004 and received 4,733,229 shares of our Common Stock. China Cardinal was then required to fund the remaining US$1,640,040 and receive 11,750,185 shares of our Common Stock on March 31, 2004 (the "March Payment"). To date, China Cardinal has not yet made the March Payment.

      On April 14, 2004, we and China Cardinal entered into a letter agreement that amends the January 13 Contract to extend the due date of the March Payment to May 31, 2004.

Acquisition of Assets

      On January 27, 2004, Minghua EPST, a 57% owned indirect subsidiary of ours, acquired an 89.8% indirect equity interest in the Guangzhou Bus Installation Company. This equity interest cost us approximately $967,585 and 43% of the equity of Minghua EPST. As a result of this acquisition, we now have the ability to manufacture our products. See "BUSINESS - Manufacturing our Product."

      On January 19, 2004, we, our wholly-owned subsidiary, Minghua Hong Kong, and Jinmou Li, the son of our Chairman, Chuquan Li, entered into a stock purchase agreement relating to the sale by Jinmou Li to Minghua Hong Kong of 100% of the equity in Asia Key for a purchase price of RMB 8,200,000 (approximately, US$990,709) and 28,210,000 shares of the Company's common stock.

      Asia Key's only asset is a 15% equity interest in our main operating subsidiary, the Environmental Vehicle Company. The remaining 85% of the outstanding equity of the Environmental Vehicle Company is held indirectly by us. Upon consummation of this acquisition, which occurred on January 19, 2004, we became the indirect owner of all of the outstanding equity of the Environmental Vehicle Company.

Financing Activities

      On January 2, 2004, Kingsrich converted all of the outstanding principal under a convertible promissory note, dated March 13, 2003, in the principal amount of $3,247,225. The conversion rate applicable under the promissory note was $0.13. We issued Kingsrich 24,063,269 shares of our common stock upon conversion of the note.

      On January 8, 2004, Qiang Long paid us $1,204,820 for 3,023,998 shares of our common stock.

      On January 13, 2004, we entered into an agreement with China Cardinal relating to the purchase by China Cardinal of a total of 16,483,514 shares of our common stock at a purchase price per share of $0.14 for aggregate gross proceeds of $2,307,692. China Cardinal funded $662,652 of the total purchase price on January 18, 2004 and received 4,733,229 shares. China Cardinal is obligated to fund the remaining $1,645,040 in exchange for the remaining 11,750,285 shares of our common stock on or before March 31, 2004.

      On January 29, 2004, we entered into a contract (the Acquisition Agreement) with Qiang Long relating to the purchase of 140,000,000 shares of our common stock for an aggregate purchase price of $29,400,000 or a price per share of $0.21. The transactions contemplated by the Acquisition Agreement, when consummated, would effect a change in control of Minghua.

      The acquisition is to be consummated in two installments. On or before April 15, 2004, Qiang Long must pay us $12,600,000 and in consideration of such payment, we would then issue Qiang Long 60,000,000 shares of our common stock. Thereafter, we will convene a stockholders meeting at which we will propose that our stockholders approve an amendment to our certificate of incorporation that would increase the number of shares that are authorized for issuance by us such that we will have sufficient authorized, but unissued, shares to satisfy our obligations under the Acquisition Agreement. Within fifteen days following such stockholders meeting, Qiang Long is obligated to pay us $16,800,000 and Qiang Long will then receive the remaining 80,000,000 shares issuable under the Acquisition Agreement.

      Pursuant to the Acquisition Agreement, Qiang Long paid us a deposit in the amount of $602,410, which will be applied to the first installment due from Qiang Long under the Acquisition Agreement and which will be forfeited by Qiang Long if such first installment is not paid.

      We used the funds that we received to date in the transactions described above for (a) the acquisition of Asia Key as described above, (b) the acquisition of certain fixed assets, (c) the payment of outstanding debts, (d) the payment of accounts payable, (e) accrued director emoluments, (f) accrued payroll expenses, (g) accrued professional fees, and (h) accrued administrative expenses. After using the proceeds for the foregoing purposes, we have not retained any significant portion of the funded amounts as cash on hand.

Appointment of New Directors

      Effective February 10, 2004 and as of February 25, 2004, Messrs. Ji-Kuan Li and Wen-Zhi Zhou have resigned from our board of directors, respectively. Our board of directors has selected Mr. Yun Dong Luan to take the place of Mr. Ji-Kuan Li and Ms. Jie Chen to take the place of Mr. Wen-Zhi Zhou. The resignation of the directors and appointment of new directors was effected pursuant to the September 29, 2003 subscription agreement with Qiang Long, which gave Qiang Long the right to elect two directors.

PLAN OF OPERATION

      If the proposed financing transaction with Qiang Long relating to the issuance by us of an aggregate 140,000,000 shares of our common stock for $29,400,000 is not consummated, then it will be very difficult, if not impossible, for us to effect our business plan. We do not have enough capital resources to continue our operations as they are currently conducted without the receipt of funds from the proposed Qiang Long transaction. We are relying on stockholder loans and limited financing from Qiang Long to continue operations and there can be no assurance that our stockholders or Qiang Long will continue to fund our operations. If our stockholders or Qiang Long do not continue funding our operations and we are unable to raise capital from other sources, we may be forced to scale down our operations or liquidate some or all of our assets.

      Pursuant to a subscription agreement with Qiang Long that we entered into on September 29, 2004, Qiang Long was obligated to fund $4,192,770 on February 29, 2004. To date this payment has not been made. Management is assessing what action to take against Qiang Long as a result of its failure to timely make this payment. management is also concerned that as a result of Qiang Long's failure to make this payment it may not satisfy its funding obligations under the aforementioned January 29, 2004 subscription agreement. If Qiang Long does not satisfy its obligations under that agreement, then we will not have the funding necessary to fully implement our business plan.

      Any discussion of our Plan of Operation regarding capital investments assumes that we will be able to consummate the aforementioned Qiang Long financing or to raise enough capital from other sources to effect such capital investments. No assurance can be given that we will be able to raise capital for such investments. To date, we have not been able to raise any significant amount of capital through the private placement of our securities or otherwise.

      If we are able to raise sufficient funds through the proposed Qiang Long financing or otherwise, we will continue with our research and development efforts in the field of hybrid vehicles and attempt to commercially produce our existing models of hybrid vehicles.

RESULTS OF OPERATIONS

Comparison of 2003 and 2002

      For the year ended December 31, 2003, we had no revenues and incurred a net loss of $1,761,393, as compared to a net loss of $2,490,990 for the year ended December 31, 2002. Expenses in fiscal year 2003 related primarily to professional fees, operating costs, salaries, and other general and administrative expenses.

Liquidity and Capital Resources

      We had $543,396 in cash, cash equivalents and short-term investments as of December 31, 2003. As of such date we also had total assets of $2,547,027. Since inception, we have accumulated a deficit (net loss) of $16,624,694.

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

INFLATION

      We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2003 or December 31, 2002.

SEASONALITY

      We may experience seasonal variations in our future revenues and our operating costs due to seasonality, however, we do not believe that these variations will be material.

RISK FACTORS AFFECTING OUR BUSINESS

      THIS INVESTMENT INVOLVES A HIGH DEGREE OF RISK. BEFORE YOU INVEST YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS PROSPECTUS. IF ANY OF THE FOLLOWING RISKS ARE REALIZED, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE HARMED AND THE VALUE OF OUR STOCK COULD GO DOWN. THIS MEANS YOU COULD LOSE ALL OR A PART OF YOUR INVESTMENT.

      Risks Relating to Our Financial Condition

      WE ARE AN EARLY STAGE DEVELOPMENT COMPANY AND WE HAVE A LIMITED OPERATING HISTORY. WE HAVE NEVER EARNED ANY REVENUES AND IT IS UNCERTAIN WHETHER WE WILL EARN ANY REVENUES IN THE FUTURE OR WHETHER WE WILL ULTIMATELY BE PROFITABLE.

      We are in the development stage and our future operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new transportation products, the utilization of unproven technology and the competitive environment in which we operate. There can be no assurance that we will be able to develop, manufacture or market any products in the future, that future revenues will be significant, that any sales will be profitable or that we will have sufficient funds available to complete our marketing and development programs or to market any products which we may develop. In addition, as a result of our limited operating history even though we do currently have a marketable product, we expect to incur substantial operating losses until we can generate sufficient revenues from the sales of our hybrid electric vehicles to cover our operating costs. We currently have limited sources of potential operating revenue and there can be no assurance that we will be able to develop revenue sources or that our operations will ever become profitable.

      IN ORDER TO FULLY IMPLEMENT OUR BUSINESS AND STRATEGIC PLANS, WE WILL NEED SUBSTANTIAL ADDITIONAL FUNDING. WE MAY NOT BE ABLE TO OBTAIN FUNDING ON ACCEPTABLE TERMS OR AT ALL.

      The amounts and timing of our expenditures will depend primarily on the progress of our capital raising, marketing, technology development and manufacturing programs. We do not currently have enough capital to implement our business and strategic plans. We estimate that our existing working capital will only be sufficient to satisfy our capital and operational requirements for the next six months. Our ability to implement our business and strategic plans is dependent upon our ability to successfully fulfill our capital raising plans. Our cash requirements may vary materially from those now planned because of results of marketing, technology developments, manufacturing costs, relationships with possible strategic partners, changes in our focus and direction, research and development programs, competitive and technological advances and other factors.


      On January 29, 2004, we entered into a contract (the Acquisition Agreement) with Beijing Qiang Long Real Estate Development Co., Ltd. (Qiang
Long) relating to the purchase of 140,000,000 shares of our common stock for an aggregate purchase price of $29,400,000 or a price per share of $0.21. The transactions contemplated by the Acquisition Agreement, when consummated, would effect a change in control of Minghua. The transactions contemplated by the Acquisition Agreement are scheduled to close in the third quarter of this year. If we obtain this financing, then we will be in a much better financial condition and we will have enough funding to fully implement our business plan. However, as discussed below, management has significant reservations about whether the transactions contemplated by the Acquisition Agreement will close.


      Qiang Long is currently the beneficial owner of 4,535,486 shares of our common stock and has the obligation to purchase an additional 10,464,514 shares of our common stock at a price of $0.40 per share pursuant to a separate subscription agreement that was entered into on September 29, 2003. Pursuant to that subscription agreement Qiang Long irrevocably subscribed to purchase 15,000,000 shares of our common stock at a purchase price per share of $0.40 or for aggregate consideration of $6,000,000. This subscription agreement required Qiang Long to fund an additional $4,192,770 on or prior to February 29, 2004. To date, this payment has not been made. Management is assessing what action to take against Qiang Long as a result of its failure to timely make this payment. Management is also concerned that as a result of Qiang Long's failure to make this payment, it may not satisfy its obligations under the aforementioned January 29, 2004 subscription agreement. If Qiang Long does not satisfy its obligations under that agreement, then we will not have the funding necessary to implement our business plan.

      We may seek to satisfy our future funding requirements through new offerings of securities, with collaborative or other strategic alliances or arrangements with corporate partners or from other sources, including additional loans from our stockholders. Additional financing may not be available when needed or on terms acceptable to us. Unavailability of financing may require us to delay, scale back or eliminate some or all of our marketing and development programs. To the extent we raise additional capital by issuing equity securities, your ownership interest would be diluted.

      GIVEN OUR FINANCIAL CONDITION, WE MAY NOT BE ABLE TO HIRE THE QUALIFIED PERSONNEL THAT WE NEED IN ORDER TO SUCCESSFULLY RUN OUR BUSINESS.

      Our success depends on continuing to hire and retain qualified personnel, and if we are not successful in attracting and retaining these personnel, our business will be harmed. Competition for qualified employees is intense, and the process of recruiting personnel with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. There can be no assurance that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. The loss of the services of existing personnel as well as the failure to recruit additional key management and technical personnel in a timely manner would be materially detrimental to our marketing and development programs and to our business.

      In addition, the success of our business depends in significant part upon the continued contributions of key technical and senior management personnel, many of whom would be difficult to replace. The loss of any key employee, the failure of any key employee to perform satisfactorily in his or her current position or our failure to attract and retain other key technical and senior management employees could have a significant negative impact on our operations.

      Business Risks

      WE FACE HARSH COMPETITION IN THE ENVIRONMENTAL VEHICLE MANUFACTURING INDUSTRY. MOST OF OUR COMPETITORS HAVE MORE RESOURCES THAN US. IT WILL BE DIFFICULT FOR US TO COMPETE EFFECTIVELY.

      There are many companies, including well-known auto industry-related companies with substantially more resources than we have, developing hybrid vehicles targeted at specific segments of the market, though very few of these companies currently target the mass transit transportation segment in China. It is likely, however, that our competitors will begin to target this segment. Most of our potential competitors have substantially greater capital, marketing and development capabilities and human resources than we have and will likely represent significant competition for us. The foregoing conditions create a rigorous competitive climate for us and increase the risk that the vehicles and products developed, marketed and sold by us will be unable to compete successfully with other potential marketers of these products. Our competitors may succeed in developing products that are more effective or less costly than any that may be developed by us and may also prove to be more successful than us in technology, marketing and sales.

      As more countries intensify their efforts to produce zero-emission vehicles, frequent technological advances by competitors are inevitable. Therefore, in order for us to compete, a significant amount of financing will be needed to enable us to continue researching and developing our vehicles.

      THE TIME THAT IT TAKES TO COLLECT ACCOUNTS RECEIVABLE FOR OUR BUSINESS WILL LIKELY BE LONGER THAN THE TIME IT TAKES OTHER BUSINESSES. THIS DELAY WILL AFFECT OUR FINANCIAL CONDITION.

      Our business may suffer if we are unable to collect payments from our future customers on a timely basis. Our future customers will have to make a significant commitment of capital to purchase our products. As a result, any downturn in a future customer's business that affects the customer's ability or willingness to pay us could harm our financial condition. Moreover, accounts receivable collection cycles historically tend to be much longer in China than in other markets. The failure of any of our future customers to make timely payments once they become due could require us to write-off accounts receivable or increase our accounts receivable reserves, either of which could adversely affect our operating results and financial condition.

      OUR ABILITY TO SUCCESSFULLY DISTRIBUTE OUR PRODUCTS WILL DEPEND IN LARGE PART ON FINDING SUITABLE DISTRIBUTION PARTNERS. WE HAVE NOT YET IDENTIFIED OR MADE ANY ARRANGEMENTS WITH ANY SUITABLE DISTRIBUTION PARTNERS.

      Our distribution strategy focuses primarily on developing and expanding our direct sales organization in China and our indirect distribution channels outside of China. We may not be able to successfully expand our indirect sales organization outside of China and the cost of any expansion may exceed the revenue generated from these efforts. In addition, if we fail to develop relationships with significant international sales and marketing partners or if these partners are not successful in their sales or marketing efforts, we may be unsuccessful in our expansion efforts outside China.

      To manage our growth effectively, we will need to take various actions, including:

      o identifying and retaining partners who can help us distribute our products;

      o further developing our operating, administrative, financial and accounting systems and controls;
      o maintaining close coordination among our engineering, accounting, finance, marketing, sales and operations organizations;
      o     expanding, training and managing our employee base; and
      o     expanding our finance, administrative and operations staff.

      IF OUR INTELLECTUAL PROPERTY, INCLUDING OUR TRADE SECRETS, IS MISAPPROPRIATED, THEN OUR BUSINESS COULD BE SIGNIFICANTLY HARMED.

      We have obtained patents in China, Germany and Japan. We may seek to obtain additional patents in other countries. Additional patents may not be issued and our issued patents may not be upheld. We cannot guarantee that these and other intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours or otherwise obtain access to our know-how or that others will not be issued patents which may prevent the sale of our products or require licensing and the payment of significant fees or royalties by us for the pursuit of our business. In addition, the legal systems of many foreign countries, including China, do not protect intellectual property rights to the same extent as the legal system of the United States. If we are unable to adequately protect our proprietary information and technology, our business, financial condition and results of operations could be materially adversely affected.

      Furthermore, litigation may be necessary to enforce and protect our intellectual property rights. Any intellectual property litigation could be costly and could cause diversion of management's attention from the operation of our business. Adverse determinations in any litigation could result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. We could also be subject to court orders preventing us from manufacturing or selling our products, which could adversely affect our business.

      Risks Relating to Doing Business in China

      OUR EXECUTIVE OFFICES AND ALL OF OUR OPERATIONS ARE BASED IN THE PEOPLE'S REPUBLIC OF CHINA. ACCORDINGLY, WE ARE SUBJECT TO ALL OF THE RISKS INHERENT IN DOING BUSINESS IN CHINA.

      Our manufacturing facilities and all of our material operations are in China. We expect to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China, including the material risks outlined below.

      Governmental policies in China could impact our business.

      Since 1978, China's government has been and is expected to continue reforming its economic and political systems. These reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for China's political and economic system. New reforms or the readjustment of previously implemented reforms could have a significant negative effect on our operations. Changes in China's political, economic and social conditions and governmental policies which could have a substantial impact on our business include:

      o new laws and regulations or new interpretations of those laws and regulations;
      o the introduction of measures to control inflation or stimulate growth;
      o     changes in the rate or method of taxation;
      o the imposition of additional restrictions on currency conversion and remittances abroad; and

      o any actions which limit our ability to develop, manufacture or sell our products in China, or to finance and operate our business in China.

      Economic policies in China could negatively impact our business.

      The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in various respects, such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position. In the past, the economy of China has been primarily a planned economy subject to one and five-year state plans adopted by central government authorities and largely implemented by provincial and local authorities. These plans set production and development targets.

      Since 1978, increasing emphasis had been placed on decentralization and the utilization of market forces in the development of China's economy. Economic reform measures adopted by China's government may be inconsistent or ineffectual, and we may not in all cases be able to capitalize on any reforms. Further, these measures may be adjusted or modified in ways that could result in economic liberalization measures that are inconsistent from time to time, from industry to industry or across different regions of the country. China's economy has experienced significant growth in the past decade. This growth, however, has been accompanied by imbalances in China's economy and has resulted in significant fluctuations in general price levels, including periods of inflation. China's government has implemented policies from time to time to increase or restrain the rate of economic growth, control periods of inflation or otherwise regulate economic expansion. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by China's government to regulate the economy could also have a significant negative impact on economic conditions in China with a resulting negative impact on our business.

      China's entry into the WTO creates uncertainty.

      China formally became the 143rd member of the World Trade Organization
(WTO), the multilateral trade body, on December 11, 2001. Entry into the WTO will require China to further reduce tariffs and eliminate other trade restrictions. While China's entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China's markets from international companies. The impact of China's entry into the WTO on China's economy and our business is uncertain.

      Uncertainty relating to China's legal system could negatively affect us.

      China has a civil law legal system. Decided court cases do not have binding legal effect on future decisions. Since 1979, many new laws and regulations covering general economic matters have been promulgated in China. Despite this activity to develop the legal system, China's system of laws is not yet complete. Even where adequate law exists in China, enforcement of contracts based on existing law may be uncertain and sporadic and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China's judiciary in many cases creates additional uncertainty as to the outcome of any litigation. Further, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.

      Risks Relating to the Market for Our Securities

      THERE IS A LIMITED PUBLIC MARKET FOR OUR SECURITIES. ACCORDINGLY, YOU MAY FIND IT DIFFICULT TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK. ALSO, GIVEN THAT THERE IS A LIMITED PUBLIC MARKET FOR OUR STOCK, OUR STOCK PRICE TENDS TO BE VERY VOLATILE.

      Our common stock is quoted on the Over-the-Counter Bulletin Board. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This lack of information limits the liquidity of our common stock, and likely will have an adverse effect on the market price of our common stock and on our ability to raise additional capital.

      Our stock price could be subject to wide fluctuations in the future in response to many events or factors, including:

      o     actual or anticipated fluctuations in operating results;
      o changes in expectations as to future financial performance or changes in financial estimates or buy/sell recommendations of securities analysts;
      o     changes in governmental regulations or policies in China;
      o our, or a competitor's, announcement of new products or technological innovations; and
      o the operating and stock price performance of other comparable companies.

      The fact that there is a limited public market in our stock and general market conditions and domestic or international macroeconomic factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

      OUR STOCK IS A PENNY STOCK AND THERE ARE SIGNIFICANT RISKS RELATED TO BUYING AND OWNING PENNY STOCKS.

      Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that sell non-Nasdaq listed securities except in transactions exempted by the rule, including transactions meeting the requirements of Rule 506 of Regulation D under the Securities Act and transactions in which the purchaser is an institutional accredited investor (as defined) or an established customer (as defined) of the broker or dealer. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect your ability to sell any of the securities you own.

      The Securities and Exchange Commission regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price (as defined in the regulations) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to some exceptions. For any transaction by a broker-dealer involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Our market liquidity could be severely adversely affected by these rules on penny stocks.

      WE HAVE COMMITMENTS TO ISSUE A SIGNIFICANT NUMBER OF SHARES OF OUR CAPITAL STOCK AND WE WILL LIKELY NEED TO ISSUE MANY OTHER SHARES IN THE FUTURE TO FINANCE OUR BUSINESS. YOUR INTEREST IN MINGHUA WILL BE SIGNIFICANTLY DILUTED AS A RESULT OF ALL OF THESE STOCK ISSUANCES.

      If the transactions contemplated by the Acquisition Agreement are consummated, then we will issue 140,000,000 shares of our common stock to Qiang Long at $0.21 per share. In addition, pursuant to a separate subscription agreement with Qiang Long, we are obligated to issue them an additional 10,481,925 shares at a price per share equal to $0.40. Qiang Long is currently in default of this obligation. We are also committed, pursuant to a subscription agreement, to issue another investor 16,483,514 shares of our common stock at a price per share of $0.14. Upon the issuance of these shares you will experience dilution in the net tangible book value of your Minghua common stock.

ITEM 7.  FINANCIAL STATEMENTS

      See the index to our financial statements and our financial statements following the Signature Page at the end of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

ITEM 8A.  CONTROLS AND PROCEDURES

      Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including Albert Wong, our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Wong concluded that as of December 31, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

      There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)



Directors and Executive Officers of Minghua

         The directors and executive officers of Minghua are as follows:

Name                    Age                        Position

Li Chuquan               46              Chairman of the Board

Albert Wong              52              Director, Chief Executive Officer,
                                         Secretary and Treasurer

Chan Kuen Kwong          41              Director

Yun Dong Luan            67              Director

Jie Chen                 48              Director

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

      ALBERT WONG has served as Chief Executive Officer, President, Secretary and Treasurer of Minhgua since April 30, 2002. Since October 16, 2002, he has also served as a director. Mr. Wong is a Canadian national and a qualified professional accountant and registered financial planner with various related professional designations. For the past 5 years prior to joining us, Mr. Wong worked for Charise Financial Consultants Limited, a corporate financial planning company, as its Managing Director and Chief Executive Officer.

      CHAN KUEN KWONG became a director on August 2, 2001. He is responsible for marketing and business development activities. From October 1994 to July 2001, Mr. Chan worked for KYW Steel Co Ltd as a sales manager.

      YUN DONG LUAN became a director in February 2004. He is the Vice Chairman of the Zhang Xue-Liang Fund Association and has held various positions with such Association over the past five years. The Zhang Xue-Liang Fund Association is in the business of arranging meetings, conferences and exhibitions. It also provides public relations and investor relations support to its clients.

      JIE CHEN became a director in February 2004. She is the Vice Secretary of the Zhang Xue-Liang Fund Association and has held such position and other positions with such Association over the past five years. The Zhang Xue-Liang Fund Association is in the business of arranging meetings, conferences and exhibitions. It also provides public relations and investor relations support to its clients. Prior to joining the Zhang Xue-Liang Fund Association, Ms. Chen held various key positions with television stations and public relations companies in China.

KEY EMPLOYEES

      MR. JIN GUODONG, technical principal of Shenzhen Minghua Environmental Protection. Mr. Jin is the Professor and engineer and is well-known in electric hybrid vehicle research manufacturing field in China.

      LIAO CUI QUAN, Assistant Chief Engineer. Prior to becoming the Assistant Chief Engineer he was the technical manager of an electronics company. He was involved in the making process of two prototype vehicles, the MH6720 and MH6120.

AUDIT COMMITTEE FINANCIAL EXPERT

      We do not have any audit committee financial expert serving on our board of directors other than Albert Wong, our Chief Executive Officer, who is not independent. After we are successful in either closing our capital raising transaction with Qiang Long or otherwise raising capital, we will seek to retain an independent audit committee financial expert.

CODE OF ETHICS

      On March 8, 2004, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. We have filed the code of ethics as exhibit 14 to this Annual Report on Form 10-KSB.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, we believe that during the year ended December 31, 2003, all such filing requirements applicable to its officers and directors were complied with, except that various directors, officers and others were late in filing Form 3, Form 4 and other reports during the fiscal year ended December 31, 2003.

ITEM 10.  EXECUTIVE COMPENSATION



      The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chairman, our Chief Executive Officer and each of the next four highly compensated executive officers for services in all capacities to us, our subsidiaries and predecessors. SUMMARY COMPENSATION TABLE


                                 ANNUAL COMPENSATION                   LONG-TERM COMPENSATION AWARDS
                                ----------------------                 ----------------------------- PAYOUTS
                                                                                      SECURITIES     -------
                                                           OTHER                      UNDER-LYING                 ALL
                                                           ANNUAL       RESTRICTED    OPTIONS/                    OTHER
NAME                                                       COMP-        STOCK         SARS           LTIP         COMPEN-
AND PRINCIPAL                   SALARY           BONUS     ENSATION     AWARDS        (#)            PAYOUTS      SATION
POSITION               YEAR     ($)              ($)       ($)          ($)                          ($)          ($)
Albert Wong, Chief     2003     30,769           2,564      0           0             500,000        0            0
Executive Officer      2002     23,077           2,564      0           60,000        0              0            0
and President          2001     0                0          0           0             0              0            0

Chuquan Li, Chairman   2003     153,846          12,821     0           0             2,000,000      0            0
                       2002     153,846          12,821     0           0             0              0            0
                       2001     153,846          12,821     0           0             0              0            0


Kuen Kwong Chan,       2003     61,538           5,128      0           0             500,000        0            0
Director               2002     61,538           5,128      0           0             0              0            0
                       2001     61,538           5,128      0           0             0              0            0

Ji-Kuan Li             2003     21,951           0          0           0             500,000        0            0
Director               2002     14,634           0          0           36,000        0              0            0
                       2001     0                0          0           0             0              0            0

Wen Zhi Zhou           2003     26,927           0          0           0             500,000        0            0
Director               2002     26,927           0          0           36,000        0              0            0
                       2001     26,927           0          0           0             0              0            0

                     OPTION/SARS GRANTS IN LAST FISCAL YEAR

      The following table sets forth the grant of stock options and stock appreciation rights (SARs) made during the year ended December 31, 2003, to the persons named in the Summary Compensation Table:

                                                       Percent of Total
                          Number of Securities       Options/SARs Granted          Exercise of
                               Underlying              to Employees in              Base Price         Expiration
Name                      Options/SARs Granted           Fiscal Year                  ($/Sh)              Date
Albert Wong
Chief Executive                                              12.5%                    $0.12              2/29/04
Officer, President,              500,000
Secretary and Treasurer
Chuquan Li                      2,000,000                     50%                     $0.12              2/29/04
Chairman
Kuen Kwong Chan                  500,000                     12.5%                    $0.12              2/29/04
Director
Ji-Kuan Li                       500,000                     12.5%                    $0.12              2/29/04
Director
Wen Zhi Zhou                     500,000                     12.5%                    $0.12              2/29/04
Direcotr


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

      The following table sets forth information with respect to unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 2003. No stock options were exercised in 2003 by those persons.

                                                                 Number of Unexercised      Value of Unexercised
                                                                 Securities Underlying          In-The-Money
                                                                 Options/SARs at FY-End    Option/SARs at FY-End
                          Shares Acquired    Value Realized         (#) Exercisable/          ($) Exercisable/
          Name              on Exercise            ($)               Unexercisable             Unexercisable
Albert Wong
Chief Executive                  0                  0                   500,000                   $60,000
Officer, President,
Secretary and Treasurer
Chuquan Li                       0                  0                  2,000,000                  $240,000
Chairman
Kuen Kwong Chan                  0                  0                   500,000                   $60,000
Director
Ji-Kuan Li                       0                  0                   500,000                   $60,000
Director
Wen Zhi Zhou                     0                  0                   500,000                   $60,000
Director

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

         The following table sets forth information with respect to awards made to persons named in the Summary Compensation Table pursuant to a long-term incentive plan in the fiscal year ending December 31, 2003.

        Name              Number of        Performance or            Estimated Future Payouts Under Non-Stock
                      Shares, Units or      Other Period                        Price-Based Plans
                        Other Rights      Under Maturation
                                             or Payout          Threshold            Target             Maximum
Albert Wong                   0                  0                   0                  0                   0
Chief Executive
Officer, President,
Secretary and
Treasurer
Chuquan Li                    0                  0                   0                  0                   0
Chairman
Kuen Kwong Chan               0                  0                   0                  0                   0
Director
Ji-Kuan Li                    0                  0                   0                  0                   0
Director
Wen Zhi Zhou                  0                  0                   0                  0                   0
Director


COMPENSATION OF DIRECTORS

      All directors are reimbursed for out-of-pocket expenses in connection with attendance at board of director's and/or committee meetings, but are not otherwise compensated.

EMPLOYMENT AGREEMENTS

      On April 16, 2002 we entered into an employment agreement with Mr. Albert Wong as Chief Executive Officer. The agreement expired on April 9, 2003 and has been extended for a further year. Mr. Wong receives monthly compensation under the agreement equal to HK$20,000 (approximately US$2,564) and is reimbursed for any expenses that he incurs on behalf of Minghua. In addition, on October 16, 2002, the Board of Directors agreed to issue 500,000 shares of Minghua's common stock to Mr. Wong.

      We do not have employment agreements with any of our other executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

      The following table sets forth, as of December 31, 2003, the number of shares of common stock owned of record and beneficially by any person who holds 5% or more of the outstanding common stock of Minghua.

Name and Address Of Beneficial Owner              Amount and Nature of Beneficial          Percentage of Class
                                                            Ownership
Chuquan Li
Chairman                                                     23,700,000                           29.41%
Guangdong Bian Fang Building, 10th Floor
Futian District, Shenzhen, 518033
People's Republic of China

Kingsrich Development Limited                                24,036,269                           29.83%
Sincere Insurance Building
4 - 6 Hennessey Road
Wanchai, Hong Kong

Beijing Qiang Long Real Estate Development Co.               4,535,486                            5.63%
Ltd.
No. 95 Kangxi Road
Ba Da Xia Industrial Development Zone
Yanqing County, Beijing
People's Republic of China

      The following table sets forth, as of December 31, 2003, the number of shares of common stock owned of record and beneficially by all directors, each of the named officers in the Summary Compensation Table, and the directors and executive officers of the Company as a group.

Name and Address Of Beneficial Owner              Amount and Nature of Beneficial          Percentage of Class
                                                             Ownership
Chuquan Li
Chairman                                                     23,700,000                           29.41%
Guangdong Bian Fang Building, 10th Floor
Futian District, Shenzhen, 518033
People's Republic of China

Kuen Kwong Chan                                              2,800,000                            3.48%
Director
Guangdong Bian Fang Building, 10th Floor
Futian District, Shenzhen, 518033
People's Republic of China

Albert Wong
Chief Executive Officer, President, Secretary                 500,000                             0.62%
and Treasurer
Guangdong Bian Fang Building, 10th Floor
Futian District, Shenzhen, 518033
People's Republic of China

Ji-Kuan Li                                                    300,000                             0.37%
Director
Guangdong Bian Fang Building, 10th Floor
Futian District, Shenzhen, 518033
People's Republic of China

Wen-Zhi Zhou                                                  300,000                             0.37%
Director
Guangdong Bian Fang Building, 10th Floor
Futian District, Shenzhen, 518033
People's Republic of China

All Directors and Executive Officers as a                    27,600,000                           34.26%
Group (5 people)

CHANGES IN CONTROL

      On January 29, 2004, we entered into the Acquisition Agreement with Qiang Long relating to the purchase of 140,000,000 shares of our common stock for an aggregate purchase price of $29,400,000 or a price per share of $0.21. If and when the transactions contemplated by the Acquisition Agreement are consummated (assuming that Qiang Long exercises its subscription right to purchase an additional 10,464,514 shares of our common stock pursuant to a separate unrelated agreement described below) and after giving effect to certain issuances of common stock that we are obligated to issue, Qiang Long would become the owner of approximately 51% of our then outstanding common stock. Accordingly, the transactions contemplated by the Acquisition Agreement, when consummated, would effect a change in control of us. The closing of the transactions contemplated by the Acquisition Agreement is conditioned upon, among other things, our ability to obtain stockholder approval of an amendment to our certificate of incorporation that would authorize additional shares such that we will be able to issue all 140,000,000 shares to Qiang Long.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has rented the office at 10th Floor, Guangdong Bianfang Building, Fu Jing Road, Fu Tian District, Shenzhen, People's Republic of China. The office is owned by Minghua Real Estate (Shenzhen) Ltd. which is owned by a British Virgin Island company whose sole shareholder is our Chairman, Chuquan Li. We pay Minghua Real Estate (Shenzhen) Ltd. an annual rental of $153,600 under our leasing arrangement for such space.

      On January 19, 2004, our wholly-owned subsidiary, Minghua Hong Kong and Jinmou Li, the son of our Chairman, Chuquan Li, entered into a stock purchase agreement relating to the sale by Jinmou Li to Minghua Hong Kong of 100% of the equity in Asia Key for a purchase price of RMB 8,200,000 (approximately, US$990,709) and 28,210,000 shares of the Company's common stock.

      The parties agreed upon a valuation of SZ Minghua of RMB 273,000,000 (approximately, US$32,983,363.34), which was calculated based upon the paid-up capital, accumulated funds and the value of the production project and stock value. The parties further agreed that RMB 40,980,000 (approximately, US$4,951,121) constitutes the value of the 15% interest that Minghua Hong Kong acquired. The Company's shares that were issued as partial consideration for the 15% equity interest were valued at a price of $0.14 per share.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Financial Statements

      The financial statement of the Company as set forth in the Index to Consolidated Financial Statements under Part II, Item 7 of this Form 10-KSB are hereby incorporated by reference.

                                    EXHIBITS


EXHIBIT NUMBER          DESCRIPTION

2.1 Stock Purchase Agreement, dated January 19, 2004, among the Company, Minghua Group International Holding (Hong
                        Kong) Limited and Li Jinmou relating to the acquisition of Asia Key Group Limited [Incorporated by reference to
                        Exhibit 10.3 of the Form 8-K filed on February 12, 2004 in Commission file number 0-30183]

2.2 Stock Purchase Agreement, dated April 27, 2001, among the Company, Minghua Acquisition Corp., Li Chuquan and Chan Kuen Kwong [Incorporated by reference to Exhibit
                        2.1 of the Form 8-K filed on May 3, 2001 in Commission file number 0-30183]

3.1 Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

3.2 Certificate of Amendment of Certificate of Incorporation of the Company [Incorporated by reference to Appendix A of the Definitive Proxy Statement of the Company filed on July 3, 2001 in Commission file number 0-30183]

3.3 Amended and Restated Bylaws of the Company [Incorporated by reference to Exhibit 3.3 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183 in Commission file number 0-30183]

4.1 Warrant to Purchase Common Stock, dated April 2, 2001, between the Company and First Pacific Capital, Ltd. [Incorporated by reference to Exhibit 10.9 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

4.2 Registration Rights Agreement, dated June 22, 2001, among the Company, Li Chuquan and Chan Kuen Kwong [Incorporated by reference to Exhibit 4.2 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

4.3 Registration Rights Agreement, dated July 23, 2001, among the Company and the stockholders of the Company named in the Registration Rights Agreement [Incorporated by reference to Exhibit 4.2 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

4.4 Form of Regulation D Subscription Agreement [Incorporated by reference to Exhibit 4.2 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

4.5 Form of Regulation S Subscription Agreement [Incorporated by reference to Exhibit 4.2 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

10.1 Guangzhou City View Bus Installation Company Limited Agreement [Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 28, 2003 in Commission file number 0-30183]

10.2 Kingsrich Development Limited Loan Agreement [Incorporated by reference to Exhibit 10.2 of the Form 8-K filed on March 28, 2003 in Commission file number 0-30183]

10.3 Kingsrich Development Limited Convertible Promissory Note [Incorporated by reference to Exhibit 10.3 of the Form 8-K filed on March 28, 2003 in Commission file number 0-30183]

10.4 Registration Rights Agreement, dated March 17, 2003, between the Company and Kingsrich Development Limited [Incorporated by reference to Exhibit 10 of the Form 10-QSB filed on August 28, 2003 in Commission file number 0-30183]

10.5 Regulation S Subscription Agreement, dated September 29, 2003, between the Company and Beijing Qiang Long Real Estate Development Company, Ltd. relating to subscription rights for 15,000,000 shares of the Company's Common Stock [Incorporated by reference to
                        Exhibit 10.1 of the Form 10-QSB filed on December 2, 2003 in Commission file number 0-30183]

10.6 Contract, dated January 29, 2004, between Beijing Qiang Long Real Estate Development Co. Ltd. and the Company [Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 12, 2004 in Commission file number 0-30183]

10.7 Contract, dated January 13, 2004, between China Cardinal Limited and the Company [Incorporated by reference to
                        Exhibit 10.2 of the Form 8-K filed on February 12, 2004 in Commission file number 0-30183]

10.8 Employment/Co-Operation Agreement, dated April 10, 2002, between the Company and Albert Wong [Incorporated by reference to Exhibit 99.1 of the Form 8-K filed on May 2, 2002 in Commission file number 0-30183]

10.9 Employment Agreement, dated July 11, 2001, between the Company and Li Chuquan [Incorporated by reference to
                        Exhibit 10.1 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

10.10 Non-Qualified Stock Option Agreement, dated July 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit 10.2 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

10.11 Stock Option Agreement, dated July 11, 2001, between the Company and Li Chuquan [Incorporated by reference to
                        Exhibit 10.3 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

10.12 Employment Agreement, dated April 5, 2001, between the Company and Ronald C. H. Lui [Incorporated by reference to Exhibit 10.4 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

10.13 Incentive Stock Option Agreement, dated April 5, 2001, between the Company and Ronald C. H. Lui [Incorporated by reference to Exhibit 10.5 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

10.14 Non-qualified Stock Option Agreement, dated April 5, 2001, between the Company and Ronald C. H. Lui [Incorporated by reference to Exhibit 10.6 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

10.15 Amendment to Stock Option Agreements, dated April 12, 2001, between the Company and Ronald C. H. Lui [Incorporated by reference to Exhibit 10.7 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

10.16 Consulting Agreement, dated April 2, 2001, between the Company and First Pacific Capital Ltd. [Incorporated by reference to Exhibit 10.8 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

10.17 Letter Agreement, dated April 5, 2001, between the Company and First Pacific Capital Ltd. [Incorporated by reference to Exhibit 10.10 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

10.18 2001 Stock Plan [Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed on July 3, 2001 in Commission file number 0-30183]

10.19 Placement Agency Agreement, dated July 23, 2001, between the Company and Chicago Investment Group Incorporated [Incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

10.20 Letter Agreement repayment of stockholder loan, dated December 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit 99.1 of the Form 8-K filed on December 20, 2001 in Commission file number 0-30183]

14*                     Code of Ethics

21*                     A description of the subsidiaries of the registrant

31*                     Rule 13a-14/15d-14(a) Certifications

32*                     Section 1350 Certifications

*     Filed with this report. Otherwise, incorporated by reference as indicated.

      (B) REPORTS ON FORM 8-K

      A Current Report on Form 8-K dated February 12, 2004, was filed by the Company with the Securities and Exchange Commission to report a change of control transaction and certain other material events, including contingent financing transactions and the appointment of two directors.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      The aggregate fees billed for each of the fiscal year ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $45,000 and $32,961, respectively.

AUDIT RELATED FEES

      The aggregate fees billed in the fiscal year ended December 31, 2003 and 2002 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

TAX FEES

      The aggregate fees billed in the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $10,000 and $0, respectively.

ALL OTHER FEES

      The aggregate fees billed in the fiscal years ended December 31, 2002 and 2001 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

      On March 8, 2004 our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under
Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2003 and the quarterly reviews for the subsequent fiscal quarters of 2004 through the review for the quarter ended September 30, 2004 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Albert Wong to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

      The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

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

SIGNATURE                                            CAPACITY                                   DATE
----------                                           --------                                   ----
/s/ Li Chuquan                      Chairman of the Board of Directors                     April 13, 2004
------------------
Li Chuquan

/s/ Albert Wong                     Director, Chief Executive Officer                      April 13, 2004
---------------------------
Albert Wong

/s/ Chan Kuen Kwong                 Director                                               April 13, 2004
---------------------------
Chan Kuen Kwong

/s/Yun Dong Luan                    Director                                               April 13, 2004
------------------
Yun Dong Luan

/s/ Jie Chen                        Director                                               April 13, 2004
---------------------------
Jie Chen

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)




                 I N D E X TO CONSOLIDATED FINANCIAL STATEMENTS








                                                                PAGE

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                      F - 1


INDEPENDENT AUDITORS' REPORT - CURRENT AUDITOR                  F - 2


INDEPENDENT AUDITORS' REPORT - PREDECESSOR AUDITOR              F - 3


CONSOLIDATED FINANCIAL STATEMENTS:

         BALANCE SHEET                                          F - 4

         STATEMENTS OF OPERATIONS                               F - 5

         STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY      F - 6 - F - 7

         STATEMENTS OF CASH FLOWS                               F - 8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                  F - 9 - F -  32

To the Board of Directors and Shareholders
Minghua Group International Holdings Limited
New York, New York

                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheet of Minghua Group International Holdings Limited (a development stage company) and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2003 and for the period from June 4, 1997 (Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Minghua Group International Holdings Limited as of December 31, 2002 and for the year then ended were audited by other auditors whose audit report thereon have been furnished to us. Our opinion expressed herein on the period June 4, 1997 (inception) to December 31, 2003, as it relates to 2002 and for the period June 4, 1997 to December 31, 1999 is based solely upon the audit report and work of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minghua Group International Holdings Limited (a development stage company) and subsidiaries as of December 31, 2003 and the consolidated results of its operations, changes in stockholders deficiency and its consolidated cash flows for the year ended December 31, 2003 and for the period from June 4, 1997 (Inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no established source of revenues, has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Livingston, Wachtell & Co., LLP
CERTIFIED PUBLIC ACCOUNTANTS
New York, N.Y.
March 12, 2004

To the Board of Directors and Shareholders
Minghua Group International Holdings Limited
New York, New York

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Minghua Group International Holdings Limited (a development stage company) as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2002 and the period from June 4, 1997 (Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Minghua Group International Holdings Limited as of December 31,2001 and for the period June 4,1997 (Inception) to December 31,2001 were audited by other auditors whose report dated March 25, 2002, on these financial statements included an explanatory paragraph describing conditions that raise substantial doubt about the company's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minghua Group International Holdings Limited (a development stage company) as of December 31, 2002 and the consolidated results of its operations and its cash flows for the year ended December 31, 2002 and the period from June 4, 1997 (Inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ KND & CO. CPA LIMITED
CERTIFIED PUBLIC ACCOUNTANTS
Hong Kong
April 14, 2003

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003

                                     Assets
Current assets
      Cash and cash equivalents                                 $    543,396
      Due from related company                                       132,744
      Prepaid expenses and other current assets                      122,312
                                                                ------------

               Total current assets                                  798,452
                                                                ------------

Property, plant and equipment - at cost                              658,299
      Less: accumulated depreciation                                (294,023)
                                                                ------------

                                                                     364,276
Other assets
      Deposits on pending business acquisitions                    1,088,585
       Patent rights                                                 295,714
                                                                ------------

                                                                   1,384,299

               Total assets                                     $  2,547,027
                                                                ============

                    Liabilities and Stockholders' Deficiency

Current liabilities
      Notes payable - bank                                      $    649,492
      Accrued liabilities                                          1,793,168
      Due to stockholders                                            219,347
      Due to related company                                          69,474
                                                                ------------

               Total current liabilities                           2,731,481

Long-term debt convertible promissory note payable                 3,128,225
                                                                ------------

               Total liabilities                                   5,859,706
                                                                ------------

Commitments and contingencies

Stockholders' deficiency
      Common stock                                                   535,077
      Common stock subscribed                                      5,395,405
      Additional paid in capital                                  12,246,612
      Deficit accumulated during the development stage           (16,624,694)
                                                                ------------
                                                                   1,552,400
      Less: stock subscription receivable                         (4,865,079)
                                                                ------------

               Total stockholders' deficiency                     (3,312,679)
                                                                ------------

               Total liabilities and stockholders' deficiency   $  2,547,027
                                                                ============

The accompanying notes are an integral part of the consolidated financial statements.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                            Cumulative Amounts Since
                                                                                   Inception,
                                                       For the Year Ended         June 4,1997 To
                                                          December 31,             December 31,
                                                          ------------
                                                       2003            2002            2003
                                                       ----            ----            ----

Cost and expenses
      General and administrative expenses          $  1,388,705    $  2,590,384    $  7,618,567
      Research and development costs                         --         116,554       8,775,729
                                                   ------------    ------------    ------------

Operating loss                                       (1,388,705)     (2,706,938)    (16,394,296)


Other income (expense)
      Other income                                      119,562         296,548         416,110
      Interest expense                                 (492,250)        (80,600)       (646,508)
                                                   ------------    ------------    ------------

                                                     (1,761,393)   $ (2,490,990)   $(16,624,694)
                                                   ============    ============    ============

   Basic and diluted net loss per share            $       (.03)   $       (.05)
                                                   ============    ============

Weighted average number of common
            shares outstanding                       52,032,906      49,269,403
                                                   ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                FROM INCEPTION JUNE 4, 1997 TO DECEMBER 31, 2003




                                                              Common Stock                    Common Stock
                                                             $.12834 Par Value               $.01 Par Value
                                                             -----------------               --------------

Common stock issued - June 4, 1997                           10,000    $      1,283              --   $         --
     Net loss for the period                                     --              --              --             --
                                                       ------------    ------------    ------------   ------------

Balance - December 31, 1997                                  10,000           1,283              --             --
     Net loss for the year                                       --              --              --             --
                                                       ------------    ------------    ------------   ------------

Balance - December 31, 1998                                  10,000           1,283              --             --
     Shares issued at par value March 30, 1999              990,000         127,057              --             --
     Net loss for the year                                       --              --              --             --
                                                       ------------    ------------    ------------   ------------

Balance - December 31, 1999                               1,000,000         128,340              --             --
     Net loss for the year                                       --              --              --             --
                                                       ------------    ------------    ------------   ------------

Balance - December 31, 2000                               1,000,000         128,340              --             --
     Shares issued at $.20 - April 5                             --              --         385,685          3,857
     Shares issued at $.20 - April 17                            --              --       7,500,000         75,000
     Shares issued at par value - June 22                        --              --      28,000,000        280,000
     Recapitalization - June 22*                         (1,000,000)       (128,340)      3,600,000         36,000
     Dividend paid - June 22                                     --              --              --             --
     Shares issued at $2.00 -  July 23                           --              --         473,500          4,735
     Shares issued at $2.00 -  October 1                         --              --          10,000            100
     Shares issued - per debt for equity exchange
        agreement - December 26 issuance
                                                                 --              --       8,500,000         85,000
     Capital contributed - debt to equity
        conversion - December 26                                 --              --              --             --
     Net loss for the year                                       --              --              --             --
                                                       ------------    ------------    ------------   ------------

Balance - December 31, 2001 (carry forward)                      --    $         --      48,469,185   $    484,692

                                                                                                        Deficit
                                                                                                     Accumulated
                                                             Common Stock             Additional       During the
                                                             Subscribed                Paid In       Development
                                                            $.01 Par Value             Capital          Stage
                                                            --------------
                                                                     Amount           TOTAL            AMOUNT
Common stock issued - June 4, 1997                               --   $         --   $         --    $         --
     Net loss for the period                                     --             --             --            (289)
                                                       ------------   ------------   ------------    ------------

Balance - December 31, 1997                                      --             --             --            (289)
     Net loss for the year                                       --             --             --          (3,209)
                                                       ------------   ------------   ------------    ------------

Balance - December 31, 1998                                      --             --             --          (3,498)
     Shares issued at par value March 30, 1999                   --             --             --              --
     Net loss for the year                                       --             --             --            (302)
                                                       ------------   ------------   ------------    ------------

Balance - December 31, 1999                                      --             --             --          (3,800)
     Net loss for the year                                       --             --             --      (9,876,193)
                                                       ------------   ------------   ------------    ------------

Balance - December 31, 2000                                      --             --             --      (9,879,993)
     Shares issued at $.20 - April 5                             --             --         73,280              --
     Shares issued at $.20 - April 17                            --             --      1,425,000              --
     Shares issued at par value - June 22                        --             --             --              --
     Recapitalization - June 22*                                 --             --       (498,280)             --
     Dividend paid - June 22                                     --             --     (1,000,000)             --
     Shares issued at $2.00 -  July 23                           --             --        942,265              --
     Shares issued at $2.00 -  October 1                         --             --         19,900              --
     Shares issued - per debt for equity exchange
        agreement - December 26 issuance
                                                                 --             --      8,415,000              --
     Capital contributed - debt to equity
        conversion - December 26                                 --             --      1,500,000              --
     Net loss for the year                                       --             --             --      (2,492,318)
                                                       ------------   ------------   ------------    ------------

Balance - December 31, 2001 (carry forward)                      --   $         --   $ 10,877,165    $(12,372,311)




                                                       Subscription
                                                        Receivable

                                                         AMOUNT         TOTAL
Common stock issued - June 4, 1997                     $         --   $      1,283
     Net loss for the period                                     --           (289)
                                                       ------------   ------------

Balance - December 31, 1997                                      --            994
     Net loss for the year                                       --         (3,209)
                                                       ------------   ------------

Balance - December 31, 1998                                      --         (2,215)
     Shares issued at par value March 30, 1999                   --        127,057
     Net loss for the year                                       --           (302)
                                                       ------------   ------------

Balance - December 31, 1999                                      --        124,540
     Net loss for the year                                       --     (9,876,193)
                                                       ------------   ------------

Balance - December 31, 2000                                      --     (9,751,653)
     Shares issued at $.20 - April 5                             --         77,137
     Shares issued at $.20 - April 17                            --      1,500,000
     Shares issued at par value - June 22                        --        280,000
     Recapitalization - June 22*                                 --       (590,620)
     Dividend paid - June 22                                     --     (1,000,000)
     Shares issued at $2.00 -  July 23                           --        947,000
     Shares issued at $2.00 -  October 1                         --         20,000
     Shares issued - per debt for equity exchange
        agreement - December 26 issuance
                                                                 --      8,500,000
     Capital contributed - debt to equity
        conversion - December 26                                 --      1,500,000
     Net loss for the year                                       --     (2,492,318)
                                                       ------------   ------------

Balance - December 31, 2001 (carry forward)            $         --   $ (1,010,454)

The accompanying notes are an integral part of the consolidated financial statements.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                   INCEPTION JUNE 4, 1997 TO DECEMBER 31, 2003





                                                              Common Stock                Common Stock
                                                            $.12834 Par Value            $.01 Par Value
                                                            -----------------            --------------
                                                           Shares       Amount        Shares         Amount
Balance - December 31, 2001 (brought forward)                    --   $       --     48,469,185   $    484,692
Shares issued at $.20 - February 20                              --           --        372,807          3,728
Shares issued at par - exercise of stock options
     - April 24 - for services                                   --           --        540,260          5,403
Shares issued at $.13 -
     For services rendered November 27                           --           --      1,100,000         11,000
     Net loss for the year                                       --           --             --             --
                                                         ----------   ----------   ------------   ------------

Balance - December 31, 2002                                      --           --     50,482,252        504,823
Shares issued at $.12 -  March 31                                --           --      1,513,969         15,139
Shares subscribed at $.40 - September 29                         --           --             --             --
Shares issued at $.40 - October 3                                --           --      1,511,488         15,115
Cash received - September, October and December 2003
                                                                 --           --             --             --
Net loss for the year                                            --           --             --             --
                                                         ----------   ----------   ------------   ------------

Balance - December 31, 2003                                      --   $       --     53,507,709   $    535,077
                                                         ==========   ==========   ============   ============

                                                                                                            Deficit
                                                                                                          Accumulated
                                                                  Common Stock              Additional     During the
                                                                   Subscribed                Paid In       Development
                                                                  $.01 Par Value             Capital          Stage
                                                                 --------------
                                                              Shares          Amount          Amount         Amount
Balance - December 31, 2001 (brought forward)                         --    $         --    $ 10,877,165   $(12,372,311)
Shares issued at $.20 - February 20                                   --              --          70,833             --
Shares issued at par - exercise of stock options
     - April 24 - for services                                        --              --         410,597             --
Shares issued at $.13 -
     For services rendered November 27                                --              --         132,000             --
     Net loss for the year                                            --              --              --     (2,490,990)
                                                            ------------    ------------    ------------   ------------

Balance - December 31, 2002                                           --              --      11,490,595    (14,863,301)
Shares issued at $.12 -  March 31                                     --              --         166,537             --
Shares subscribed at $.40 - September 29                      15,000,000       6,000,000              --             --
Shares issued at $.40 - October 3                             (1,511,488)       (604,595)        589,480             --
Cash received - September, October and December 2003
                                                                      --              --              --             --
Net loss for the year                                                 --              --              --     (1,761,393)
                                                            ------------    ------------    ------------   ------------

Balance - December 31, 2003                                   13,488,512    $  5,395,405    $ 12,246,612   $(16,624,694)
                                                            ============    ============    ============   ============




                                                       Subscription
                                                        Receivable

                                                          Amount           Total
Balance - December 31, 2001 (brought forward)          $         --    $ (1,010,454)
Shares issued at $.20 - February 20                         (74,561)             --
Shares issued at par - exercise of stock options
     - April 24 - for services                                   --         416,000
Shares issued at $.13 -
     For services rendered November 27                           --         143,000
     Net loss for the year                                       --      (2,490,990)
                                                       ------------    ------------

Balance - December 31, 2002                                 (74,561)     (2,942,444)
Shares issued at $.12 -  March 31                                --         181,676
Shares subscribed at $.40 - September 29                 (6,000,000)             --
Shares issued at $.40 - October 3                                --              --
Cash received - September, October and December 2003
                                                          1,209,482       1,209,482
Net loss for the year                                            --      (1,761,393)
                                                       ------------    ------------

Balance - December 31, 2003                            $ (4,865,079)   $ (3,312,679)
                                                       ============    ============


*SEE FOOTNOTE 1 REGARDING RECAPITALIZATION OF MINGHUA GROUP INTERNATIONAL HOLDING (HONG KONG) LIMITED

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Cumulative
                                                                                    Amounts Since
                                                                                      Inception
                                                          For the Year Ended       June 4, 1997 To
                                                              December 31,           December 31,
                                                          2003           2002            2003
                                                          ----           ----            ----
Cash Flows From Operating Activities
Net loss                                             $ (1,761,393)   $ (2,490,990)   $(16,624,694)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation                                              163,943          77,058         327,017
Common stock issued for services                               --         559,000         559,000
(Gain) loss on disposition of assets                      (46,559)        146,621         205,837
Research and development expenses recorded
in reorganization                                              --              --       8,612,730
Reorganization expenses recorded in
reorganization                                                 --              --         455,830
Changes in operating assets and liabilities:
Prepaid expenses and other assets                          44,160           6,340        (612,200)
Accrued liabilities                                     1,000,630       1,022,608       2,887,885

Net cash used in operating activities                    (599,219)       (679,363)     (4,188,595)

Cash Flows From Investing Activities
Reorganization - net of cash acquired                          --              --        (320,579)
Purchase of patent rights                                      --              --        (295,714)
Sales/purchases of property and equipment                  10,285         (66,656)       (910,454)
Deposit on acquisition of a company                      (121,000)       (121,000)

Net cash used in investing activities                    (110,715)        (66,656)     (1,647,747)

Cash Flows From Financing Activities
Due to stockholders and related parties - net          (2,128,654)        723,800        (184,013)
Proceeds from issuance of common stock                    604,595              --       4,148,732
Proceeds from convertible promissory note               3,128,225              --       3,128,225
Business acquisition                                     (967,585)             --        (967,585)
Dividends paid                                                 --              --      (1,000,000)
Notes payable - bank - net                                  5,436          (5,410)        649,492
Deposit - for common stock subscribed                     604,887              --         604,887

Net cash provided by financing activities               1,246,904         718,390       6,379,738

Net increase (decrease) in cash and cash
equivalents                                               536,970         (27,629)        543,396


Cash and cash equivalents - end of period            $    543,396    $      6,426    $    543,396


The accompanying notes are an integral part of the consolidated financial statements.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.    BUSINESS DESCRIPTION AND ORGANIZATION

      NAME CHANGE AND REORGANIZATION

      The consolidated financial statements of Minghua Group International Holdings Limited, include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

      On August 2, 2001, an amendment to the certificate of incorporation was made changing the name of the Company from Panagra International Corporation ("Panagra") to Minghua Group International Holdings Limited ("Minghua USA"). This amendment also increased the authorized common shares of Minghua USA from 40,000,000 shares to 200,000,000 shares.

      Panagra, formerly United Network Technologies, Inc., was incorporated under the laws of the State of New York on February 29, 1996. The Company and its subsidiary Minghua Acquisition Corp., a Delaware Corporation ("Acquisition Corp.") incorporated June 2001, acquired in June 2001 all the outstanding stock of Ming Hua Group International Holding (Hong Kong) Limited ("Minghua Hong Kong"). Minghua Hong Kong was incorporated under the laws of the Hong Kong Special Administrative Region of the Peoples Republic of China on June 4, 1997.

      Minghua Hong Kong's sole asset is an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. ("Minghua China"), a Peoples Republic of China corporation, (collectively with all the subsidiaries consolidated, the "Company"). The transaction was effected by paying to the Minghua Hong Kong stockholders $1,000,000 and issuing 28,000,000 additional Minghua USA common shares that resulted in the Minghua Hong Kong shareholders owning approximately 70% of the outstanding shares of Minghua USA and having control of Minghua USA after this transaction. For financial reporting purposes, this transaction was recorded as a recapitalization of Minghua Hong Kong. Minghua Hong Kong is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of Minghua USA.

      The remaining 15% equity minority interest in Minghua China is owned by a related party, Asia Key Group Limited, through its wholly-owned subsidiary Minghua Real Estate (Shenzhen) Ltd. formerly known as Minghua Investment Co., Ltd. ("Minghua Real Estate"). On January 19, 2004, Minghua Hong Kong acquired this 15% minority interest held by Minghua Real Estate, in a related party transaction (refer to footnote 12).

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

      TECHNOLOGY

      Minghua China is the owner of patented technology ("Technology") relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system. Minghua China produced its first prototype hybrid vehicle ("Minghua Hybrid Vehicle") in 2000 and will initially attempt to sell the Minghua Hybrid Vehicle to the public transportation market in China in 2004. Minghua China has not made any sales of Minghua Hybrid Vehicles to date. All manufacturing by Minghua China of the Minghua Hybrid Vehicle will be done in China. Minghua Hong Kong and Minghua China entered into an agreement in 2003 to acquire Guangzhou City View Bus Installation Company Limited, which owns a license to manufacture buses in China. All production is presently being done in one non-automated (labor intensive) production facility in Guangzhou.

      In 1999, the rights to the result of the Research and Development ("R&D") expenditures to develop the technology (pending patent rights), which were substantially complete, were transferred to Minghua China from Mr. Chuquan Li ("Chairman") and Mr. Chun Fu Wang (collectively "Developers") who were also stockholders who had effective control of Minghua China. This transfer was deemed to be a transfer between entities under common control and was therefore recorded on Minghua China's records at the Developers' accumulated historical cost basis. The Developers accumulated R&D expenditures at the time of transfer was approximately $8.6 million, which was expensed by Minghua China as R&D with a corresponding note payable to the Developers recorded as due to stockholders. The R&D activities to develop the technology started in 1994.

      CAPITAL RESOURCES, BUSINESS RISKS AND GOING CONCERN

      The Company remains in the development stage and all future business operations are subject to all of the risks inherent in the establishment of a new business enterprise. At December 31, 2003 and 2002, current liabilities exceeded current assets by $1,933,029 and $3,679,061, respectively. Additional capital resources through current and future offerings of securities will be needed in order to accomplish the Company's present marketing, technology development and manufacturing plans. The Company plans on making the following expenditures: i) producing Minghua Hybrid Vehicles in 2004 and (ii) advertising and marketing. The manufacturing facilities and other operations in China, as well as the business financial conditions and results of operations are, to a significant degree, subject to economic, political and social events in China.

      The limited performance history of the Minghua Hybrid Vehicle and the emerging nature of the target hybrid vehicle markets make future sales unpredictable for the Company. Negative developments in these or other business risk factors will have a material adverse effect on the Company's future financial position, results of operations and cash flows, thus raising substantial doubt about the Company's ability in the future to continue as a going concern.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

      CAPITAL RESOURCES, BUSINESS RISKS AND GOING CONCERN (Continued)

      The Company had obtained patents in China, Germany and Japan and has filed additional patent applications in various countries, including the United States of America, the European Union, Republic of Korea and Singapore. Intellectual property protection measures may not be sufficient to prevent misappropriation of the technology or competitors may independently develop technologies that are substantially equivalent or superior to the Company's technology. Legal systems of many foreign countries, including China, do not protect intellectual property rights to the same extent as the legal system of the United States. If the Company cannot adequately protect its proprietary information and hybrid power technology, the business financial condition and results of operations could be materially adversely affected in the future.

      RESTRICTIONS ON TRANSFER OF ASSETS OUT OF CHINA

      Dividend payments by Minghua China, are limited by certain statutory regulations in China. No dividends may be paid by Minghua China without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax. Repayments of loans or advances from Minghua China to Minghua USA, unless certain conditions are met, will be restricted by the Chinese government.

      CONTROL BY PRINCIPAL STOCKHOLDERS

      The directors, executive officers, their affiliates and related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of Minghua USA and the dissolution, merger or sale of the Company's assets. A change in control of the Company may occur as a result of a stock subscription agreement signed January 29, 2004 with Beijing Qiang Long Real Estate Development Co., Ltd. (refer to footnote 4).


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The consolidated financial statements for all period presented, include the financial statements of Minghua USA, Acquisition Corp., Minghua Hong Kong, Keytop Holdings Limited, Top Team Holdings Limited, Ming Hua Environmental Protection Science and Technology Limited and Minghua China. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to financial information for the prior year to conform to the current year's presentation.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION (Continued)

      The Company has determined The Peoples Republic of China Chinese Yuan Renminbi to be the functional currency of Minghua China. There were no material gains or losses recognized as a result of translating foreign currencies to the U.S. dollars due to the stability of the Yuan Renmibi currency in 2003 and 2002. No assurance however, can be given as to the future valuation of the foreign currencies and how further movements in the foreign currencies could affect future earnings of the Company.

      The balance sheets of Minghua Hong Kong and Minghua China were translated at year end exchange rates. The accompanying consolidated balance sheet includes net liabilities of $3,259,508 and $2,821,288, relating to the Company's foreign facilities in the People's Republic of China, at December 31, 2003 and 2002, respectively. Expenses were translated at exchange rates in effect during the year, substantially the same as the year end rates.

      MINORITY INTEREST IN SUBSIDIARIES

      The Company records minority interest expense, which reflects the portion of the earnings of Minghua China, which are applicable to Minghua Real Estate, which is controlled by the Chairman (15% - December 31, 2003 and
      2002). There is also a 43% minority interest in Ming Hua Environmental Protection Science and Technology Limited. The minority stockholders are not required to fund the Company's deficits, therefore, no minority interest in subsidiaries was recorded on the balance sheet and statements of operations at December 31, 2003 and 2002. See also notes 1, 3 and 12 relating to the Minority Interest.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      SIGNIFICANT ESTIMATES

      Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to the pending business acquisition in 2003, the valuation of equipment, patent rights, accrued liabilities and stock options, and the useful lives for amortization and depreciation.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      PROPERTY AND EQUIPMENT (Continued)

      Depreciation and amortization are provided for financial reporting purposes primarily on the straight-line method over the estimated useful lives of the respective assets as follows:

                                                                Estimated
                                                              Useful Lives

                  Transportation equipment                       3 years
                  Office, computer software and equipment        5 years
                  Furniture and fixtures
                                                                 5 years

      INTANGIBLE ASSET

      The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has performed the requisite annual transitional impairment tests on intangible assets and has determined that they are not impaired as of that date.

      Intangible asset (patent rights) will be amortized beginning when it is placed in service. The Company examines the carrying value of its intangible assets to determine if there are any impairment losses. If indicators of impairment were present in intangible assets used in operations and future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of intangible assets recorded in the accompanying consolidated financial statements.

      Components of the Patent rights in the consolidated balance sheet at December 31, 2003 consisted of:

      Patent rights:                                         $  295,714
      Less: accumulated amortization                              -
                                                             ----------

      Total                                                  $  295,714
                                                             ==========

      The technology was developed by the Company and the direct costs to obtain and apply for the patents in various countries are recorded as patent rights. The patent rights will be considered placed in service when the Company starts generating revenue from the sale of the Minghua Hybrid Vehicles.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      ADVERTISING COSTS

      All costs associated with advertising and promoting the buses are expensed in the period incurred. Advertising expense was $8,917 and $16,356 for the years ended December 31, 2003 and 2002, respectively and $274,777 for the period from June 4, 1997 (inception) to December 31, 2003.

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

      The Company is currently in the development stage and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred income tax provision or benefit for any period presented to date because it has experienced operating losses since inception.

      RESEARCH AND DEVELOPMENT COSTS

      Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the years ended December 31, 2003 and 2002 were $ - and $116,554, respectively and a cumulative amount of $8,775,729 for the period from June 4, 1997 (inception) to December 31, 2003. Of this cumulative amount, $8,612,730 was the amount spent by Minghua Hong Kong shareholders to develop the patent, prior to the reverse merger.

      RELATED PARTY TRANSACTIONS AND STOCKHOLDER'S LOANS

      The caption "Due to Stockholders" and "Due to Related Company" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company rents office space from the related company.

      During the year ended December 31, 2003, the Company provided consultancy services to Minghua Real Estate at the request of its Chairman, in an amount included in other income of $115,385.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      LOSS PER SHARE

      Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

      The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

                                                               Years ended December 31,
                                                                2003                 2002
                                                                ----                 ----
      NUMERATOR FOR BASIC AND DILUTED LPS
          Net loss to common shareholders                  $    1,761,393      $      2,490,990
                                                           ==============      ================

      DENOMINATOR FOR BASIC AND DILUTED LPS
          Weighted average shares of common stock
              outstanding                                      52,032,906            49,269,403
                                                               ==========            ==========

      LPS - Basic and diluted                                       $(.03)                $(.05)
                                                                   ======                ======

      No dilution resulted from the 8,000,000 and 4,000,000 employee stock options outstanding at December 31, 2003 and 2002, respectively, because of the net loss reported in the statement of operations in both years.

      EQUITY BASED COMPENSATION

      The Company accounts for employee stock options in accordance with Accounting Principles Board Option No. 25 (APB), "Accounting for Stock Issued to Employees." Under APB No.25 the Company recognized no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

      SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB No. 25 if certain pro forma disclosures are made, assuming a hypothetical fair value method application.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      COMPREHENSIVE LOSS

      The Company, under SFAS No. 130, is required to report the changes in shareholders' equity from all sources during the period, including foreign currency translation adjustments. The amount of foreign currency translation gain or loss for the years ended December 31, 2003 and 2002 and for the period from June 4, 1997 (inception) to December 31, 2003 was not material.


3.    BUSINESS ACQUISITIONS

      On March 13, 2003, Ming Hua Environmental Protection Science and Technology Limited, ("Ming Hua Science") a company incorporated in Hong Kong owned by Top Team Holdings Limited, a BVI limited company wholly-owned by Minghua Hong Kong, entered into a stock purchase agreement for the purchase of a 51% ownership in Guangzhou City View Bus Installation Company Limited. The purchase price was $967,585 and 4,300 shares (43%) of the total authorized shares of Ming Hua Science to Mr. Kok Sin Keung. This acquisition was made in order to obtain a production facility to manufacture the Minghua Hybrid Vehicle. The Company received formal approval on this acquisition from the State Administration for Industry and Commerce of the People's Republic of China of the 51% interest acquired and title (ownership) passed to the Company on January 27, 2004.

      Accordingly, the Guangzhou City View Bus Installation Company Limited pro forma condensed balance sheet information with the Company is shown (refer to footnote 13) and its financial results from January 27, 2004 onward will be included in the Company's first quarter 2004 consolidated financial statements.

      In 2002, Citic Worldwide Limited ("Citic") was engaged as a consultant for the Company. The Company agreed to issue 800,000 shares of the Company's common stock for services rendered in connection with the acquisition of the Guangzhou City View Bus Installation Company Limited. The shares to be issued will be valued at an approximate market value of $.30 per share for a total consideration of $240,000 for its services. This amount was accrued in 2003 and included in accrued liabilities on the balance sheet.

      On December 5, 2002, the Company entered into a stock purchase agreement with Beijing Win-Win Oversea Scholars Innovation Investment Corporation, ("Beijing Win-Win") and paid $121,000 as a deposit for a 51% interest in Beijing Win-Win. The original terms and conditions of this agreement have not been finalized and the Company is currently working with Beijing Win-Win to amend the original stock purchase agreement. It is unknown as of the date of these financial statements whether this stock purchase will be effected.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.    STOCKHOLDERS' DEFICIENCY

      ISSUANCE OF COMMON STOCK

      In February 2002, the Company issued 372,807 shares of the Company's common stock at $.20 per share in a private placement. The total amount due of $74,561 remains as a stock subscription receivable at December 31, 2003 and 2002.

      In April 2002, 540,260 options were exercised by a former director at a cashless exercise amount of $416,000. The balance of the 2,000,000 options granted to this former director were forfeited in 2002.

      In November 2002, 1,100,000 shares were issued to the Board of Directors at $.13 market value per share, for a total consideration of $143,000, for services provided to the Company in 2002.

      In March 2003, the Company issued 1,513,969 shares of common stock for $.12 market value per share, for a total consideration of $181,676 to settle various debts with third party vendors and a loan payable to a former Director of the Company.

      On September 29, 2003, the Company entered into its first stock subscription agreement with the Beijing Qiang Long Real Estate Development Co., Ltd. ("Qiang Long"), relating to the purchase of 15,000,000 shares of the Company's common stock at a purchase price of $.40 per share, for an aggregate consideration amount of $6,000,000. In 2003, 3,023,705 shares of stock were purchased under the subscription agreement for an aggregate consideration of $1,209,482. In 2003, 1,511,488 shares of the 3,023,705 shares purchased were issued under this subscription agreement. In January 2004, Qiang Long funded $1,204,820 and received an additional 3,023,998 shares of the Company's common stock. The subscription agreement requires Qiang Long to fund the total stock subscription amount by February 29, 2004. Qiang Long had not funded the remaining required amount by February 29, 2004. The Company and Qiang Long are currently working to complete this agreement, however, it is unknown when future proceeds will be received.

      On January 29, 2004 a second stock subscription agreement was entered into with Qiang Long. The second agreement calls for the purchase of 140,000,000 shares of the Company's common stock at a purchase price of $.21 per share, for an aggregate consideration of $29,400,000. Qiang Long will become the controlling stockholder of the Company as a result of this second agreement. Qiang Long is to pay in the first required installment, $12,600,000 for 60,000,000 shares on or before April 15, 2004. The final second required installment is due within 15 days following a stockholders meeting to increase the number of common shares authorized for stock issuance, in order to have enough common shares to satisfy its stock obligations to Qiang Long, under this second stock subscription agreement. Due to the uncertainty involving the first agreement with Qiang Long, it is uncertain whether this funding will be received.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.    STOCKHOLDERS' DEFICIENCY (Continued)

      ISSUANCE OF COMMON STOCK (Continued)

      Luck Pond Enterprises Limited by Hong Kong ("Luck Pond") had provided consulting services and acted as a finder in connection with the above-mentioned two subscription agreements with Qiang Long and an investment that was made in January 2004 by China Cardinal Limited of Hong Kong. In consideration of those services, Luck Pond will receive a ten percent commission on the total investment proceeds from both investors, payable in common stock of the Company and was determined by management to be equivalent to 28,390,531 common shares. This commission is contingent upon final funding of 100% of all the three above-mentioned subscription agreements. No accrual was made for this commission at December 31, 2003.

      All the above common stock securities issued in 2003 and 2002 were not registered under the Securities Act of 1933, as amended, and therefore fall under the restrictions of Rule 144 of the Securities Act of 1933, as amended.

      COMMON STOCK

      The Company's capital structure as of December 31, 2003 and 2002 were as follows:

      Common stock - par value:
         $.01 per share at December 31, 2003 and
               December 31, 2002

      December 31, 2003:
          Authorized - 200,000,000 shares
               Issued and outstanding - 53,507,709 shares

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      4. STOCKHOLDERS' DEFICIENCY (Continued)

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

      In 2001, the Company granted 2,000,000 stock options to the Chairman under the 5 year nonqualified stock option plan, and these options are exercisable at $1.75 per share.

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

      In 2001, 2,000,000 nonqualified performance stock options were issued outside the stock option plan to the Chairman at $1.75 per share that vests only if the Company's annual revenues reach $50,000,000.

      The Board of Directors on February 24, 2003 granted 4,000,000 stock options to five directors, to purchase shares of common stock of Minghua USA for $.012 per share, from March 1, 2003 to February 29, 2004. During this period, they may choose to exercise the right of purchasing common stock or to waive the right no matter what the fair market stock price shall be at that time. Partial purchasing is allowed. But once the right is exercised, the amount of common stock purchased must not be sold within six months from the exercising date. All these 4,000,000 stock options were exercised in February 2004.

      Stock option transactions are summarized as follows:

                                                2003         2002
                                                ----         ----

          Outstanding - beginning of year     4,000,000    6,000,000
          Granted                             4,000,000           --
          Exercised                                  --     (540,260)
          Forfeited                                  --   (1,459,740)
                                             ----------   ----------

          Outstanding - end of year           8,000,000    4,000,000
                                             ==========   ==========

          Shares exercisable - end of year    5,700,000    1,100,000
                                             ==========   ==========

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.    STOCKHOLDERS' DEFICIENCY (Continued)

      STOCK OPTION PLAN (Continued)

      The following table provides certain information with respect to the above-referenced stock options outstanding at December 31, 2003:

                                                                       Weighted Average
                                  Stock                                   Remaining
        Exercise                 Options          Weighted Average       Contractual
         Prices                Outstanding         Exercise Price        Life - Years
         ------                -----------        ----------------     ----------------
        $0.12                   4,000,000                $0.12                .2
         1.75                   2,000,000                 1.75                .5
         1.75                   2,000,000                 1.75       Performance Options

      The following table provides certain information with respect to stock options exercisable at December 31, 2003:

                                                 Weighted
                              Stock               Average
       Exercise              Options             Exercise
       Prices              Outstanding             Price
       --------            -----------           ---------
        $0.12               4,000,000             $0.12
         1.75               1,700,000              1.75

      The weighted-average fair values at date of grant for options granted during 2003 and 2001 were $.17 and $1.75, respectively and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

              Expected life in years          1 - 5
              Interest rate                   2 - 4.8%
              Volatility                    200% - 276.7%
              Dividend yield                     0%

      In electing to continue to follow APB No. 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 2001 and thereafter, including if materially different from reported results, disclosure of pro forma net loss and loss per share had compensation expense relating to 2001 and 2003 grants been measured under the fair value recognition provision of SFAS No. 123.

      The Company's pro forma information for the years ended December 31, 2003 and 2002 prepared in accordance with the provisions of SFAS No. 123, is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.    STOCKHOLDERS' DEFICIENCY (Continued)

      STOCK OPTION PLAN (Continued)

                                                  2003            2002
                                                  ----            ----

      Net loss, as reported                   $ 1,761,393    $ 2,490,990
      Deduct: total stock-based employee
          compensation expense determined
          under fair value based method for
          all awards, net of related tax
          effects                               1,844,616      1,164,616
                                              -----------    -----------

      Pro forma net loss                      $(3,606,009)   $(3,655,606)
                                              ===========    ===========

      Basic and diluted - as reported         $      (.03)   $      (.05)
                                              ===========    ===========

      Basic and diluted - pro forma           $      (.07)   $      (.07)
                                              ===========    ===========


5. PROPERTY AND EQUIPMENT

      Property and equipment at cost consists of:

                                               December 31,
                                               ------------
                                           2 0 0 3      2 0 0 2
                                           -------      -------

Transportation equipment                  $      --    $ 115,505

Model buses                                 393,938           --

Office, computer software and equipment     138,753      138,838

Furniture and fixtures                      125,608      132,566
                                          ---------    ---------

                                            658,299      386,909
Construction in progress - Model buses           --      275,126
                                          ---------    ---------

                                            658,299      662,035

Less: accumulated depreciation             (294,023)    (221,132)
                                          ---------    ---------

                              T O T A L   $ 364,276    $ 440,903
                                          =========    =========

Depreciation expense for the years ended December 31, 2003 and 2002 were $163,943 and $77,058, respectively.

6.    NOTES PAYABLE

      BANK

      The bank loans consist of two separate credit line agreements with a weighted average interest rate of 9% per annum, denominated in Chinese Yuan Renminbi, from two Chinese banks. The loans are secured by a guarantee given by a third party. The United States dollar equivalent of the outstanding loans balance at December 31, 2003 and 2002 was $649,492 and $644,056, respectively.

      As of December 31, 2003, Minghua China is in default with all notes payable, with a total principal balance past due of $649,492. Through March 31, 2004, such lenders have not demanded payment and Minghua China continues to accrue interest on all notes payable. Assets are not subject to lien from these notes payable in default.

      CONVERTIBLE PROMISSORY NOTE

      To finance the acquisition of the Guangzhou City View Bus Installation Company Limited and to provide working capital to the operations of the Company in 2003, Kingsrich Development Limited, a BVI limited company, loaned the company $3,128,225. The Company signed a promissory note, dated March 17, 2003 in the sum of $3,128,225, bearing an interest rate of 5% per annum compounded quarterly, with the accrued interest and the principal due on March 31, 2008, the maturity date. If the principal amount shall become due and payable prior to the maturity date (whether by acceleration or otherwise), accrued interest on the principal amount shall also become due and payable on such earlier date.

      The proceeds from this note was disbursed directly by Kingsrich Development Limited, to the Chairman of the Company who on behalf of the Company, paid the seller of the Guangzhou City View Bus Installation Company Limited $967,585 (refer to note 3). The balance of $2,160,640 was also paid directly to the Company's Chairman to pay off his outstanding loan balance owed by the Company and certain other accounts payable and accrued liabilities of the Company.

      The promissory note is convertible into shares of the Company's common stock, anytime during the term of the promissory note, at the discretion of Kingsrich Development Limited, at the conversion rate of $0.13 per share. This conversion rate was based on the market price of the Company's stock at the time of this agreement. The promissory note was converted into 24,036,269 shares of common stock in January 2004.

      Total interest expense incurred and charged to expense was $492,250 and $80,600 for the years ended December 31, 2003 and 2002 respectively, and $646,508 for the period from June 4, 1997 (inception) to December 31, 2003.

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

      The Company has a United States federal net operating loss carryforward of approximately $1.5 million expiring in the years 2021 - 2023. The tax benefit of this net operating loss has been offset by a full valuation allowance. A portion of the net operating loss carryforward will be subject to a limitation due to the "Change of ownership provisions" under
      Section 382 of the Internal Revenue Code and similar state provisions.

      There are net operating loss carryforwards allowed under the Hong Kong and China governments' tax systems. In China, the previous five years net operating losses are allowed to be carryforward five years to offset future taxable income. In Hong Kong, prior years' net operating losses can be carried forward indefinitely to offset future taxable income. The Company has available approximately $15,795,388 of unused operating losses carryforwards. A deferred tax asset of $4,738,616 arising from these net operating losses and deferred start up costs, the only significant deferred tax assets or liabilities, has been fully offset by a valuation allowance due to the uncertainty of the Company having future taxable profits. The change in the valuation allowance, based on an estimated 30% tax rate, was approximately $528,000 for the year ended December 31, 2003.

      Minghua China withholds and pays income taxes on its employees' wages, which funds the Chinese government's sponsored health and retirement programs of all Minghua China employees. For Minghua China employees, Minghua China was obligated to make contributions to the social insurance bureau under the laws of the PRC for pension and retirement benefits.

8. COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENTS

      The Company leases office space from a related company, under a long-term non-cancellable lease agreement.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. COMMITMENTS AND CONTINGENCIES (Continued)

      LEASE COMMITMENTS (Continued)

      Minimum future rental payments under the non-cancellable operating lease as of December 31, 2003 for each of the next five years and in the aggregate are as follows:

      Period ended December 31,                                Amount
                                                           -------------
         2004                                              $     152,395
         2005                                                    152,395
         2006                                                    152,395
         2007                                                    152,395
         2008 and thereafter                                     330,188
                                                           -------------

      Total minimum future rental payments                 $     939,768
                                                           =============

      Total rent expense for December 31, 2003 and 2002 were $181,543 and $342,662, respectively, of which $181,543 and $309,546, respectively, were paid to a related party.

      EMPLOYMENT CONTRACTS

      The Company has employment agreements with a director and officer, that are terminable at will by the Company and the director and officer. In addition to a base salary, the agreements provide for a bonus up to 50% of annual base salary based on pretax earnings.

      PURCHASE COMMITMENTS

      Minghua has two purchase commitments as of December 31, 2003 to purchase equipment for a total of $739,000 as of December 31, 2003.

      LEGAL PROCEEDINGS

      From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is party of or to which any of their property is subject, that will have a material adverse effect on the Company's financial condition.

      A civil proceeding in The People's Republic of China was commenced by Mr. Chun Fu Wang against Minghua China as the second Defendant arising from the dispute as to Patent No. Z1992112168. Minghua China filed a counterclaim against Mr. Wang for, among others, breach of duties and declaration of annulment of the Transfer of Patents and License to Use Patent agreements. On October 20, 2003, the Company received a court ruling in favor of Minghua China. Mr. Wang is currently appealing the court's decision.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. SUPPLEMENTAL CASH FLOW INFORMATION

      There were no interest and income taxes paid for the years ended December 31, 2003 and 2002.

      NON-CASH TRANSACTIONS

      Non-cash transactions, the Company issued 1,513,969 shares of common stock for $.12 per share on March 31, 2003, to settle debts with third party vendors and pay off $181,676 of a loan payable to its former President.


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

      As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. The convertible promissory note was converted to stock in January 2004 (refer to Note 6) at a market price that was approximately equivalent to the balance due at December 31, 2003. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in 2003 and 2002.


11. NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which is an interpretation of "Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No . 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN" 46-R") to address certain FIN 46 implementation issues. The effective dates and impact FIN 46 and FIN 46-R for the Company's consolidated financial statements are as follows:

      1. Special purpose entities: The Company must apply either the provisions of FIN 46 or FIN 46-R at the end of the first reporting period ending after December 15, 2003. The Company has determined that it has no SPE's.

      2. Non-SPEs: The Company is required to adopt FIN 46-R at the end of the first reporting period ending after December 15, 2004. Management does not believe that the adoption of this provision will have a material effect on the Company's financial position, results of operations or cash flows.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

      The Company has not entered into any material joint venture or partnership agreements subsequent to date and the Company does not currently expect to enter into any such material agreements. If the Company enters into any significant joint venture and partnership agreements in the future that would require consolidation under FIN 46 or FIN 46-R, it could have a material impact on the Company's future consolidated financial statements.

      In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company's fourth quarter of 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's future financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim period beginning after December 15, 2002. As the Company does not intend to adopt the provisions of SFAS No. 123, the Company does not expect the transition provisions of SFAS No. 148 to have a material effect on its results of operations or financial condition, only on its financial statement disclosures.

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

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. The statement applies to legal obligations associated with the retirement of long-lived assets. The adoption of this pronouncement has not had any material effect on the Company.

      In  June,  2002 the  FASB  issued  SFAS No.  146,  "Accounting  for  Costs
      Associated with Exit or Disposal Activities", effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this pronouncement has not had any material effect on the Company.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. SUBSEQUENT EVENTS

      On January 19, 2004, in a related party transaction, Minghua Hong Kong entered into a stock purchase agreement with Jinmou Li, son of the Company's Chairman, to acquire 100% of the equity in Asia Key Group Limited ("Asia Key") a Hong Kong corporation, in which Jinmou Li is the sole stockholder. The purchase price was approximately $991,000 and 28,210,000 shares of Minghua USA, valued at $.14 per share by management, of the Company's common stock, for an aggregate price of $4,940,400.

      This transfer is a transfer between entities under common control and will be recorded on Minghua Hong Kong's records at Asia Key's historical cost basis. The amounts paid in excess of the cost basis, will be an expense to the Company in 2004. The proforma effect of this transaction was not known as of the date of issuance of these financial statements.

      Asia Key's only asset is a 15% equity interest in Minghua China. Upon the consummation of this acquisition, the Company will obtain the minority interest and become an owner of all the outstanding equity of Minghua China. The funds used to acquire the 15% equity interest were from the proceeds from the issuance of stock to Qiang Long, as described in Note 4.

      On January 13, 2004, the Company entered into a stock subscription agreement with China Cardinal Limited of Hong Kong ("China Cardinal") relating to the purchase of 16,483,514 shares of the Company's common stock at a purchase price of $.14 per share, as valued by management, for aggregate gross proceeds of $2,307,692. On January 18, 2004, the Company received $662,652 from China Cardinal. Pursuant to the subscription agreement, the remaining $1,645,040 was to be received prior to March 31, 2004.


13. PROFORMA FINANCIAL INFORMATION (UNAUDITED)

      The following unaudited proforma condensed balance sheet gives effect to the business acquisition of Guangzhou City View Bus Installation Company Limited as if it occurred on December 31, 2003 (refer to footnote number 3.) The purchase price allocation has not been finalized as of the date of the financial statements, because the Company has not yet received the valuation report from the independent appraisal company that is currently in the process of completing the valuation. Therefore, the value of intangible assets acquired has not yet been determined as of the date that these consolidated financial statements were issued. This acquisition will be reported on Form 8-K to the Securities and Exchange Commission.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                As Reported in     Acquisition
                                                 Accompanying      of Guangzhou                          Pro Forma       Pro Forma
                                                  Financial       City View Bus                       Adjustments for   Consolidated
                                                  Statements         Company      Eliminations       Subsequent Events Balance sheet
                                                 -----------     -----------     -------------   --- -----------------  -----------
                      Assets

Current assets
     Cash                                        $   543,396     $     5,275     $        --     (1)    $ 1,204,820     $ 2,416,143
                                                                                                 (4)        662,652
Accounts receivable                                                   49,517                                                 49,517
Inventories                                                        1,714,958                                              1,714,958
Due from related company                             132,744        (132,850)                                                  (106)
Prepaid expenses and other current assets
                                                     122,312         523,857                                                646,169

         Total current assets                        798,452       2,160,757                                              4,826,681

Property, plant and equipment - (net)                364,276       1,295,169                                              1,659,445

Other assets
     Deposits on pending business acquisitions     1,088,585                        (967,585)                               121,000
     Goodwill                                                                      1,588,876                              1,588,876
     Patent rights                                   295,714          53,498                                                349,212


         Total assets                            $ 2,547,027     $ 3,509,424                                            $ 8,545,214
                                                 -----------     -----------                                            -----------

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                As Reported in     Acquisition
                                                 Accompanying      of Guangzhou                         Pro Forma       Pro Forma
                                                  Financial       City View Bus                      Adjustments for   Consolidated
                                                  Statements         Company     Eliminations       Subsequent Events Balance sheet
                                                 -----------     -----------    -------------   --- -----------------  -----------
Liabilities and Stockholders' Deficiency
  Current liabilities
      Note payable - bank                         $    649,492   $     66,425                                           $   715,917
      Accounts payable                                              2,055,942                                             2,055,942
      Accrued liabilities                            1,793,168        756,392                                             2,549,560
      Due to stockholders                              219,347      1,251,956                                             1,471,303
      Due to related company                            69,474             --                                                69,474

               Total current liabilities             2,731,481      4,130,715                                             6,862,196

  Long-term debt convertible promissory
      note payable                                   3,128,225             --                   (3)       (3,128,225)            --

               Total liabilities                     5,859,706      4,130,715                                             6,862,196

  Stockholders' Deficiency
      Common stock                                     535,077      1,471,000     (1,471,000)   (2)           30,239        805,679
                                                                                                (3)          240,363
      Common stock subscribed                          134,885                                  (2)          (30,239)       269,481
                                                                                                (4)          164,835
      Additional paid in capital                    17,507,132        648,051       (648,051)   (3)        2,887,862     22,537,851
                                                                                                (4)        2,142,857

      Foreign currency translation adjustment                        (208,716)       208,716                                     --

      Deficit accumulated during the
          development stage                        (16,624,694)    (2,531,626)     2,531,626                            (16,624,694)
                                                     1,552,400       (621,291)                                            6,988,317
      Less: stock subscription receivable           (4,865,079)            --                   (1)        1,204,820             --
                                                                                                (4)       (1,645,040)    (5,305,299)
                                                    (3,312,679)      (621,291)                                            1,683,018
  Total liabilities and stockholders' deficiency  $  2,547,027   $  3,509,424                                         $   8,545,214

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    For the Year Ended December 31, 2003
                                             ---------------------------------------------------
                                             As Reported in                          Pro Forma
                                              Accompanying       Acquisition        Consolidated
                                               Financial         of Guangzhou         Income
                                               Statements       City View Bus        Statement
                                             ------------        -----------        -----------
Sales                                         $        --        $   139,353        $   139,353

Cost of goods sold                                     --            143,674            143,674
                                             ------------        -----------        -----------

             Gross loss                                --             (4,321)            (4,321)


Cost and expenses
    General and administrative expenses         1,388,705            260,348          1,649,053
    Research and development costs                     --                 --                 --
                                             ------------        -----------        -----------

             Operating loss                    (1,388,705)          (264,669)        (1,653,374)


Other income (expense)
       Other income                               119,562                765            120,327
       Interest expense                          (492,250)            (7,743)          (499,993)
                                             ------------        -----------        -----------

             Net loss                         $(1,761,393)       $  (271,647)       $(2,033,040)
                                             ============        ===========        ===========

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             Debit          Credit
                                                                             -----          ------
                               Elimination Entry
        Goodwill                                                          $1,588,876
             Deposits on pending business acquisitions                                   $  967,585
        Common Stock                                                       1,471,000
             Foreign currency translation adjustment                                        208,716
        Additional paid in capital                                          648,051
             Deficit accumulated during the development stage                             2,531,626


                       Adjustments for subsequent events
    (1) Cash                                                              $1,204,820
             Subscription  receivable                                                    $1,204,820
        See footnote 4 Issuance of Common Stock. Minghua received
        $1,204,820 cash from Qiang Long in January 2004.

    (2)
        Common stock subscribed                                           $   30,239
             Common stock                                                                $  30,239
        3,023,998 shares were issued to Qiang Long in January 2004.
        See footnotes 4 Issuance of Common Stock.

    (3) Notes payable                                                     $3,128,225
             Common Stock                                                                $  240,363
             Additional paid in capital                                                   2,887,862
        See footnote 6 regarding Notes Payable, Convertible
        Promissory Note. The $3,128,225 promissory note was
        converted to 24,036,269 shares of common stock issued
        in January 2004.

    (4) Cash                                                              $  662,652
        Subscription receivable                                            1,645,040
             Common stock subscribed                                                     $  164,835
             Additional paid in capital                                                   2,142,857
        See footnote 12 regarding  Subsequent Events. The Company entered into a stock purchase agreement with China Cardinal relating to the purchase of
        16,483,514  shares of the Company's  common stock at $.14 per share.  In
        January 18, 2004, the Company received $662,652.

                                  EXHIBIT INDEX


EXHIBIT NUMBER        EXHIBIT DESCRIPTION
--------------        -------------------

14                    Code of Ethics
21                    Description of Subsidiaries
31                    Certification of Principal Executive and Financial Officer
32                    Section 1350 Certification