Form 10QSB
period 2004-03-31
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2004-06-04
CIK 1010566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                          Commission File No. 000-30183


                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              NEW YORK                                      13-4025362
    ------------------------------                   -------------------------
   (State or other jurisdiction of                   (I.R.S. Empl. Ident. No.)
    incorporation or organization)


                          Guangdong Bian Fang Building
                                   10th Floor
                                   Fujing Road
                        Futian District, Shenzhen, 518033
                           People's Republic of China
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 +852-6011-6767
               --------------------------------------------------
                           (Issuer's telephone number)

      The number of shares outstanding of each of the issuer's classes of common equity, as of June 2, 2004 are as follows:

        Class of Securities                       Shares Outstanding
        -------------------                       ------------------
Common Stock, $0.01 par value                        129,261,490

Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 1.     FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2004

                                     ASSETS

Current assets
      Cash and cash equivalents                                    $    388,703
      Inventories                                                     1,912,143
      Prepaid expenses and other current assets                       1,600,277
                                                                   ------------

               Total current assets                                   3,901,123
                                                                   ------------

Property, plant and equipment - at cost                               2,841,039
      Less: accumulated depreciation                                 (1,204,366)
                                                                   ------------

                                                                      1,636,673
                                                                   ------------

Other assets
      Deposits on pending business acquisitions                         121,000
       Patent rights                                                    343,508
       License                                                        1,018,125
                                                                   ------------
                                                                      1,482,633
                                                                   ------------

               Total assets                                        $  7,020,429
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
      Notes payable - bank                                         $    716,014
      Accounts payable                                                1,994,440
      Accrued liabilities                                             3,795,466
      Due to stockholders                                               867,576
                                                                   ------------

               Total current liabilities                              7,373,496

Minority interest                                                       473,975

Commitments and contingencies

Stockholders' deficiency
      Common stock                                                    1,112,780
      Common stock subscribed                                         4,185,806
      Additional paid in capital                                     19,819,709
      Deficit accumulated during the development stage              (22,285,078)
                                                                   ------------
                                                                      2,833,217

      Less: stock subscription receivable                            (3,660,259)
                                                                   ------------

               Total stockholders' deficiency                          (827,042)
                                                                   ------------

               Total liabilities and stockholders' deficiency      $  7,020,429
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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    Cumulative Amounts
                                                                                           Since
                                                         For The Three                   Inception,
                                                         Months Ended                  June 4,1997 to
                                                           March 31,                     March 31,
                                                    2004                2003                2004
                                                ------------        ------------        ------------
Cost and expenses
      General and administrative expenses       $    708,349        $    307,100        $  8,326,916
      Research and development costs                      --                  --           8,775,729
                                                ------------        ------------        ------------

            Operating loss                          (708,349)           (307,100)        (17,102,645)

Other (income) expense
      Acquisition expense                          4,940,038                  --           4,940,038
      Interest expense                                13,947              11,318             660,455
      Consulting fees and other income                (1,950)           (115,385)           (418,060)
                                                ------------        ------------        ------------

            Net loss                            $ (5,660,384)       $   (203,033)       $(22,285,078)
                                                ============        ============        ============

   Basic and diluted net loss per share         $       (.08)       $       (.00)
                                                ============        ============

Weighted average number of common
            shares outstanding                    68,261,124          50,499,074
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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Cumulative
                                                                                                  Amounts
                                                                                                  Since
                                                                    For The Three               Inception,
                                                                    Months Ended              June 4,1997 to
                                                                      March 31,                  March 31,
                                                               2004             2003               2004
                                                           -----------        -----------       -----------
Net cash provided by (used in) operating activities        $(1,232,431)       $    16,835       $(5,421,026)
                                                           -----------        -----------       -----------

Cash flows from investing activities
      Reorganization - net of cash acquired                         --                 --          (320,579)
      Sale/purchase of intangible assets - net                   5,781                 --          (289,933)
      Sales/purchases of property and equipment                (50,581)                --          (961,035)
      Deposit on acquisition of a company                           --                 --          (121,000)
      Business acquisition, net of cash acquired                 5,367                 --          (962,218)
      Purchase of minority interest in subsidiary             (991,000)                --          (991,000)
                                                           -----------        -----------       -----------

      Net cash used in investing activities                 (1,030,433)                --        (3,645,765)
                                                           -----------        -----------       -----------

Cash flows from financing activities
      Due to stockholders and related parties - net           (125,824)                --          (309,837)
      Proceeds from issuance of common stock                 2,167,472                 --         6,316,204
      Proceeds from convertible promissory note                     --                 --         3,128,225
      Dividends paid                                                --                 --        (1,000,000)
      Notes payable - bank - net                                66,523              5,436           716,015
      Deposit - for common stock subscribed                         --                 --           604,887
                                                           -----------        -----------       -----------

      Net cash provided by financing activities              2,108,171              5,436         9,455,494
                                                           -----------        -----------       -----------

Net increase (decrease) in cash and cash equivalents          (154,693)            22,271           388,703


CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                543,396              6,426                --
                                                           -----------        -----------       -----------

Cash and cash equivalents - end of period                  $   388,703        $    28,697       $   388,703
                                                           ===========        ===========       ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

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

      As of March 31, 2004, current liabilities exceed current assets by $3,472,373.

      Formerly, the Company's primary source of working capital was from its majority stockholder who was also Chairman of the Board of Directors ("major stockholder"). The major stockholder resigned from the Board of Directors effective May 10, 2004 and control of the Company changed to a new group of investors pursuant to a letter agreement between the Company and Qiang Long Real Estate Development Company, dated April 14, 2004 (see footnote 7 regarding recent developments). Although two new investors, including those who now control the Board of Directors, have signed agreements to provide additional funds to the Company, these additional funds have not yet been fully provided by these investors. Immediate additional working capital is needed to sustain the Company's current operations.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

      TECHNOLOGY

      Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. ("Minghua China") is the owner of patented technology ("Technology") relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system. Minghua China produced its first prototype hybrid vehicle ("Minghua Hybrid Vehicle") in 2000 and will initially attempt to sell the Minghua Hybrid Vehicle to the public transportation market in Hong Kong and China. Minghua China has not made any sales of Minghua Hybrid Vehicles to date. All manufacturing by Minghua China of the Minghua Hybrid Vehicle will be done in China. The Company took control of the Guangzhou City View Bus Installation Company ("Guangzhou Bus") on January 27, 2004 for purposes of manufacturing the Minghua Hybrid Vehicle. The Company's intent is not to export vehicles but to license its technology in other countries. The Company also intends to manufacture conventional buses in China.

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

      SIGNIFICANT ESTIMATES

      Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to the acquisition of Guangzhou Bus, the valuation of equipment, inventories, patent rights, license, accrued liabilities and stock options, and the useful lives for amortization and depreciation.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      RESTRICTIONS ON TRANSFER OF ASSETS OUT OF CHINA

      Dividend payments by the Company's operations in China are limited by certain statutory regulations. No dividends may be paid by the Company's operations in China without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax. Repayments of loans or advances from the Company's operations in China to Minghua USA, unless certain conditions are met, will be restricted by the Chinese government.

      CONTROL BY PRINCIPAL STOCKHOLDERS

      The major stockholder, directors, executive officers, their affiliates and related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the major stockholder, directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of Minghua USA and the dissolution, merger or sale of the Company's assets.

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The consolidated financial statements for all periods presented, include the financial statements of Minghua USA, Minghua Acquisition Corp., Minghua Group International Holding (Hong Kong) Limited ("Minghua Hong Kong"), Asia Key Group Limited, Keytop Holdings Limited, Minghua China, Top Team Holdings Ltd. (B.V.I), Ming Hua Environmental Protection Science and Technology Limited ("Ming Hua Science"), Eagle Bus Development Limited, Good View Bus Manufacturing (Holdings) Company Limited, and Guangzhou Bus. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

      The Company has determined The Peoples Republic of China Chinese Yuan Renminbi, to be the functional currency of Minghua China. There were no material gains or losses recognized as a result of translating foreign currencies to U.S. dollars due to the relative stability of the currencies. No assurance however, can be given as to the future valuation of the foreign currencies and how further movements in the foreign currencies could affect future earnings of the Company.

      The balance sheets of all foreign subsidiaries were translated at period end exchange rates. All of the Company's material long-lived assets are located in the People's Republic of China, at March 31, 2004. Expenses were translated at exchange rates in effect during the year, substantially the same as the period end rates.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      INVENTORIES

      Inventories are stated at the lower of cost, determined by the first in, first out (FIF0) method, or market.

      LICENSE

      As part of the purchase of Guanzhou Bus, the Company acquired a license to manufacture buses in The People's Republic of China in the amount of $1,018,125, based on an appraised valuation of the acquired company. The license has been classified as an indefinite life intangible asset, and as such is not currently subject to amortization.

      MINORITY INTEREST IN SUBSIDIARIES

      The Company records minority interest, which reflects the portion of the earnings of Minghua Science and Guangzhou Bus. The stockholders are not required to fund the Company's deficit, therefore, no minority interest in subsidiary was recorded at March 31, 2004 on the statement of operations.

      There is a 43% minority interest in Ming Hua Science and a 10.2% minority interest in Guangzhou Bus. The balance sheet for the Company reflects the minority interests in the equity of these subsidiaries as of March 31, 2004. The 15% minority interest in the earnings of Minghua China were purchased from Asia Key Group Limited through an agreement reached on January 19, 2004. (See footnote 7.)

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      LOSS PER SHARE (Continued)

      No dilution resulted from the employee stock options outstanding at March 31, 2004 and 2003 because of the net loss.

      EQUITY BASED COMPENSATION

      At March 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 3. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under and outside of the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                     Three months ended
                                                          MARCH 31

                                                    2004               2003

Net loss, as reported                         $  (5,660,384)     $    (203,033)
Deduct: total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                     (1,844,616)        (1,164,616)
                                              -------------      -------------

Pro forma net loss                            $  (7,505,000)     $  (1,367,649)
                                              =============      =============

Net loss per share:
  Basic and diluted - as reported             $        (.08)     $        (.00)
                                              =============      =============

  Basic and diluted - pro forma               $        (.11)     $        (.03)
                                              =============      =============

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.    STOCK OPTION PLAN (Continued)

      The exercise price of incentive stock options must not be less than the fair value of the common stock on the date of the grant. The authority to grant new options under the Plan will terminate on April 5, 2011, unless the Plan is terminated prior to that time by the board of directors. There were 4,000,000 options outstanding at March 31, 2004 under the Plan. 4,000,000 additional stock options granted outside of the Plan to five directors by the Board of Directors on February 24, 2003 were exercised in February, 2004 at $.12 per share for 4,000,000 shares of common stock. 1,500,000 of those shares of common stock were issued in April, 2004.

4.    INCOME TAXES

      There are net operating loss carryforwards allowed under the Hong Kong and Chinese governments' tax systems. In China, the previous five years net operating losses are allowed to be carryforward to offset future taxable income. In Hong Kong, net operating losses can be carried forward indefinitely to offset future taxable income. The Company had available at March 31, 2004, $21,113,197 of unused operating loss carryforwards. A deferred tax asset had not been recognized due to the uncertainty of the Company having future taxable profits.

5.    COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENTS

      The Company leases office space from a related company, under a long-term non-cancellable lease agreement.

      EMPLOYMENT CONTRACTS

      The Company has employment agreements with a former director and a former officer, which are terminable at will by the Company and the former director and former officer. In addition to a base salary, the agreements provide for a bonus up to 50% of annual base salary based on pretax earnings.

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.    COMMITMENTS AND CONTINGENCIES (Continued)

      PURCHASE COMMITMENTS

      Minghua has two purchase commitments as of March 31, 2004, to purchase equipment for a total of $739,000.

      NOTES PAYABLE - BANK

      As of March 31, 2004, Minghua China is in default on two notes payable, with a total principal balance past due of $649,492. Through March 31, 2004, such lenders have not demanded payment and Minghua China continues to accrued interest. No assets are subject to liens from these in default notes payable.

6.    COMMON STOCK

      The Company's capital structure as of March 31, 2004 was as follows:

                        Common stock - par value:
                        $.01 per share
                            Authorized - 200,000,000 shares; issued and outstanding - 111,277,976 shares

      The Company has agreements with some of the stockholders that contain restrictions on the transfer and other disposition of the stock.

7.    RECENT DEVELOPMENTS

      CONVERTIBLE PROMISSORY NOTE

      To finance the acquisition of Guangzhou Bus and to provide working capital to the operations of the Company in 2003, Kingsrich Development Limited, a BVI limited company, loaned the company $3,128,225. The Company signed a promissory note, dated March 17, 2003 in the sum of $3,128,225, bearing an interest rate of 5% per annum compounded quarterly, with the accrued interest and the principal due on March 31, 2008, the maturity date. If the principal amount had become due and payable prior to the maturity date (whether by acceleration or otherwise), accrued interest on the principal amount would have also become due and payable on such earlier date.

      The proceeds from this note were disbursed directly by Kingsrich Development Limited, to the Chairman of the Company who on behalf of the Company, paid the seller of Guangzhou Bus $967,585. The balance of $2,160,640 was also paid directly to the Company's Chairman to pay off his outstanding loan balance owed by the Company and to settle certain other accounts payable and accrued liabilities of the Company.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.    RECENT DEVELOPMENTS (Continued)

      CONVERTIBLE PROMISSORY NOTE (Continued)

      The promissory note was convertible into shares of the Company's common stock, anytime during the term of the promissory note, at the discretion of Kingsrich Development Limited, at the conversion rate of $0.13 per share. This conversion rate was based on the market price of the Company's stock at the time of this agreement. The promissory note was converted into 24,036,269 shares of common stock in January, 2004 and the shares were issued on February 12, 2004.

      BUSINESS ACQUISITIONS

      On March 13, 2003, Ming Hua Science, a company incorporated in Hong Kong owned by Top Team Holdings Limited, a BVI limited company wholly-owned by Minghua Hong Kong, entered into a stock purchase agreement for the purchase of a 51% ownership in Guangzhou Bus. The purchase price was $967,585 and 4,300 shares (43%) of the total authorized shares of Ming Hua Science to Mr. Kok Sin Keung. This acquisition was made in order to obtain a production facility to manufacture the Minghua Hybrid Vehicle. The Company received formal approval on this acquisition from the State Administration for Industry and Commerce of the People's Republic of China of the 51% interest acquired and title (ownership) passed to the Company on January 27, 2004.

      Accordingly, the Guangzhou Bus balance sheet and its financial results from January 27, 2004 onward are included in the Company's first quarter 2004 consolidated financial statements.

      ISSUANCE OF COMMON STOCK

      On September 29, 2003, the Company entered into its first stock subscription agreement (first agreement) with the Beijing Qiang Long Real Estate Development Co., Ltd. ("Qiang Long"), relating to the purchase of 15,000,000 shares of the Company's common stock at a purchase price of $.40 per share, for an aggregate consideration amount of $6,000,000. In 2003, 3,023,705 shares of stock were purchased under the subscription agreement for an aggregate consideration of $1,209,482. In 2003, 1,511,488 shares of the 3,023,705 shares purchased were issued under this subscription agreement. In January 2004, Qiang Long funded $1,204,820 and received an additional 3,023,998 shares of the Company's common stock. The first agreement required Qiang Long to fund the total stock subscription amount by February 29, 2004, extended to May 31, 2004.

      On January 29, 2004, a second stock subscription agreement was entered into with Qiang Long. The second agreement calls for the purchase of 140,000,000 shares of the Company's common stock at a purchase price of $.21 per share, for an aggregate consideration of $29,400,000. Qiang Long will become the controlling stockholder of the Company as a result of this second agreement. Under the second agreement Qiang Long was required to pay the first installment, $12,600,000 for 60,000,000 shares on or before April 15, 2004, extended to October 15, 2004. The second and final required installment, under the second stock subscription agreement, is due within 15 days following a stockholders meeting to increase the number of common shares authorized for stock issuance, in order to have enough common shares to satisfy its stock obligations to Qiang Long.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.    RECENT DEVELOPMENTS (Continued)

      ISSUANCE OF COMMON STOCK (Continued)

      The Company and Qiang Long agreed on April 13, 2004, to extend the due dates for the February 2004 (first agreement) and April 2004 (second agreement) payments to May 31, 2004 and October 15, 2004, respectively. It is uncertain whether these fundings will be received.

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

      Luck Pond Enterprises Limited by Hong Kong ("Luck Pond") had provided consulting services and acted as a finder in connection with the above-mentioned two subscription agreements with Qiang Long and an investment that was made in January 2004 by China Cardinal Limited of Hong Kong. In consideration for those services, Luck Pond will receive a ten percent commission on the total investment proceeds from both investors, payable in common stock of the Company and was determined by management to be equivalent to 28,390,531 common shares. This commission is contingent upon final funding of 100% of all the three above-mentioned subscription agreements. No accrual has been made for this commission.

      All the above common stock securities issued in 2003 and 2002 were not registered under the Securities Act of 1933, as amended, and therefore fall under the restrictions of Rule 144 of the Securities Act of 1933, as amended.

      ACQUISITION OF MINORITY INTEREST

      On January 19, 2004, in a related party transaction, Minghua Hong Kong entered into a stock purchase agreement with Jinmou Li, son of the Company's Chairman, to acquire 100% of the equity in Asia Key Group Limited ("Asia Key") a Hong Kong corporation, in which Jinmou Li is the sole stockholder. The purchase price was approximately $991,000 and 28,210,000 shares of Minghua USA, valued at $.14 per share by management, of the Company's common stock, for an aggregate price of $4,940,038.

      This transfer is a transfer between entities under common control and will be recorded on Minghua Hong Kong's records at Asia Key's historical cost basis. The amounts paid in excess of the cost basis are an expense to the Company in 2004.

      Asia Key's only asset is a 15% equity interest in Minghua China. Upon the consummation of this acquisition, the Company obtained the minority interest and become an owner of all the outstanding equity of Minghua China. The funds used to acquire the 15% equity interest were from the proceeds from the issuance of stock to Qiang Long.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.    RECENT DEVELOPMENTS (Continued)

      APPOINTMENT OF NEW DIRECTORS

      On April 29, 2004 the Company mailed an information statement complying with the requirements of Rule 14f-1 under the Securities Exchange Act of 1934 to its registered shareholders relating to a change in the majority of the members of the Company's Board of Directors. Effective May 10, 2004, Chu Quan Li (the Company's Chairman), Albert Wong and Kuen Kwong Chan, each resigned as directors of the Company. On May 10, 2004, Li Chang De replaced Chu Quan Li as Chairman, and Han Li Ping and Li Hong Liang replaced Albert Wong and Kuen Kwong Chan as directors. The resignation of the directors and the appointment of new directors were effected pursuant to a letter agreement between the Company and Qiang Long Real Estate Development Company, dated April 14, 2004.

                           FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," the risks described below under "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Outlook/ Risk Factors," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following plan of operation should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

OVERVIEW

      Form inception through June 22, 2001 we were relatively inactive with limited operations and revenue. On June 22, 2001, we acquired Shenzhen Minghua Environmental Protection Vehicles Co., Ltd. (the "Environmental Vehicle Company") and since then, we have been focused on the development and commercialization of mass transit, hybrid electric vehicles, primarily buses.

      We have patents on our technology in China, Germany, Hong Kong Special Administrative Region, Taiwan, Republic of Korea, Australia and Japan. We intend to focus initially on the local public transportation sector in China. We do not plan to export our hybrid vehicles directly to other countries due to prohibitive costs that may be incurred in order to adhere to various government regulations and tax levies. We plan to negotiate license agreements with manufacturers in other countries. These licensing agreements will provide us with the opportunity for global recognition and will facilitate the delivery of our state-of-the-art hybrid electric buses to the rest of the world.

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

RECENT DEVELOPMENTS

AMENDMENTS TO QIANG LONG AGREEMENT - CHANGE OF DIRECTORS

      We and Beijing Qiang Long Real Estate Development Co., Ltd. ("Qiang Long") are parties to the following contracts which will result in a change of control of Minghua: (i) that certain Regulation S Subscription Agreement, dated September 29, 2003 (the "September 29 Contract"), between Minghua and Qiang Long and (ii) that certain contract, dated January 29, 2004 (the "January 29 Contract" and together with the September 29 Contract, the "Contracts"), between Minghua and Qiang Long.

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

      Pursuant  to the  January  29  Contract,  Qiang  Long  agreed to  purchase
140,000,000 shares of our Common Stock at an aggregate purchase price of US$29,400,000. The January 29 Contract requires that the acquisition of these shares take place in two installments. On April 15, 2004, Qiang Long was required to pay (the "April Payment") US$12,600,000 for 60,000,000 shares of our Common Stock. Thereafter, we were to hold an annual stockholders meeting at which the stockholders would vote upon an amendment to our Certificate of Incorporation that would increase the number of authorized shares to a higher number such that we would have enough authorized shares to satisfy our obligations under the January 29 Contract. Qiang Long would then pay (the "Final Payment") the second installment of US$16,800,000 within 15 days of the effective date of such amendment and receive the remaining 80,000,000 shares of our Common Stock at that time.

      On April 14, 2004, we and Qiang Long entered into a letter agreement (the "Qiang Long Letter Agreement") providing for an extension of the time within which Qiang Long is required to make each of the February Payment, the April Payment and the Final Payment. The due date for the February Payment was extended from February 29, 2004 to May 31, 2004. The due date for the April Payment was extended from April 15, 2004 to October 15, 2004 and the due date for the Final Payment was extended to November 30, 2004. Qiang Long has still not made the February Payment, which became due on May 31, 2004.

      In connection with entering into the Qiang Long Letter Agreement, Chu Quan Li, our Chairman, Albert Wong, our CEO and a director, and Kuen Kwong Chan, a director, each agreed to resign as our directors and from all other offices that they hold with us, except that Albert Wong will remain as Interim CEO for an indefinite period. These resignations became effective on May 10, 2004 and as of such date the following people became our new directors Chang-De Li, Li-Ping Han, Hong-Liang Li.

CHINA CARDINAL FUNDING

      On May 31, 2004, China Cardinal funded the remaining $1,640,040 payable by it pursuant to a subscription agreement between China Cardinal and us. Under such subscription agreement, China Cardinal funded a total US$2,307,692 and received a total of 16,483,514 shares of Minghua's Common Stock.

RESULTS OF OPERATIONS

Comparison of 2004 and 2003

      For the three months ended March 31, 2004, we had no revenues. We incurred a net loss of $5,660,384 as compared to a net of $203,033 for the three months ended March 31, 2003. The significant increase in net loss is primarily attributable to acquisition expense relating to the purchase of the 15% minority interest in the Environmental Vehicle Company from Asia Key Group Limited.

LIQUIDITY AND CAPITAL RESOURCES

      We had $388,703 in cash, cash equivalents and short-term investments as of March 31, 2004. As of such date we also had total assets of $7,020,429. Since inception, we have accumulated a deficit of $22,285,078.

      We believe that we currently have sufficient capital to fund our operations over the next twelve months. We believe that the recent receipt of financing from China Cardinal coupled with other recent financings and the proposed financing transaction with Qiang Long relating to the issuance by us of an aggregate 140,000,000 shares of our common stock for $29,400,000 will be sufficient to fund the current capital requirements of our business plan.

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

      Long-lived assets, which primarily include property, plant and equipment, are reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of the assets may not be recoverable. If we determine that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is generally measured based on a discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent our current business model. The Company has elected to account for all stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148).

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

OUTLOOK / RISK FACTORS

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

      The amounts and timing of our expenditures will depend primarily on the progress of our capital raising, marketing, technology development and manufacturing programs. We estimate that our existing working capital will be sufficient to satisfy our capital and operational requirements for the next twelve months, however, we do not currently have enough capital to fully implement our business and strategic plans. Our ability to implement our business and strategic plans is dependent upon our ability to successfully fulfill our capital raising plans. Our cash requirements may vary materially from those now planned because of results of marketing, technology developments, manufacturing costs, relationships with possible strategic partners, changes in our focus and direction, research and development programs, competitive and technological advances and other factors.

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

      If the transactions contemplated by the agreements with Qiang Long are consummated, then we will issue 140,000,000 shares of our common stock to Qiang Long at $0.21 per share. In addition, pursuant to a separate subscription agreement with Qiang Long, we are obligated to issue them an additional 10,481,925 shares at a price per share equal to $0.40. Upon the issuance of these shares you will experience dilution in the net tangible book value of your Minghua common stock.

ITEM 3. CONTROLS AND PROCEDURES

      Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Albert Wong, our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Wong concluded that as of March 31, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

      There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS]

      On February 5, 2004, we issued 3,023,998 shares of our common stock to Qiang Long pursuant to a subscription agreement with Qiang Long. We received $1,204,820 in consideration for the issuance of the shares. The shares were offered and sold to Qiang Long in China and Qiang Long is not a U.S. Person, therefore, we relied upon Regulation S in consummating the sale without registration.

      On February 12, 2004, we issued 24,036,269 shares of our common stock to Kingsrich Development Limited upon the conversion of a 24,036269 convertible note held by Kingsrich. We issued the shares without registration in reliance on the exemption provided by Section 3(a)(9) of the Securities Act of 1933.

      On March 22, 2004, we issued 2,500,000 shares upon the exercise of options held by certain members of our management team. We issued the shares without registration in reliance on the exemption provided by Section 3(a)(9) of the Securities Act of 1933.

      On April 5, 2004, we issued 28,210,000 shares of our common stock in connection with the acquisition of additional equity interest in our subsidiary the Environmental Vehicle Company. We issued these shares to non U.S. Persons outside of the U.S. and the offer and sale was effected completely outside of the U.S. Therefore, we relied upon Regulation S of the Securities Act of 1933 in issuing the shares without registration.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

      31 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) REPORTS ON FORM 8-K

      A Current Report on Form 8-K dated February 12, 2004, was filed by the Company with the Securities and Exchange Commission under Items 1, 2, 5 and 7 to report a change of control transaction and certain other material events, including contingent financing transactions and the appointment of two directors.

      A Current Report on Form 8-K, dated March 23, 2004, was filed by us with the Securities and Exchange Commission under Items 4 and 7 to report a change in our auditors.

      A Current Report on Form 8-K, dated March 28, 2004, was filed by us with the Securities and Exchange Commission under Items 2 and 7 to report the acquisition of a significant subsidiary.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  June 3, 2004


                MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED

                By: /s/ Albert Wong
                   -------------------------------------
                   Chief Executive Officer
                   (Principal Executive Officer and
                   Principal Financial or Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                  Description
--------------------------------------------------------------------------------

31 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.