Form 10QSB
period 2004-06-30
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2004-08-23
CIK 1010566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2004
                          Commission File No. 000-30183

                      MINGHUA GROUP INTERNATIONAL HOLDINGS
                 LIMITED (Exact name of small business issuer as
                            specified in its charter)



              NEW YORK                                       13-4025362
    ------------------------------                    ------------------------
   (State or other jurisdiction of                    (I.R.S. Empl. Ident. No.)
    incorporation or organization)

                                  8/F East Area
                    Century Golden Resources Business Center
                                 69 Banjing Road
                                Haidian District
                       Beijing, People's Republic of China
                                     100089
  ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                +86-10-884-52568
               --------------------------------------------------
                           (Issuer's telephone number)


         The number of shares outstanding of each of the issuer's classes of common equity, as of August 20, 2004 are as follows:


  Class of Securities                                     Shares Outstanding
-----------------------                               --------------------------
Common Stock, $0.01 par value                               129,261,490

Transitional Small Business Disclosure Format (check one):   Yes / /    No /X/

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

The accompanying notes are an integral part of the condensed consolidated financial statements.


ITEM 1.     FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                     June 30,
                                                                       2004
                                                                     --------
                 Assets

Current assets
     Cash and cash equivalents                                 $         30,628
     Loan receivable                                                    588,665
     Inventories                                                      2,165,168
     Prepaid expenses and other current assets                        1,343,431
                                                               ----------------

           Total current assets                                       4,127,892
                                                               ----------------

Property, plant and equipment - at cost                               2,856,262
     Less: accumulated depreciation                                  (1,255,752)
                                                               ----------------

                                                                      1,600,510
Other assets
      Deposits on pending business acquisitions                        121,000
      Patent rights                                                    337,727
    License                                                           1,018,125
                                                               ----------------

                                                                      1,476,852

           Total assets                                        $      7,205,254
                                                               ================

    Liabilities and Stockholders' Deficiency

Current liabilities
     Note payable - bank                                       $        654,007
     Accounts payable                                                1,930,517
     Accrued liabilities                                                963,300
     Due to shareholders                                              1,618,679
                                                               ----------------

           Total current liabilities                                  5,166,503
                                                               ----------------

Minority interest                                                      473,975

Commitments and contingencies (Note  5)

Stockholders' deficiency
     Common stock                                                     1,292,615
     Common stock subscribed                                         33,585,806
     Additional paid in capital                                      22,127,566
     Deficit accumulated during the development stage               (22,380,952)
                                                               ----------------
                                                                     34,625,035
     Stock subscription receivable                                  (33,060,259)
                                                               ----------------

           Total stockholders' deficiency                             1,564,776
                                                               ----------------

           Total liabilities and stockholders' deficiency      $      7,205,254
                                                               ================

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                Cumulative Amounts
                                                                                                                 Since Inception,
                                                 Six Months Ended                   Three Months Ended            June 4,1997 To
                                                     June 30,                            June 30,                    June 30,
                                                     --------                            --------
                                               2004              2003              2004             2003                2004
                                             -------           -------           -------          -------             -------
Cost and expenses
   General and administrative expenses    $     789,930      $     521,810     $      81,581    $     214,710      $    8,408,497
   Research and development costs                 -                  -                 -                -               8,775,729
                                          -------------      -------------     -------------    -------------      --------------

Operating loss                                 (789,930)          (521,810)          (81,581)        (214,710)        (17,184,226)

Other (income) expense
  Acquisition expense                         4,940,038              -                 -                -               4,940,038
  Interest expense                               28,265             27,672            14,318           16,354             674,773
  Consultancy fees                               (1,975)          (115,385)              (25)            -               (418,085)
                                          -------------      -------------     -------------    -------------      --------------

     Net loss                              $ (5,756,258)     $    (434,097)    $     (95,874)   $    (231,064)     $  (22,380,952)
                                          =============      =============     =============    =============      ==============


   Net loss per share of common
       stock (basic and diluted)          $        (.06)     $        (.01)    $        (.00)   $        (.00)
                                          =============      =============     =============    =============

 Weighted  average number of common
     stock   shares   used  in  per
     share  calculation  (basic and
     diluted)                                93,307,770         51,247,647       118,354,415       51,996,221
                                          =============      =============      ============     ============

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                  Cumulative
                                                                                                                 Amounts Since
                                                                                                                   Inception
                                                                           Six Months Ended June 30,            June 4, 1997 To
                                                                          --------------------------               June 30,
                                                                            2004                2003                 2004
                                                                          -------             -------               -------
Cash flows from operating activities
     Net cash provided by (used in) operating activities              $    (4,072,750)     $       10,128       $    (8,261,345)
                                                                      ----------------     --------------       ---------------

Cash flows from investing activities
     Reorganization - net of cash acquired                                  -                       -                  (320,579)
     Sale/purchase of patent rights                                            11,562               -                  (284,152)
     Sale/purchases of property and equipment                                 (65,804)              -                  (976,258)
     Deposit on acquisition of a company                                      -                     -                  (121,000)
     Business acquisition, net of cash acquired                                 5,367               -                  (962,218)
     Purchase of minority interest in subsidiary                             (991,000)              -                  (991,000)
                                                                      ---------------      --------------       ---------------

     Net cash used in investing activities                                 (1,039,875)              -                (3,655,207)
                                                                      ---------------      --------------       ---------------

Cash flows from financing activities
     Due to stockholders and related parties - net                            625,279               6,515               441,266
     Proceeds from issuance of common stock                                 3,970,063               -                 8,118,795
     Proceeds from convertible promissory note                                     -                -                 3,128,225
     Dividend paid                                                                  -               -                (1,000,000)
     Notes payable - bank - net                                                 4,515               5,436               654,007
     Deposit - for common stock subscribed                                          -               -                   604,887
                                                                      ---------------      ---------------      ---------------

     Net cash provided by financing activities                              4,599,857              11,951            11,947,180
                                                                      ---------------      ---------------      ---------------

Net increase in cash and cash equivalents                                    (512,768)             22,079               30,628


Cash and cash equivalents - beginning of period                               543,396               6,426                -
                                                                      ---------------      ---------------      ---------------

Cash and cash equivalents - end of period                             $        30,628      $       28,505       $        30,628
                                                                      ===============      ===============      ===============

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

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

     As of June 30, 2004, current liabilities exceed current assets by $1,038,611.

     Formerly, the Company's primary source of working capital was from its majority stockholder who was also Chairman of the Board of Directors ("major stockholder"). The major stockholder resigned from the Board of Directors effective May 10, 2004 and control of the Company changed to a new group of investors pursuant to a letter agreement between the Company and Qiang Long Real Estate Development Company, dated April 14, 2004 (see footnote 8 regarding recent developments). Although two new investors, including those who now control the Board of Directors, have signed agreements to provide additional funds to the Company, these additional funds have not yet been fully provided by these investors. Immediate additional working capital is needed to sustain the Company's current operations.

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

     The Company has determined The Peoples Republic of China Chinese Yuan Renminbi, to be functional currency of Minghua China. There were no material gain or losses recognized as a result of translating foreign currencies to U.S. dollars due to the relative stability of the currencies. No assurance however ,can be given as to the future valuation of the foreign currencies and how further movements in the foreign currencies could affect future earnings of the Company.

     The balance sheets of all foreign subsidiaries were translated at period end exchange rates. All of the Company's material long-lived assets are located in the People's Republic of China, at June 30, 2004. Expenses were translated at exchange rates in effect during the year, substantially the same as the period end rates.

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

     INVENTORIES

     Inventories are stated at the lower of cost, determined by the first in, first out (FIFO) method, or market.

     LICENSE

     As part of the purchase of Guangzhou Bus, the Company acquired a license to manufacture buses in The People's Republic of China in the amount of $1,018,125, based on an appraised valuation of the acquired company. The license has been classified as an indefinite life intangible asset, and as such is not currently subject to amortization.

     MINORITY INTEREST IN SUBSIDIARIES

     The Company records minority interest, which reflects the portion of the earnings of Minghua Science and Guangzhou Bus. The stockholders are not required to fund the Company's deficit, therefore, no minority interest in subsidiary was recorded at June 30, 2004 on the statement of operations.

     There is a 43% minority interest in Ming Hua Science and a 10.2% minority interest in Guangzhou Bus, reflected on the balance sheet at June 30, 2004. The minority interests of Minghua China were purchased from Asia Key Group Limited through an agreement reached on January 19, 2004.

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

     The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

                                                   Six months ended                       Three months ended
                                                       June 30,                                June 30,
                                               -------------------------              -----------------------
                                               2004                 2003              2004               2003
                                               ----                 ----              ----               ----
     NUMERATOR FOR BASIC AND DILUTED
          LPA
           Net loss to common
                shareholders               $  (5,756,258)      $   (434,097)      $    (95,874)     $   (231,064)
                                           =============       ============       ============      ============

     DENOMINATOR FOR BASIC  AND
          DILUTED LPA
           Weighted average shares of
           common stock outstanding            93,307,770        51,247,647        118,354,415        51,996,221
                                           ==============     =============       ============      ============


     LPS - basic and diluted               $         (.06)    $        (.01)      $       (.00)     $        .00)
                                           ==============    ==============       ============      ============


     No dilution resulted from the employee stock options outstanding at June 30, 2004 and 2003 because of the net loss.

     EQUITY BASED COMPENSATION

     At June 30, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 3. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under and outside of the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Six months ended                   Three months ended
                                                          June 30,                            June 30,
                                                          --------                            --------
                                                   2004              2003              2004              2003
                                                   ----              ----              ----              ----

       Net loss, as reported                   $ (5,756,258)   $     (434,097)     $   (95,874)      $  (231,064)

       Deduct: total stock-based employee
            compensation expense
            determined under fair value
            based method for all awards,
            net of related tax effects             (582,308)         (648,975)        (291,154)         (341,154)
                                            ---------------     -------------      -----------       -----------

       Pro forma net loss                   $    (6,338,566)   $   (1,083,072)     $  (387,028)      $  (572,218)
                                            ===============    ==============      ===========       ===========

       Net loss per share:
          Basic and diluted - as
             reported                            $ (.06)            $ (.01)           $ (.00)           $ (.00)
                                                 ======             ======            ======            ======

          Basic and diluted - pro forma          $ (.07)            $ (.02)           $ (.00)           $ (.01)
                                                 ======             =======           ======            ======

3.   STOCK OPTION PLAN

     On April 5, 2001, the Company's 2001 Stock Option Plan was adopted by the board of directors and was approved by the Company's shareholders at the stockholders' annual meeting on August 2, 2001. Pursuant to the 2001 option plan, the Company may grant incentive and non statutory (nonqualified) stock options to key employees and directors of The Company. A total of 20,000,000 shares of common stock have been reserved for issuance under the Plan. No employee may be granted options for more than 2,000,000 restricted shares under the Plan in any one fiscal year.

     The maximum term of options granted under the 2001 Stock Option Plan is ten years. Options granted are nontransferable and generally expire within three months after the termination of the optionee's services.

     The exercise price of incentive stock options must not be less than the fair value of the common stock on the date of the grant. The authority to grant new options under the Plan will terminate on April 5, 2011, unless the Plan is terminated prior to that time by the board of directors. There were 4,000,000 options outstanding at June 30, 2004 under the Plan.

     In addition, another 4,000,000 stock options were granted outside of the Plan to five directors by the Board of Directors on February 24, 2003. These options were exercised in February and April, 2004 at $.12 per share.

4.   INCOME TAXES

     There are net operating loss carry forwards allowed under the Hong Kong and Chinese governments' tax systems. In China, the previous five years net operating losses are allowed to be carry forward to offset future taxable income. In Hong Kong, net operating losses can be carried forward indefinitely to offset future taxable income. The Company had available at June 30 2004, $21,209,071 of unused operating loss carry forwards. A deferred tax asset had not been recognized due to the uncertainty of the Company having future taxable profits. Minghua China withholds and pays income taxes on its employees' wages, which funds the Chinese government's sponsored health and retirement programs of all Minghua China employees.


5.   LOAN RECEIVABLE

     On May 10, 2004, the Company signed a loan agreement with Shenzhen Rui Chi Jun Tong Company Limited ("RCJT"). The loan agreement terms are $726,000, for 3 months at 0.5% per month interest. As of June 30, 2004, RCJT borrowed $588,665. The Company agreed to loan money to RCJT for RCJT's future assistance in selling the Company's products and to help RCJT in their current circumstances.


6.   COMMITMENTS AND CONTINGENCIES

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

     PURCHASE COMMITMENTS

     Minghua has two purchase commitments as of December 31, 2003, to purchase equipment for a total of $739,000.

     NOTES PAYABLE - BANK

     As of June 30, 2004, Minghua China is in default on two notes payable, with a total principal balance past due of $654,007. Through June 30, 2004, such lenders have not demanded payment and Minghua China continues to accrued interest. No assets are subject to liens from these in default notes payable.

7.   COMMON STOCK

     The Company's capital structure as of June 30, 2004 was as follows:

                   Common stock - par value:
                   $.01 per share
                   Authorized - 200,000,000 shares issued and outstanding - 129,261,490 shares

     The Company has agreements with some of the stockholders that contain restrictions on the transfer and other disposition of the stock.

8.   RECENT DEVELOPMENTS

     CONVERTIBLE PROMISSORY NOTE

     To finance the acquisition of Guangzhou Bus and to provide working capital to the operations of the Company in 2003, Kingsrich Development Limited, a BVI limited company, loaned the company $3,128,225. The Company signed a promissory note, dated March 17, 2003 in the sum of $3,128,225, bearing an interest rate of 5% per annum compounded quarterly, with the accrued interest and the principal due on March 31, 2008, the maturity date. If the principal amount had become due and payable prior to the maturity date (whether by acceleration or otherwise), accrued interest on the principal amount would have also become due and payable on such earlier date and the stock has been issued.

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

     Accordingly, the Guangzhou Bus balance sheet and its financial results from January 27, 2004 onward are included in the Company's consolidated financial statements beginning with the first quarter of 2004.

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

     On January 29, 2004, a second stock subscription agreement was entered into with Qiang Long. The second agreement calls for the purchase of 140,000,000 shares of the Company's common stock at a purchase price of $.21 per share, for an aggregate consideration of $29,400,000. Qiang Long will become the controlling stockholder of the Company as a result of this second agreement. Under the second agreement Qiang Long was required to pay the first installment, $12,600,000 for 60,000,000 shares on or before April 15, 2004, extended to October 15, 2004. The second and final required installment, under the second stock subscription agreement, is due within 15 days following a stockholders' meeting to increase the number of common shares authorized for stock issuance, in order to have enough common shares to satisfy its stock obligations to Qiang Long.

     The Company and Qiang Long agreed on April 13, 2004, to extend the due dates for the February 2004 (first agreement) and April 2004 (second agreement) payments to May 31, 2004 and October 15, 2004, respectively. To date these amounts have not been paid and it is uncertain whether these fundings will be received.

     On January 13, 2004, the Company entered into a stock subscription agreement with China Cardinal Limited of Hong Kong ("China Cardinal") relating to the purchase of 16,483,514 shares of the Company's common stock at a purchase price of $.14 per share, as valued by management, for aggregate gross proceeds of $2,307,692. As of June 30, 2004, these proceeds have been received and the stock has been issued.

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

     This transfer is a transfer between entities under common control and will be recorded on Minghua Hong Kong's records at Asia Key's historical cost basis. The amount paid in excess of the cost basis, $4,940,038 was recorded as acquisition expense in 2004.

     Asia Key's only asset is a 15% equity interest in Minghua China. Upon the consummation of this acquisition, the Company obtained the minority interest and become an owner of all the outstanding equity of Minghua China. The funds used to acquire the 15% equity interest were from the proceeds from the issuance of stock to Qiang Long and China Cardinal.

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

     OTHER MATTERS

     On June 30, 2004, the board of directors held a meeting and removed Albert Wong as interim Chief Executive Officer and appointed Mr. Li Chang De as the new interim Chief Executive Officer.

     On June 16, 2004, the Company formed a new indirect wholly owned subsidiary, Beijing China Cardino Real Estate Consulting Co., Ltd., a company organized under the laws of The People's Republic Of China. The Company intends to leverage the real estate development experience of its new board of directors and utilize the new subsidiary as a vehicle for real estate investments in The People's Republic of China.

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

         Our focus is on bringing our vehicles to production so that we can begin to market and sell our vehicles and generate revenues. During our 2003 fiscal year we entered into several contingent financing arrangements with different parties and if we are able to close on these financing arrangements we will have enough capital to begin manufacturing vehicles. However, the counterparty to these agreements who is an affiliate of ours is in default. Payments in excess of $29,000,000 due to us are now past due. It is unclear whether such counterparty will ever fund these amounts.

         As of June 30, 2004, we were in default on two notes payable, with a total principal balance past due of $654,007. Through June 30, 2004, such lenders have not demanded payment and the notes continue to accrued interest. No assets are subject to liens from these in default notes payable. We do not currently have the funds to pay down these notes.

         On May 10, 2004, we entered into a loan agreement with Shenzhen Rui Chi Jun Tong Company Limited ("RCJT"). Pursuant to the loan agreement we loaned RCJT $726,000, for 3 months at 0.5% per month interest. As of June 30, 2004, $588,665 remained outstanding under the loan agreement. The made these loans to RCJT for RCJT's future assistance in selling our products and to help RCJT in their current circumstances.

COMMENCEMENT OF NEW BUSINESS LINE

         On June 16, 2004, we formed a new indirect wholly-owned subsidiary, Beijing China Cardino Real Estate Consulting Co. Ltd. ("Beijing China Cardino"). Beijing China Cardino is a corporation organized under the laws of the People's Republic of China. We intend to leverage the real estate development experience of its new board of directors and utilize Beijing China Cardino as a vehicle to make real estate investments in the People's Republic of China in the future. This marks a new business line for us. We, however, fully intend to continue to develop its intellectual property and other assets relating to environmentally-friendly gas-electric vehicles through its indirect wholly-owned subsidiary Shenzhen Minghua Environmental Protection Vehicle Co. Ltd.

RESULTS OF OPERATIONS

Comparison of 2004 and 2003

         For the three and six months ended June 30, 2004, we had no revenues. We incurred a net loss of $95,874 and $5,756,258 for the three and six months ended June 30, 2004 as compared to a net loss of $231,064 and $434,097 for the three and six months ended June 30, 2003. Directors renumeration was discontinued and office expense decreased substantially in the current quarter. Additionally, results for the six months ended June 30, 2004 include acquisition expense in the amount of $4,940,038 incurred in connection with the purchase of 15% minority interest of Shenzhen Minghua from Asia Key Group Limited.

LIQUIDITY AND CAPITAL RESOURCES

         We had $30,628 in cash, cash equivalents and short-term investments as of June 30, 2004. As of such date we also had total assets of $7,205,254. Since inception, we have accumulated a deficit of $22,380,952.

         We believe that we currently have sufficient capital to fund our operations over the next twelve months. We believe that the recent receipt of financing from China Cardinal coupled with other recent financings and the proposed financing transaction with Qiang Long relating to the issuance by us of an aggregate 140,000,000 shares of our common stock for $29,400,000 will be sufficient to fund the current capital requirements of our business plan. However, Qiang Long is currently in default of its investment contract with us. We are discussing this default with Qiang Long's management. We have not determined as of yet what action we will take as a result of this default or whether Qiang Long will eventually fund its obligations under such investment contract.

         As of June 30, 2004, we were in default on two notes payable, with a total principal balance past due of $654,007. Through June 30, 2004, such lenders have not demanded payment and the notes continue to accrued interest. No assets are subject to liens from these in default notes payable. We do not currently have the funds to pay down these notes.

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

         As of June 30, 2004, we had $30,628 in cash and cash equivalents. The amounts and timing of our expenditures will depend primarily on the progress of our capital raising, marketing, technology development and manufacturing programs. We estimate that our existing working capital will be sufficient to satisfy our capital and operational requirements for the next twelve months, however, we do not currently have enough capital to fully implement our business and strategic plans. Our ability to implement our business and strategic plans is dependent upon our ability to successfully fulfill our capital raising plans. Our cash requirements may vary materially from those now planned because of results of marketing, technology developments, manufacturing costs, relationships with possible strategic partners, changes in our focus and direction, research and development programs, competitive and technological advances and other factors.

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

ITEM 3.      CONTROLS AND PROCEDURES

         An evaluation was carried out under the supervision and with the participation of our management, including Chang-de Li, our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Li concluded that as of June 30, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

10.1 Loan Agreement, dated May 10, 2004, between ShenZhen Ruichijuntong Industry Co., Ltd. and MingHua Environment Protection Vehicles Ltd.

31 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

         We filed a current report on Form 8-K to disclose the removal of our Chief Executive Officer, Albert Wong, and the interim replacement for such position, Chang-de Li. The 8-K also disclosed that on June 16, 2004, we formed a new indirect wholly-owned subsidiary, Beijing China Cardino Real Estate Consulting Co. Ltd. to leverage the real estate development experience of our new board of directors and utilize Beijing China Cardino as a vehicle to make real estate investments in the People's Republic of China in the future.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  August  23, 2004

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED



                  By: /s/ Chang-de Li
                     --------------------------------
                     Interim Chief Executive Officer
                  (Principal Executive Officer and Principal Financial or Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number        Description
--------------------------------------------------------------------------------
10.1          Loan Agreement, dated May 10, 2004, between ShenZhen Ruichijuntong
              Industry Co., Ltd. and MingHua Environment Protection Vehicles
              Ltd.

31 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.