Form 10QSB
period 2004-09-30
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2004-11-15
CIK 1010566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                          Commission File No. 000-30183

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

                                  8/F East Area
                    Century Golden Resources Business Center
                                 69 Banjing Road
                                Haidian District
                       Beijing, People's Republic of China
                                     100089
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                +86-10-884-52568
                       -----------------------------------
                           (Issuer's telephone number)


           The number of shares outstanding of each of the issuer's classes of common equity, as of November 8, 2004 are as follows:


        Class of Securities                             Shares Outstanding
    --------------------------                   -------------------------------
Common Stock, $0.01 par value                             129,261,490

Transitional Small Business Disclosure Format (check one):  Yes____     No X

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                     Assets
                                     ------
                                                                   SEPTEMBER 30,
                                                                        2004
                                                                   ------------
Current assets
      Cash and cash equivalents                                    $    191,729
      Loan receivable                                                   492,133
      Inventories                                                     2,244,106
      Prepaid expenses and other current assets                       1,179,458
                                                                   ------------

             Total current assets                                     4,107,426
                                                                   ------------

Property, plant and equipment - at cost                               2,939,553
      Less: accumulated depreciation                                 (1,326,724)
                                                                   ------------

                                                                      1,612,829
Other assets
      Deposits on pending business acquisitions                         121,000
      Patent rights                                                     335,540
      License                                                         1,018,125
                                                                   ------------
                                                                      1,474,665

             Total assets                                          $  7,194,920
                                                                   ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities
      Note payable - bank                                          $    649,492
      Accounts payable                                                1,939,714
      Accrued liabilities                                             1,061,260
      Due to shareholders                                             1,867,381
                                                                   ------------

             Total current liabilities                                5,517,847
                                                                   ------------

Minority interest                                                       473,975
                                                                   ------------

Commitments and contingencies (Note 5)

Stockholders' equity
      Common stock                                                    1,292,615
      Common stock subscribed                                        33,585,806
      Additional paid in capital                                     22,117,053
      Deficit accumulated during the development stage              (22,732,117)
                                                                   ------------
                                                                     34,263,357
      Stock subscription receivable                                 (33,060,259)
                                                                   ------------

             Total stockholders' equity                               1,203,098
                                                                   ------------
             Total liabilities and stockholders' equity            $  7,194,920
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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                          CUMULATIVE AMOUNTS
                                               NINE MONTHS ENDED                THREE MONTHS ENDED         SINCE INCEPTION,
                                                  SEPTEMBER 30,                     SEPTEMBER 30,           JUNE 4,1997 TO
                                        ------------------------------    ------------------------------    SEPTEMBER 30,
                                            2004              2003             2004            2003             2004
                                        -------------    -------------    -------------    -------------    -------------
Cost and expenses
General and administrative
     expense                            $   1,128,050    $     874,971    $     338,120    $     353,161    $   8,746,617
Research and development
      costs                                      --               --               --               --          8,775,729
                                        -------------    -------------    -------------    -------------    -------------
Operating loss                             (1,128,050)        (874,971)        (338,120)        (353,161)     (17,522,346)

Other (income) expense
  Acquisition expense                       4,940,038             --               --               --          4,940,038
  Interest expense                             41,906           83,129           13,641           55,457          688,414
  Consultancy fees                             (2,571)        (115,385)            (596)            --           (418,681)
                                        -------------    -------------    -------------    -------------    -------------
      Net loss                          $  (6,107,423)   $    (842,715)   $    (351,165)   $    (408,618)   $ (22,732,117)
                                        =============    =============    =============    =============    =============

Net loss per share of common stock
      (basic and diluted)               $        (.06)   $        (.02)   $        (.00)   $        (.01)
                                        =============    =============    =============    =============

 Weighted average number of common
      stock shares used in per share
      calculation (basic and diluted)     105,379,822       51,535,903      129,261,490       52,045,509
                                        =============    =============    =============    =============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                        CUMULATIVE
                                                                                       AMOUNTS SINCE
                                                            NINE MONTHS ENDED           INCEPTION
                                                               SEPTEMBER 30,           JUNE 4, 1997 TO
                                                       ----------------------------    SEPTEMBER 30,
                                                           2004            2003            2004
                                                       ------------    ------------    ------------
Cash flows from operating activities
     Net cash used in operating activities             $ (4,064,219)   $   (160,869)   $ (8,252,814)
                                                       ------------    ------------    ------------

Cash flows from investing activities
     Reorganization - net of cash acquired                     --              --          (320,579)
     Sale/purchase of patent rights                          13,749            --          (281,965)
     Sale/purchases of property and equipment              (149,095)         10,285      (1,059,549)
     Deposit on acquisition of a company                       --          (121,000)       (121,000)
     Business acquisition, net of cash acquired               5,367            --          (962,218)
     Purchase of minority interest in subsidiary           (991,000)           --          (991,000)
                                                       ------------    ------------    ------------

Net cash used in investing activities                    (1,120,979)       (110,715)     (3,736,311)

Cash flows from financing activities
     Due to stockholders and related parties - net          873,981        (193,858)        689,968
     Proceeds from issuance of common stock               3,959,550         483,793       8,108,282
     Proceeds from convertible promissory note                 --              --         3,128,225
     Dividend paid                                             --              --        (1,000,000)
     Notes payable - bank - net                                --             5,436         649,492
     Deposit - for common stock subscribed                     --              --           604,887
                                                       ------------    ------------    ------------
Net cash provided by financing activities                 4,833,531         295,371      12,180,854

Net increase (decrease) in cash and cash equivalents       (351,667)         23,787         191,729

Cash and cash equivalents - beginning of period             543,396           6,426            --
                                                       ------------    ------------    ------------
Cash and cash equivalents - end of period              $    191,729    $     30,213    $    191,729
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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

1.    BUSINESS DESCRIPTION AND ORGANIZATION

      The  consolidated  financial  statements  of Minghua  Group  International
      Holdings Limited ("Minghua USA"), include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries, collectively the ("Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

      LIQUIDITY AND FINANCIAL CONDITION

      The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and negative working capital that raises substantial doubt about its ability to continue as a going concern.

      As of September 30, 2004, current liabilities exceed current assets by $1,410,421.

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

      TECHNOLOGY

      Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. ("Minghua China") is the owner of patented technology ("Technology") relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system. Minghua China produced its first prototype hybrid vehicle ("Minghua Hybrid Vehicle") in 2000 and will initially attempt to sell the Minghua Hybrid Vehicle to the public transportation market in Hong Kong and China. Minghua China has not made any sales of Minghua Hybrid Vehicles to date. All manufacturing by Minghua China of the Minghua Hybrid Vehicle will be done in China. The Company took control of the Guangzhou City View Bus Installation Company ("Guangzhou Bus") on January 27, 2004 for purposes of manufacturing the Minghua Hybrid Vehicle. The Company has not been able to commence the manufacture of any significant number of vehicles through Guangzhou Bus because it doesn't have the necessary operating capital. The Company's intent is not to export vehicles but to license its technology in other countries. The Company also intends to manufacture conventional buses in China.

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The consolidated financial statements for all periods presented, include the financial statements of Minghua USA, Minghua Acquisition Corp., Euromax International Investments Limited, Minghua Group International Holding (Hong Kong) Limited ("Minghua Hong Kong"), Asia Key Group Limited ("Asia Key"), Beijing China Cardino Real Estate Consulting Co. Ltd. ("Beijing China Cardino"),. Keytop Holdings Limited, Minghua China, Top Team Holdings Ltd. (B.V.I), Ming Hua Environmental Protection Science and Technology Limited ("Ming Hua Science"), Eagle Bus Development Limited, Good View Bus Manufacturing (Holdings) Company Limited, and Guangzhou Bus. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

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

      The balance sheets of all foreign subsidiaries were translated at period end exchange rates. All of the Company's material long-lived assets are located in the People's Republic of China, at September 30, 2004. Expenses were translated at exchange rates in effect during the year, substantially the same as the period end rates.

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

      MINORITY INTEREST IN SUBSIDIARIES

      The Company records minority interest, which reflects the portion of the earnings of Minghua Science and Guangzhou Bus. The stockholders are not required to fund the Company's deficit, therefore, no minority interest in subsidiary was recorded at September 30, 2004 on the statement of operations.

      There is a 43% minority interest in Ming Hua Science and a 10.2% minority interest in Guangzhou Bus, reflected on the balance sheet at September 30, 2004. The minority interests of Minghua China were purchased from Asia Key Group Limited through an agreement reached on January 19, 2004.

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      LOSS PER SHARE (Continued)

      The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:




                                               NINE MONTHS ENDED                THREE MONTHS ENDED
                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                        ------------------------------    ------------------------------
                                            2004              2003             2004            2003
                                        -------------    -------------    -------------    -------------
      NUMERATOR FOR BASIC AND
         DILUTED LPA
         Net loss to common
           shareholders                 $  (6,107,423)   $    (842,715)   $    (351,165)   $    (408,618)
                                        =============    =============    =============    =============

      DENOMINATOR FOR BASIC  AND
         DILUTED LPA
         Weighted average shares of
         common stock outstanding         105,379,822       51,535,903      129,261,490       52,045,509
                                        =============    =============    =============    =============
      LPS - basic and diluted           $        (.06)   $        (.02)   $        (.00)   $        (.01)
                                        =============    =============    =============    =============


      No dilution resulted from the employee stock options outstanding at September 30, 2004 and 2003 because of the net loss.

       EQUITY BASED COMPENSATION

       At September 30, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 3. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under and outside of the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123,
       Accounting for Stock-Based Compensation, to stock-based employee compensation.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       EQUITY BASED COMPENSATION (Continued)



                                               NINE MONTHS ENDED                THREE MONTHS ENDED
                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                        ------------------------------    ------------------------------
                                            2004              2003             2004            2003
                                        -------------    -------------    -------------    -------------
        Net loss, as reported           $  (6,107,423)   $    (842,715)   $    (351,165)   $    (408,618)

        Deduct: total stock-based
                employee compensation
                expense determined
                under fair value based
                method for all awards,
                net of related tax
                effects                      (750,000)        (990,129)        (250,000)        (341,154)
                                        -------------    -------------    -------------    -------------
        Pro forma net loss              $  (6,857,423)   $  (1,832,844)   $    (601,165)   $    (749,772)
                                        =============    =============    =============    =============

        Net loss per share:
           Basic and diluted - as
              reported                  $        (.06)   $        (.02)   $        (.00)   $        (.01)
                                        =============    =============    =============    =============

           Basic and diluted -
              pro forma                 $        (.06)   $        (.04)   $        (.00)   $        (.01)
                                        =============    =============    =============    =============

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

       The exercise price of incentive stock options must not be less than the fair value of the common stock on the date of the grant. The authority to grant new options under the Plan will terminate on April 5, 2011, unless the Plan is terminated prior to that time by the board of directors. There were 4,000,000 options outstanding at September 30, 2004 under the Plan.

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.    INCOME TAXES

      There are net operating loss carry forwards allowed under the Hong Kong and Chinese governments' tax systems. In China, the previous five years net operating losses are allowed to be carry forward to offset future taxable income. In Hong Kong, net operating losses can be carried forward indefinitely to offset future taxable income. The Company had available at September 30 2004, $21,560,236 of unused operating loss carry forwards. A deferred tax asset had not been recognized due to the uncertainty of the Company having future taxable profits. Minghua China withholds and pays income taxes on its employees' wages, which funds the Chinese government's sponsored health and retirement programs of all Minghua China employees.


5.    LOAN RECEIVABLE

      On May 10, 2004, the Company signed a loan agreement with Shenzhen Rui Chi Jun Tong Company Limited ("RCJT"). The loan agreement terms are $726,000, for 3 months at 0.5% per month interest. As of September 30, 2004, RCJT owed the company $492,133. The Company agreed to loan money to RCJT for RCJT's future assistance in selling the Company's products and to help RCJT in their current circumstances. In September 2004, the Company verbally agreed to extend the term for RCJT to pay back the loan in full to the end of 2004.


6.    COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENTS

      The Company leases office space from a related company, under a long-term non-cancelable lease agreement.

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

      NOTES PAYABLE - BANK

      As of September 30, 2004, Minghua China is in default on two notes payable, with a total principal balance past due of $654,007. Through September 30, 2004, such lenders have not demanded payment and Minghua China continues to accrued interest. No assets are subject to liens from these in default notes payable.

7.    COMMON STOCK

      The Company's capital structure as of September 30, 2004 was as follows:

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


8.    RECENT DEVELOPMENTS (Continued)

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

      ISSUANCE OF COMMON STOCK

      On September 29, 2003, the Company entered into its first stock subscription agreement (first agreement) with the Beijing Qiang Long Real Estate Development Co., Ltd. ("Qiang Long"), relating to the purchase of 15,000,000 shares of the Company's common stock at a purchase price of $.40 per share, for an aggregate consideration amount of $6,000,000. In 2003, 3,023,705 shares of stock were purchased under the subscription agreement for an aggregate consideration of $1,209,482. In 2003 1,511,488 shares, of the 3,023,705 shares purchased, were issued under this subscription agreement. In January 2004, Qiang Long funded $1,204,820 and received an additional 3,023,998 shares of the Company's common stock. The first agreement required Qiang Long to fund the total stock subscription amount by February 29, 2004, extended to May 31, 2004.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.    RECENT DEVELOPMENTS (Continued)

      ISSUANCE OF COMMON STOCK (Continued)

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

      On April 13, 2004, the Company and Qiang Long agreed to extend the due dates for the February 2004 (first agreement) and April 2004 (second agreement) payments to May 31, 2004 and October 15, 2004, respectively. The due date for the final (Third) payment was extended to November 30, 2004.

      On October 29, 2004, The Company and Qiang Long entered into a letter agreement that provided for an extension of the time within which Qiang Long is required to make each of the First Payment, the Second Payment and the Third Payment. The due date for the First Payment was extended from May 31, 2004 to December 31, 2004. The due date for the Second Payment was extended from October 15, 2004 to December 31, 2005, and the due date for the Third Payment was extended from November 30, 2004 to December 31, 2006.

      To date these amounts have not been paid and it is uncertain whether these funds will be received.

      On January 13, 2004, the Company entered into a stock subscription agreement with China Cardinal Limited of Hong Kong ("China Cardinal") relating to the purchase of 16,483,514 shares of the Company's common stock at a purchase price of $.14 per share, as valued by management, for aggregate gross proceeds of $2,307,692. These proceeds have been received and the stock has been issued.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.    RECENT DEVELOPMENTS (Continued)

      ISSUANCE OF COMMON STOCK (Continued)

      Luck Pond Enterprises Limited by Hong Kong ("Luck Pond") had provided consulting services and acted as a finder in connection with the above-mentioned two subscription agreements with Qiang Long and an investment that was made in January 2004 by China Cardinal. In consideration for those services, Luck Pond will receive a ten percent commission on the total investment proceeds from both investors, payable in common stock of the Company and was determined by management to be equivalent to 28,390,531 common shares. This commission is contingent upon final funding of 100% of all the three above-mentioned subscription agreements. No accrual has been made for this commission. Total Payment has not been made by Qiang Long on or prior to December 31, 2006, the current directors of Minghua will each resign from their position as directors and appoint such persons to the Board as may be requested by Chu Quan Li.

      All the above common stock securities issued in 2003 and 2002 were not registered under the Securities Act of 1933, as amended, and therefore fall under the restrictions of Rule 144 of the Securities Act of 1933, as amended.

      ACQUISITION OF MINORITY INTEREST

      On January 19, 2004, in a related party transaction, Minghua Hong Kong entered into a stock purchase agreement with Jinmou Li, son of the Company's Chairman, to acquire 100% of the equity in Asia Key Group Limited a Hong Kong corporation, in which Jinmou Li is the sole stockholder. The purchase price was approximately $991,000 and 28,210,000 shares of Minghua USA, valued at $.14 per share by management, of the Company's common stock, for an aggregate price of $4,940,038.

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


8.    RECENT DEVELOPMENTS (Continued)

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

      On July 20, 2004, the Company formed a new direct wholly-owned subsidiary, Euromax International Investments Limited. (Euromax). Euromax is a corporation organized under the laws of the Hong Kong. The Company intends to use Euromax to hold the shares of all the subsidiaries in order to simplify the Company's organizational structure.

9.    SUBSEQUENT EVENT

       On October 21, 2004, the Company entered into a Stock Purchase Agreement with Mr. Sin Keung Kok (the "Seller") who held the 43% minority interest in Ming Hua Science. The Company agreed to purchase the Seller's equity for an aggregate purchase price of approximately $1,690,474 and become the sole beneficial owner of Ming Hua Science. The Company paid the Seller approximately $120,748 on October 21, 2004 and the remaining approximately $1,569,726 portion of the purchase price is to be paid to the Seller on the thirtieth day following the transfer of the equity into the name of the Company or its designee under the terms of the Stock Purchase Agreement. Upon acquisition of the equity, the Company intends to register the equity in the name of Euromax, an indirect wholly-owned subsidiary of the Company.

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

           We have patents on our technology in China, Germany, Hong Kong Special Administrative Region, Taiwan, Republic of Korea, Australia and Japan. We intend to focus initially on the local public transportation sector in China. We do not plan to export our hybrid vehicles directly to other countries due to prohibitive costs that may be incurred in order to adhere to various government regulations and tax levies. We plan to negotiate license agreements with manufacturers in other countries. These licensing agreements will provide us with the potential opportunity for global recognition and may facilitate the delivery of our state-of-the-art hybrid electric buses to the rest of the world.

           Our focus is on bringing our vehicles to production so that we can begin to market and sell our vehicles and generate revenues. During our 2003 fiscal year we entered into several contingent financing arrangement with Qiang Long Real Estate Development Co., Ltd ("Qiang Long") and if we are able to close on this financing arrangement we will have enough capital to begin manufacturing vehicles. If we are unable to close this financing arrangement and if we cannot otherwise raise capital in order to begin manufacturing our hybrid vehicles, we may not be able to continue as a going concern.

           The payments due under the financing arrangement with Qiang Long mentioned above have not been made to date. Instead, the payment dates have been extended twice. Most recently, on October 29, 2004, as reported in our current report on Form 8-K, which was filed on November 3, 2004, Minghua, Qiang Long and Mr. Li Chuquan (the former CEO and Chairman of Minghua and the designated third party beneficiary under the financing arrangements) agreed to extend the payment dates by when Qiang Long must make payment to Minghua as follows: The due date for the first payment (in the amount of US$3,990,326) due under the financing arrangement is now extended from May 31, 2004 to December 31, 2004. The due date for the second payment (in the amount of US$12,000,000) is extended from October 15, 2004 to December 31, 2005, and the due date for the third payment (in the amount of US$16,800,000) is extended from November 30, 2004 to December 31, 2006. Additionally, the parties agreed that if the total amount due under the financing arrangement is not paid on or prior to December 31, 2006, then the current directors of Minghua will each resign from their positions as directors and appoint such persons to the Board as may be requested by Li, Chu Quan. Finally, the parties agreed that Minghua will not, without Chu Quan Li's prior written consent, authorize the issuance of any securities of Minghua or reduce the number of outstanding securities of Minghua until the total amount due under the financing arrangement has been received by Minghua.

RESULTS OF OPERATIONS

Comparison of 2004 and 2003

           For the three and nine months ended September 30, 2004, we had no revenues. We incurred a net loss of $351,165and $6,107,423 for the three and nine months ended September 30, 2004 as compared to a net loss of $408,618 and $842,715 for the three and nine months ended September 30, 2003. The $57,453 decrease in net loss during the three month period ended September 30, 2004 as compared to the same period of last year is primarily attributable to a decrease in payroll expense. The $5,264,708 increase in net loss for the nine month period ended September as compared to the same period last year is primarily attributable to acquisition expense in the amount of $4,940,038 incurred in connection with the purchase of 15% minority interest of Shenzhen Minghua from Asia Key Group Limited.

LIQUIDITY AND CAPITAL RESOURCES

           We had $191,729 in cash, cash equivalents and short-term investments as of September 30, 2004. As of such date we also had total assets of $7,194,920. Since inception, we have accumulated a deficit of $22,732,117.

           We believe that we currently have sufficient capital to fund our operations over the next six months assuming that no significant capital expenditures are made and that we defer many aspects of our current business plan. We believe that the proposed financing transaction with Qiang Long relating to the issuance by us of an aggregate 140,000,000 shares of our common stock for $29,400,000 will be sufficient to fund the current capital requirements of our business plan. However, Qiang Long has already requested, and we have given, two extensions to Qiang Long's financing obligations. We are uncertain as to whether Qiang Long will ultimately be able to meet its commitments under such financing arrangements.

           As of September 30, 2004, we were in default on two notes payable, with a total principal balance past due of $654,007. Through September 30, 2004, such lenders have not demanded payment and the notes continue to accrued interest. No assets are subject to liens from these in default notes payable. We do not currently have the funds to pay down these notes.

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

           As of September 30, 2004, we had $191,729 in cash and cash equivalents. The amounts and timing of our expenditures will depend primarily on the progress of our capital raising, marketing, technology development and manufacturing programs. We estimate that our existing working capital will be sufficient to satisfy our capital and operational requirements for the next twelve months, however, we do not currently have enough capital to fully implement our business and strategic plans. Our ability to implement our business and strategic plans is dependent upon our ability to successfully fulfill our capital raising plans. Our cash requirements may vary materially from those now planned because of results of marketing, technology developments, manufacturing costs, relationships with possible strategic partners, changes in our focus and direction, research and development programs, competitive and technological advances and other factors.

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

ITEM 3.              CONTROLS AND PROCEDURES

           An evaluation was carried out under the supervision and with the participation of our management, including Chang-de Li, our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures.
Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Li concluded that as of September 30, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

DATED:  November 15, 2004

                                   MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED



                                   By: /s/ Chang-de Li
                                      -------------------------------------
                                      Interim Chief Executive Officer
                                      (Principal Executive Officer and
                                      Principal Financial or Accounting Officer)

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