Form 10KSB
period 2004-12-31
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2005-04-14
CIK 1010566

_____________________________________________________________

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004        Commission File No. 000-30183

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
              ----------------------------------------------------
                 (Name of small business issuer in its charter)

            NEW YORK                                           13-3874771
            --------                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

          8/F East Area
Century Golden Resources Business Center                 +86-10-884-52568
         69 Banjing Road                            (Issuer's telephone number)
        Haidian District
 Beijing, People's Republic of China
             100089
(Address of principal executive offices)


Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  Common stock,
                                                               $.01 par value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
   -----     ------

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for its most recent fiscal year are $83,733.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of April 3, 2005 is:$1,038,404.

      The number of shares outstanding of the issuer's common stock as of April 3, 2005 is 145,496,004.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

      Our corporate name is Minghua Group International Holdings Limited. We are a New York corporation that was incorporated as United Network Technologies, Inc. on February 29, 1996. On October 2, 1998, we changed our name to Panagra International Corporation and on August 2, 2001 we changed our name to Minghua Group International Holdings Limited. From our inception until 2001, we were relatively inactive with limited operations. To date we have generated only very limited revenues.

      In 2001, we acquired Minghua Group International Holding (Hong Kong) Limited, a corporation existing under the laws of the Hong Kong Special Administrative Region of the Peoples Republic of China (Minghua Hong Kong), whose sole material asset was an 85% indirect equity interest in Shenzhen Minghua Environmental Protection Vehicles Co. Ltd, a corporation existing under the laws of the Peoples Republic of China (Environmental Vehicle Company). On January 29, 2004 our subsidiary, Minghua Hong Kong, acquired 100% of the outstanding equity of Asia Key Group Limited, a Hong Kong corporation (Asia Key) from Jinmou Li, the son of our former Chairman Chuquan Li, for a purchase price of RMB 8,200,000 (approximately, US$990,638) and 28,210,000 shares of our Common Stock. Asia Key's only asset is the remaining 15% equity interest in the Environmental Vehicle Company. Therefore, we now indirectly own 100% of the outstanding equity of the Environmental Vehicle Company.

      Through our indirect subsidiary, the Environmental Vehicle Company, we have been focused on the development and commercialization of mass transit, hybrid electric vehicles, primarily buses, since 2001. Our hybrid vehicles are powered by a combination of a combustion diesel engine and electric power systems based upon our patented technology. Prototype hybrid vehicles and a limited number of other vehicles have been produced, but to date we have made only very limited sales.

      On June 16, 2004, we formed a new indirect wholly-owned subsidiary, Beijing China Cardinal Real Estate Consulting Co. Ltd. (Beijing China Cardinal). Beijing China Cardinal is a corporation organized under the laws of the People's Republic of China. We intend to leverage the real estate development experience of our board of directors and utilize Beijing China Cardinal as a vehicle to make real estate investments in the People's Republic of China in the future. This marks a new business line for us. However, we fully intend to continue to develop our intellectual property and other assets relating to environmentally-friendly gas-electric vehicles.

      We aim to become China's leading manufacturer of hybrid electric vehicles and a competitor in the global market. For our investors, our goal is to deliver high shareholder value, excellent quantitative returns in the future, and the satisfaction of contributing to an important environmental cause. We are committed to our role as a contributor to worldwide research and development efforts of environmentally compatible vehicles.

The Environmental Vehicle Company

      The Environmental Vehicle Company is our primary operating subsidiary, and its main business is the development, production and sale of hybrid vehicles. In September 2000, the Environmental Vehicle Company successfully developed its first prototype hybrid electric bus. Since then, in May 2004, the Environmental Vehicle Company developed its second generation hybrid vehicle. We sold two of our second generation hybrid vehicles to Chingsha Unite Electromotion Technology Co. Ltd. at a below market price and on a trial basis in the third quarter of 2004.

Products and Product Development

Environmentally-Friendly Vehicles

      Our second generation hybrid bus was developed between November 2003 and June 2004. We manufactured two prototypes that run on a combination of LPG and an electric power system. One is a hybrid passenger bus that would be utilized as an urban public bus and the other is a tourist charter bus.

      The performance parameters for the prototypes are as follows:

------------------------------------------------------------ -------------------
Number of Seats                                              45
------------------------------------------------------------ -------------------
Maximum vehicle speed:                                       90 kph
------------------------------------------------------------ -------------------
Distance utilizing electric power exclusively:               More than 40 km
------------------------------------------------------------ -------------------
Fuel consumption per 100 km:                                 Less than 50 liters
------------------------------------------------------------ -------------------
Maximum hybrid driving efficiency:                           160 kw
------------------------------------------------------------ -------------------
Continuous driving distance:                                 More than 400 km
------------------------------------------------------------ -------------------
Maximum incline:                                             4 degrees
------------------------------------------------------------ -------------------
0-50 km speedup time:                                        Less than 30 sec
------------------------------------------------------------ -------------------

      During normal operation our second generation hybrid operates exclusively on its electric power system. Once the vehicle attains a speed that is greater than 20km per hour, the vehicle switches to its LPG propelled engine. Once the engine generates an affluent driving force, the electric motor is charged then ready to work anytime at anytime the speed exceeds 70km per hour or more.

      We expect to produce prototypes of the LPG bus (in addition to the minibus prototype) and LPG/electric bus before the end of fiscal year 2005.

      We also plan to develop a bus that runs exclusively on electric power without any secondary fuel source.

Diesel Busses

      On March 13, 2003, we acquired the Guangzhou City View Bus Installation Company, a People's Republic of China limited company (the Guangzhou Bus Installation Company). See "Manufacturing Our Product" below for more details regarding this acquisition. The Bus Installation Company had historically been a manufacturer of standard diesel busses. As our subsidiary, the Guangzhou Bus Installation Company now also manufactures our prototype hybrid vehicles. We plan to continue manufacturing diesel busses in the future along with our hybrid and other environmentally friendly vehicles. We sold five standard diesel busses in 2004.

      Our diesel busses consist of large sleeper busses (accommodates 39 passengers), large passenger busses (accommodates up to 53 passengers) and medium sized passenger busses (accommodates up to 37 passengers). These vehicles are sold under the Eagle brand name. They run on diesel fuel, have six tires, two axels and can be equipped with leather interiors, pneumatic boot doors, imported compressed air conditioners, multiple color televisions, VCDs, a middle door, lavatory and water dispensers.

Manufacturing Our Products

      On March 13, 2003, our indirect subsidiary, Ming Hua Environmental Protection Science and Technology Limited, a Hong Kong limited company (Minghua
EPST), entered into an acquisition agreement (the Acquisition Agreement) with Good View Bus Manufacturing (Holdings) Company Limited, a Hong Kong limited company (Good View), Eagle Bus Development Limited, a Hong Kong limited company (Eagle), and Mr. Sin Keung Kok (Mr. Kok), relating to the acquisition of an 89.8% equity interest in the Guangzhou Bus Installation Company. The Guangzhou Bus Installation Company manufactures motor coaches for domestic sale in China and for export.

      The acquisition of the equity interest was subject to certain governmental approvals. Due to the delay in obtaining the required governmental approvals, on January 27, 2004, the parties to the Acquisition Agreement entered into, and simultaneously consummated the transactions contemplated by, a supplemental agreement (the Supplemental Agreement), which replaced the original Acquisition Agreement. Pursuant to the Supplemental Agreement, instead of acquiring the Guangzhou Bus Installation Company directly, Minghua EPST acquired a controlling interest in the entities that control the Guangzhou Bus Installation Company. More specifically, Minghua EPST acquired 9,999 of the total 10,000 authorized shares of Good View (which owns 23.8% of the Guangzhou Bus Installation Company) and 1,199,999 of the total 1,200,000 authorized shares of Eagle (which owns 66% of the Guangzhou Bus Installation Company) from the stockholders of Good View and Eagle, respectively. Therefore, Minghua EPST is now the indirect owner of an 89.8% equity interest in the Guangzhou Bus Installation Company. The remaining 10.2% is held by Guangzhou Public Automobile No. 2 Company.

      The deposit of RMB 8,000,000 (US$967,585) that had been paid upon entering into the Acquisition Agreement was distributed to the prior stockholders of Good View and Eagle. Furthermore, Minghua EPST issued to Mr. Kok, a former stockholder of Good View, a 43% equity interest in Minghua EPST. Thereafter, in October 2004, our wholly-owned subsidiary, Euromax Limited, acquired Mr. Kok's interest in Minghua EPST for RMB 14 million. Accordingly, we now indirectly own 100% of Minghua EPST, which in turn owns 89.8% of the Guangzhou Bus Installation Company.

      The amount of the consideration payable by Minghua EPST was determined by the parties based upon the market value of the assets and business potential of Guangzhou Bus Installation Company. The price was determined based on arms' length negotiations between Minghua EPST and the stockholders of Eagle and Good View.

      As a result of the acquisition of the Guangzhou Bus Installation Company, we now have the ability to manufacture our products. In 2004 we manufactured ten busses. Five of these busses were diesel busses. Four of these busses were our second generation hybrid busses and the last bus was a minibus prototype that runs exclusively on LPG. Of the five diesel busses, three were sold to Manzhouli Goldenbridge Tourism Overseas Bus Transportation Co., Ltd. in Inner Mongolia Autonomous Region; one to Guangzhou Merchants Tourism Passenger Transportation Co., Ltd and one to Tongfaheping Company, subsidiary of Heyuan Traffic Group in Guangdong Province. The sale of the diesel busses occurred in fiscal year 2005. Two of the second generation hybrid busses were sold to Chingsha United Electromotion Technology Co. Ltd. in fiscal year 2004 and are being used on a pilot or test basis. The other two second generation hybrid busses are kept in our inventory for further research and development. The purely LPG minibus is being used as a prototype for this new technology.

Market

      We believe that the global market is favorable for the introduction of hybrid electric vehicles and other environmentally friendly vehicles.

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

      Given the demonstrated world-wide interest in developing and using environmentally friendly mass transit vehicles, we believe our hybrid busses will be well received in China and other countries around the world. Initially, we intend to focus on selling our products to the local public transportation sector in China. In the future, we may expand the sale of our products to the global market through the negotiation of licensing agreements with manufacturers. These licensing agreements would allow us to sell our technology world-wide, without incurring the prohibitive costs associated with adhering to applicable government regulations and tax levies.

Marketing Strategy

      Our marketing strategy is to market our vehicles to the PRC government and to transportation and tourism companies throughout the PRC and Hong Kong. Management has met with government officials in Guangzhou, Guangdong and with a bus association in Hong Kong in order to generate interest in our products. We have also met with members of the Guangdong Provincial Transportation Committee to discuss our products.

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

      Management believes that more than 150 companies are developing hybrid technology in China alone. Our main competitors in China include companies like Golden Dragon Company Ltd., Five Continent Dragon Company Ltd., Dongfeng Electric Vehicle Co., Ltd., Neoplan (Jinghua) Vehicle Co., Ltd., and Xiangtan Electric Vehicle Co. Ltd.

Research and Development

      Our research and development activities are conducted through our subsidiary, the Guangzhou Bus Installation Company. The Guangzhou Bus Installation Company has 12 employees who work exclusively on research and development of future generation products. The Environmental Vehicle Company has invested approximately US$33,311 in the research and development in fiscal year 2004 and nothing was invested during the fiscal year ending December 31, 2003.

Regulation

      Bus manufacturers in China are generally subject to the following regulations and procedures:

      o A basic business permit is required to commence operations. This permit involves the issuance of a business license, tax registration, environmental protection permit, and facility layout permit.

      o A manufacturing permit is required before vehicles can be manufactured. This permit is issued by the State Development and Reform Commission.

      o All vehicles are required to meet national regulations and standards. Each new product will be tested at a state designated site. Qualified vehicles will then be listed in a national registry that is publicized by the State Development and Reform Commission. These vehicles are then eligible to receive license plates by relevant local traffic and transportation administrations.

      o All newly-developed vehicles must go through a product safety attestation, or, 3C attestations, without which the vehicle would not be able to obtain a license plate from the local traffic and transportation administration. The 3C covers review of facilities, environment, equipment, management and all specifications of vehicle manufacturers. We are currently being reviewed under the 3C process and expect to receive a 3C attestation in the near future.

      o Operating passenger vehicles must obtain a rating certificate. The superior grade must be rated directly by China's Ministry of Communications annually, the intermediate, by authorities at local levels. Vehicles of different rates are allowed to run only on specific routes. Without being rated, passenger vehicles cannot be put into operation.

      o Since the national standards of environmental protection, safety and technological regulations are continuously becoming more stringent. Some vehicles that are already in production and being sold must be upgraded in four or five years to satisfy the new standards and then be tested again by the government.

      We currently hold 16 types of vehicle production and sales permits. Through January 2005, we had sold a total of five diesel engine passenger vehicles. In addition to carrying out research and development of environmentally-friendly vehicles, we will continue production and sales of ordinary passenger vehicles in 2005.

Employees

      As of March 24, 2004, we had a total of 130 employees (excluding consultants and temporary help). Of these employees, 20 are management personnel at our parent company and our subsidiaries, 6 are in accounting, 10 are administrative staff, 10 are engaged in research and development, 84 are involved in our newly acquired manufacturing operations and 18 are involved in sales and related support.

      None of our employees is represented by a labor union although some of our employees are members of the City View trade union, however such trade union does not represent our employees in the negotiation of labor rates or other labor benefits. Management considers our relationships with our employees to be satisfactory, notwithstanding occasional payroll delays. Our ability to achieve our operational and financial objectives depends in part upon our ability to retain key technical, marketing and operations personnel, and to attract new employees as required to support growth. Working capital constraints may impair our ability to retain and attract the staff needed to maintain current operations and meet the needs of anticipated growth.

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

ITEM 2.  DESCRIPTION OF PROPERTY

      Our business is conducted at our executive offices, which are located at 8/F East Area, Century Golden Resources Business Center, 69 Bangjing Road, Haidian District, Beijing, People's Republic of China 100089. Our executive offices consist of approximately 130 square meters consisting entirely of administrative office space. This lease expires December 31, 2005.

      The Guangzhou Bus Installation Company owns a facility consisting of 266,440 square meters. The building located at this facility consists of 10,000 square meters of administrative and manufacturing space.

      The Environmental Vehicle Company leases 200 square meters of office space in Shenzhen, China at a monthly rental rate of approximately $1,220 per month under a lease that expires in June 2005.

ITEM 3.  LEGAL PROCEEDINGS

      On May 9, 2003, a civil proceeding in The Jurisdiction of the Intermediate People's Court of Shenzhen Municipality in the People's Republic of China was commenced by Mr. Chun Fu Wang against the Environmental Vehicle Company as the second defendant arising from the dispute as to Patent No. ZI992112168. The Environmental Vehicle Company filed a counterclaim against Mr. Wang for, inter alia, breach of duties and declaration of annulment of the Transfer of Patents and License to Use the Patent Agreements. The Shenzhen Municipal Court ruled in favor of the Environmental Vehicle Company on October 21, 2003. On January 13, 2004, Mr. Wang filed an appeal with the appellate division of the same court. The court has not yet rendered a decision on the matter. We expect a decision in this matter to be rendered before the end of 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2004.

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

FISCAL YEAR          QUARTER ENDING               HIGH                LOW

2004                 December 31, 2004            $0.30               $0.12

                     September 30, 2004           $0.25               $0.10

                     June 30, 2004                $0.45               $0.19

                     March 31, 2004               $0.64               $0.28


2003                 December 31, 2003            $0.62               $0.12

                     September 30, 2003           $0.64               $0.08

                     June 30, 20023               $0.15               $0.05

                     March 31, 2003               $0.17               $0.12

Holders

      The number of holders of record of our common stock as of February 15, 2005 was 268.

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

Equity compensation plans
  approved by security holders                  --                         --                     16,000,000

Equity compensation plans not
  approved by security holders           2,000,000                      $1.75                              0

Total                                    2,000,000                                                16,000,000

Recent Sales of Unregistered Securities

      We have not sold any equity securities during the fiscal year ended December 31, 2004 that were not previously disclosed in a quarterly report on Form 10-QSB or a current report on Form 8-K that was filed during the 2004 fiscal year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

      From inception through June 22, 2001 we were relatively inactive with limited operations and revenue. On June 22, 2001, we acquired the Environmental Vehicle Company and since then, we have been focused on the development and commercialization of mass transit, hybrid electric vehicles, primarily buses.

      We have patents for our technology from China, Germany, Hong Kong Special Administrative Region, Taiwan, Republic of Korea, Australia and Japan. We plan to focus initially on the local public transportation sector in China. We do not plan to export our hybrid vehicles directly to other countries due to prohibitive costs that may be incurred in order to adhere to various government regulations and tax levies. We plan to negotiate license agreements with manufacturers in other countries. These licensing agreements will provide us with the opportunity for global recognition and will facilitate the delivery of our state-of-the-art hybrid electric buses to the rest of the world.

      Our focus is on bringing our vehicles to production so that we can begin to market and sell our vehicles and generate revenues. We have entered into financing agreements with Beijing Qiang Long Real Estate Development Co. Ltd. ("Qiang Long"). Pursuant to these arrangements, Qiang Long has funded $6,600,000 to us through December 31, 2004 and is obligated to fund an additional $28,800,000 through December 31, 2006. We plan to use the proceeds of this financing arrangement with Qiang Long to manufacture vehicles and to begin marketing our vehicles so that we can generate revenues. Without this financing, we have no other source of revenues and would not be able to execute our business plan unless alternate financing is obtained. The financing with Qiang Long is contingent. See "Liquidity and Capital Resources" below.

      In June 2004, we formed Beijing China Cardinal as an indirect wholly-owned subsidiary to leverage the real estate development experience of our board of directors. We plan to generate revenues by engaging in real estate development in the Peoples Republic of China through Beijing China Cardinal. In order to generate revenues through this new business line, however, we must first raise capital for such purpose. We do not have any agreements or arrangements for any such financing at this time. Management believes that it may be able to obtain financing once it identifies potentially profitable development opportunities.

Plan of Operation

      If the proposed financing arrangement with Qiang Long is not consummated, then it will be very difficult, if not impossible, for us to effect our business plan. We do not have enough capital resources to continue our operations as they are currently conducted without the receipt of funds from the proposed Qiang Long financing. We are relying on stockholder loans to continue operations and there can be no assurance that our stockholders or Qiang Long will continue to fund our operations. If our stockholders or Qiang Long do not continue funding our operations and we are unable to raise capital from other sources, we may be forced to scale down our operations or liquidate some or all of our assets.

      At December 31, 2004 we had $714,576 in cash. Without receipt of financing from Qiang Long or from some other source, we would not have enough working capital to sustain our operations for the next twelve months.

      Subject to receiving sufficient capital, we plan to purchase the following equipment in 2005 in order to carry out our business plan:

----------------------------------------------------- --------------------------
Type of Equipment                                      Approximate Cost in U.S.$

----------------------------------------------------- --------------------------
Painting workshop                                              $1,000,000
----------------------------------------------------- --------------------------
Rain testing workshop                                          $  300,000
----------------------------------------------------- --------------------------
Lathe                                                          $   80,000
----------------------------------------------------- --------------------------
Milling machine                                                $  100,000
----------------------------------------------------- --------------------------
Drill press                                                    $   70,000
----------------------------------------------------- --------------------------
Electric welding machine                                       $   48,000
----------------------------------------------------- --------------------------
Testing line                                                   $  250,000
----------------------------------------------------- --------------------------
Noise tester                                                   $   12,000
----------------------------------------------------- --------------------------
Exhaust gas tester                                             $   30,000
----------------------------------------------------- --------------------------
Paint filtering and purifying equipment                        $  100,000
----------------------------------------------------- --------------------------
Total:                                                         $1,990,000
----------------------------------------------------- --------------------------

      We also plan to hire approximately 50 new employees in 2005. Of these employees 10 would be employed in research and development activities and the other 40 would be employed as workers at our manufacturing facility.

Results of Operations

Fiscal Year Ended December 31, 2004 Compared to December 31, 2003

      The following table summarizes the results of our operations during the fiscal year ended December 31, 2004 and 2003 and provides information regarding the dollar and percentage increase or (decrease) from the 2004 fiscal year to the 2003 fiscal year.

------------------------------------ ------------------ ------------------- ----------------- ---------------
                                                                                                  Percentage
                                                                                                    Increase
                                                                                    Increase      (Decrease)
                                                                                  (Decrease)
Line Item                                     12/31/04            12/31/03
------------------------------------ ------------------ ------------------- ----------------- ---------------
Revenues                                        83,733                   0            83,733         83,733%
------------------------------------ ------------------ ------------------- ----------------- ---------------
Net (Loss)                                 (11,024,215)         (1,761,393)        9,262,822            526%
------------------------------------ ------------------ ------------------- ----------------- ---------------
Operating Expenses                           5,457,544           1,388,705         4,068,839            293%
------------------------------------ ------------------ ------------------- ----------------- ---------------
Earnings (Loss) per common share                (0.10)              (0.03)            (0.07)         233.33%
------------------------------------ ------------------ ------------------- ----------------- ---------------

      We have only generated very limited revenues from our operations since our inception. In order to generate revenues, we must raise enough capital to execute our business plan of manufacturing and selling hybrid vehicles. We believe that if we are able to consummate the financing arrangements with Qiang Long, we will have enough capital to execute our business plan.

      We had revenues of 83,733 during fiscal year 2004 as compared to no revenues in 2003. These revenues are the result of the sale by us of five diesel busses and two second generation hybrid busses in 2004.

      Our net loss for the year ended December 31, 2004 was 11,024,215 compared with 1,761393 for the prior year. This represents an increase of $9,262,822 or 526%. This significant increase in net loss was the result of the following factors:

      o The acquisition expense in the amount of US$4,940,038 relating to our acquisition of Asia Key Group

      o Increased general and administrative expenses resulting in part from the payment of accrued salary amounts for employees and increased legal and accounting fees as a result of acquisitions undertaken during the year

      Our operating expenses for the fiscal year ended December 31, 2004 were 5,457,544 as compared to 1,388,705 during the same period in 2003. This increase of 4,068,839 or 293% is the result of increased general and administrative expenses resulting in part from the payment of accrued salaries for employees and increased legal and accounting fees as a result of acquisitions undertaken during the year.

      Loss per common share for the fiscal year ended December 31, 2004 was (0.10) as compared to a loss of (0.03) during the same period of 2003. This decrease of 233.33% is the result of the factors described above that contributed to our net loss for the year.

Liquidity and Capital Resources

      We had $2,650,693 in cash, cash equivalents and short-term investments as of December 31, 2004. As of such date, we also had total current assets of $4,121,655 and total assets of $6,164,755. We have total current liabilities (consisting of accounts payable, accrued liabilities, and short term notes payable) in the amount of $5,192,019. Our stockholder's equity as of December 31, 2004 was $972,736. Since inception, we have accumulated a deficit (net loss) of $27,648,909.

      We entered into the following contracts with Qiang Long which will result in a change of control of Minghua: (i) that certain Regulation S Subscription Agreement, dated September 29, 2003 (the "September 29 Contract"), (ii) that certain contract, dated January 29, 2004, (iii) that certain amendatory letter, dated April 13, 2004, amending the September 29 Contract and the January 29 Contract, and (iv) that certain amendatory letter, dated October 29, 2004, further amending the September 29 Contract and the January 29 Contract (the September 29 Contract and the January 29 Contract, together with the amendments referred to in clauses (iii) and (iv), are referred to as the Qiang Long Contracts).

      Pursuant to the Qiang Long Contracts, Qiang Long has funded Minghua a total of $6,600,000 through December 31, 2004 and Minghua has issued to Qiang Long a total of 15,000,000 shares of Minghua's common stock for such funds. Under the Qiang Long Contracts, Qiang Long is obligated to fund an additional US$12,000,000 on December 31, 2005, and an additional US$16,800,000 on December 31, 2006. The funding under the Qiang Long Contracts is subject to, among other things, Minghua increasing its authorized capital stock so that it has sufficient authorized, but unissued capital stock to consummate the transactions contemplated by the Qiang Long Contracts.

      Additionally, the Qiang Long Contracts provide that if the remaining payments due under the Qiang Long Contracts have not been made by Qiang Long on or prior to December 31, 2006, the current directors of Minghua will each resign from their position as directors and appoint such persons to the Board as may be requested by Chu Quan Li, who was the former controlling stockholder of Minghua.

      Finally, the Qiang Long Contracts provided that the Board may not, without Chu Quan Li's prior consent, authorize the issuance of any securities of Minghua or reduce the number of outstanding securities of Minghua until all payments due under the Qiang Long Contracts have been made.

      Over the next twelve months, we will need approximately [$3,000,000] to fund our operations and to continue to execute our business plan. We expect to obtain the necessary funding though our financing arrangement with Qiang Long. However, the next installment from Qiang Long is not due until December 31, 2005. Prior to receiving that installment, we must seek other means of financing our current operations. We have no commitments from any person to provide such interim financing. We expect that our shareholders will extend loans to us, however, they are not obligated to do so.

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

      Long-lived assets, which primarily include property, plant and equipment, are reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of the assets may not be recoverable. If we determine that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is generally measured based on a discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. The Company has elected to account for all stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148) .

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

      We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2004 or December 31, 2003.

Seasonality

      We may experience seasonal variations in our future revenues and our operating costs due to seasonality, however, we do not believe that these variations will be material.

Risk Factors Affecting Our Business

      You should carefully consider the risks and uncertainties described below before making any investment decisions with respect to Minghua. If any of the following risks are realized, our business, operating results and financial condition could be harmed and the value of our stock could go down.

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

      The amounts and timing of our expenditures will depend primarily on the progress of our capital raising, marketing, technology development and manufacturing programs. We do not currently have enough capital to implement our business and strategic plans. We estimate that our existing working capital will only be sufficient to satisfy our capital and operational requirements for the next few months. Our ability to implement our business and strategic plans is dependent upon our ability to successfully fulfill our capital raising plans. Our cash requirements may vary materially from those now planned because of results of marketing, technology developments, manufacturing costs, relationships with possible strategic partners, changes in our focus and direction, research and development programs, competitive and technological advances and other factors.

      As described above under "Liquidity and Capital Resources," pursuant to the Qiang Long Contracts, Qiang Long is obligated, subject to certain contingencies, to fund us in the amount of US$12,000,000 on or before December 31, 2005 and an additional US$16,800,000 on or before December 31, 2006. No assurance can be given that we will be able to consummate the Qiang Long financing. Qiang Long has extended payment dates in the past and may do so again in the future. Our inability to consummate this financing would have a material adverse effect on us. Furthermore, the first installment of this financing is not due until December 31, 2005. We will need interim financing to satisfy our working capital needs prior to such date. We have no commitments for such interim financing.

      We may seek to satisfy our future funding requirements through new offerings of securities, or from other sources, including additional loans from our stockholders. Additional financing may not be available when needed or on terms acceptable to us. Unavailability of financing may require us to delay, scale back or eliminate some or all of our marketing and development programs. To the extent we raise additional capital by issuing equity securities, your ownership interest would be diluted.

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

      Our distribution strategy focuses primarily on developing a direct sales organization in China and creating indirect distribution channels outside of China. We may not be able to successfully create an indirect sales organization outside of China and the cost of any expansion may exceed the revenue generated from these efforts. In addition, if we fail to develop relationships with significant international sales and marketing partners or if these partners are not successful in their sales or marketing efforts, we may be unsuccessful in our expansion efforts outside China.

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

      If the transactions contemplated by the Qiang Long Contracts are consummated, then we will have issued, in the aggregate, 150,481,925 shares of our common stock to Qiang Long at prices ranging between 0.21 and 0.40 per share. Upon the issuance of these shares you may experience dilution in the net tangible book value of your Minghua common stock.

ITEM 7.  FINANCIAL STATEMENTS

      See the index to our financial statements and our financial statements following the Signature Page at the end of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective as of January 10, 2005, we formally engaged Child, Sullivan & Company as our principal independent auditor to audit our financial statements for the year ending December 31, 2004 and simultaneously we dismissed Livingston, Wachtell & Co., LLP (the Former Auditor).

      The report of the Former Auditor for the fiscal year ended December 31, 2003 contained no adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. However, the former principal accountants' report of the financial statements for the fiscal year ended December 31, 2003 did contain a going concern comment in respect of our recurring losses from operations and net capital deficiency. The Former Auditor did not act as the our independent auditor for the fiscal year ended December 31, 2002.

      The decision to change accountants was recommended, authorized and approved by our board of directors. During the period from the engagement of the Former Auditor through the date of the dismissal of the Former Auditor, including our most recent fiscal year and the subsequent interim period, there were no disagreements with the Former Auditors, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the Former Auditor's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

      Child, Sullivan & Company did not advise us with respect to any of the matters described in paragraphs (a)(2)(i) or (ii) of Item 304 of Regulation S-B.

      We requested the Former Auditor to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter, dated January 25, 2005, is filed as Exhibit
16.1 to our current report on Form 8-K/A, which was filed with the Securities and Exchange Commission on January 6, 2005.

ITEM 8A.  CONTROLS AND PROCEDURES

      Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including Chang-de Li, our Interim Chief Executive Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Li concluded that as of December 31, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers of Minghua

      The directors and executive officers of Minghua are as follows:

Name                                Age              Position

Chang-de Li                          48              Chairman of the Board

Han Li Ping                          46              Director

Li Hong Liang                        43              Director

Yun Dong Luan                        68              Director

Jie Chen                             49              Director

      Chang-de Li was appointed Chairman of the Board of Directors on May 10, 2004. Mr. Li has acted as the chairman of the Board of Directors of Qiang Long, a real estate development and investment company, since 1993. During his tenure as chairman, he has led the company to develop many holiday villages, hotels and business centers throughout China.

      Han Li Ping has served as a director since May 10, 2004. Ms. Han acted as general manager of China Manzhouli TianRui Ltd., a real estate development and investment company, from 1993 to 1999 and acted as vice general manager from 1999 to 2003. Ms. Han has served as vice general manager of Chuang Sheng, Ltd., a securities investment company, since 2003.

      Li Hong Liang became a director on May 10, 2004. Mr. Li acted as vice general manager of Beijing JiuFa Industry Ltd., a company engaged in commerce and trade, from 1994 to 2003. He served as vice general manager of China Cardinal Limited from 2003 to 2004. China Cardinal Limited is engaged in the business of acting as an investment company.

      Yun Dong Luan became a director in February 2004. At such time he also became the General Manager of the Environmental Vehicle Company. He became the General Manager of China Cardinal on June 16, 2004 upon the incorporation of such company and he became the Chairman of the Bus Installation Company on March 13, 2003 upon the acquisition of that company by us. He is the Vice Chairman of the Zhang Xue-Liang Fund Association and has held various positions with such Association over the past five years. The Zhang Xue-Liang Fund Association is in the business of arranging meetings, conferences and exhibitions. It also provides public relations and investor relations support to its clients.

      Jie Chen became a director in February 2004. At such time she also became our Vice President of public relations. She is also a director of the Environmental Vehicle Company, the Bus Installation Company and China Cardinal, all of which are our subsidiaries. She is the Vice Secretary of the Zhang Xue-Liang Fund Association and has held such position and other positions with such Association over the past five years. The Zhang Xue-Liang Fund Association is in the business of arranging meetings, conferences and exhibitions. It also provides public relations and investor relations support to its clients. Prior to joining the Zhang Xue-Liang Fund Association, Ms. Chen held various key positions with television stations and public relations companies in China.

Audit Committee Financial Expert

      We do not have any audit committee financial expert serving on our board of directors. We do not have sufficient capital to attract an independent board member with the requisite financial expertise to sit on our board (or an audit committee) and act as an Audit Committee Financial Expert. In addition, since we are a development stage company with no revenues, our financial statements are relatively simple and management believes that review of such financial statements by the entire board without any such expert is sufficient at this time.

Code of Ethics

      On March 8, 2004, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. We have filed the code of ethics as exhibit 14 to this Annual Report on Form 10-KSB.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, we believe that during the year ended December 31, 2004, all such filing requirements applicable to its officers and directors were complied with, during the fiscal year ended December 31, 2004.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chairman and each of the next four highly compensated executive officers for services in all capacities to us, our subsidiaries and predecessors.

                           SUMMARY COMPENSATION TABLE

                                Annual Compensation                     Long-Term Compensation
                                -------------------                     ----------------------
                                                                        Awards                       Payouts
                                                                        ------                       -------
Name                                                                                  Securities                 All
And Principal                                               Other                     Under-lying                Other
Position                                                    Annual      Restricted    Options/                   Compen-
                       Year     Salary           Bonus      Comp-       Stock         SARs           LTIP        Sation
                                ($)              ($)        ensation    Awards        (#)            Payouts      ($)
                                                              ($)         ($)                          ($)
Chang-de Li (1),       2004     77,120               0          0           0             0             0            0
Chairman & Interim     2003          0               0          0           0             0             0            0
CEO                    2002          0               0          0           0             0             0            0

Albert Wong (1),       2004          0               0          0           0             0             0            0
former Chief           2003     30,769           2,564          0           0       500,000             0            0
Executive Officer      2002     23,077           2,564          0      60,000             0             0            0
and President

-------------------
(1) Mr. Wong held the positions stated until June 30, 2004, at which time he was dismissed and Mr. Li became the Interim CEO of Minghua.

                     OPTION/SARs GRANTS IN LAST FISCAL YEAR

      The following table sets forth the grant of stock options and stock appreciation rights (SARs) made during the year ended December 31, 2004, to the persons named in the Summary Compensation Table:

                                                       Percent of Total
                          Number of Securities       Options/SARs Granted          Exercise of
                               Underlying              to Employees in              Base Price         Expiration
Name                      Options/SARs Granted           Fiscal Year                  ($/Sh)              Date
----                      --------------------           -----------                  ------              ----

Chang-de Li(1),                        -                        -                         -                   -
Chairman & Interim CEO

Albert Wong (1),                 500,000                     12.5%                    $0.12              2/29/04
former Chief Executive
Officer, President,
Secretary and Treasurer

-------------------
(1) Mr. Wong held the positions stated until June 30, 2004, at which time he was dismissed and Mr. Li became the Interim CEO of Minghua.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

      The following table sets forth information with respect to unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 2004. No stock options were exercised in 2004 by those persons.

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
          Name              on Exercise            ($)               Unexercisable             Unexercisable

Chang-de Li (1),
Chairman & Interim CEO

Albert Wong (1),              500,000            100,000                   0                         0
former Chief Executive
Officer, President,
Secretary and Treasurer

-------------------
      (1) Mr. Wong held the positions stated until June 30, 2004, at which time he was dismissed and Mr. Li became the Interim CEO of Minghua.

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

      The following table sets forth information with respect to awards made to persons named in the Summary Compensation Table pursuant to a long-term incentive plan in the fiscal year ending December 31, 2004.

        Name              Number of        Performance or            Estimated Future Payouts Under Non-Stock
                      Shares, Units or      Other Period                        Price-Based Plans
                        Other Rights      Under Maturation
                                             or Payout           Threshold            Target             Maximum

Chang-de Li (1),              0                  0                   0                  0                   0
Chairman & Interim
CEO

Albert Wong (1),              0                  0                   0                  0                   0
former Chief
Executive Officer,
President,
Secretary and
Treasurer

-------------------
(1) Mr. Wong held the positions stated until June 30, 2004, at which time he was dismissed and Mr. Li became the Interim CEO of Minghua.

Compensation of Directors

      All directors are reimbursed for out-of-pocket expenses in connection with attendance at board of director's and/or committee meetings, but are not otherwise compensated.

Employment Agreements

      Effective May 10, 2004, the employment agreement between the Company and Mr. Albert Wong as Chief Executive Officer was terminated. Under the agreement, Mr. Wong received monthly compensation equal to HK$20,000 (approximately US$2,564) and was reimbursed for any expenses that he incurred on behalf of Minghua.

      We do not have employment agreements with any of our other executive officers or directors. We have a verbal understanding with our Acting Chairman, Chang-de Li regarding the payment to him of an annual salary in the amount of $107,692 and we have a verbal understanding with our Director and Vice President of Public Relations, Jie Chen regarding the payment to her of an annual salary of $92,318.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

      The following table sets forth, as of December 31, 2004, the number of shares of common stock owned of record and beneficially by any person who holds 5% or more of the outstanding common stock of Minghua.

Name and Address Of Beneficial Owner              Amount and Nature of Beneficial         Percentage of Class(1)
                                                              Ownership

Chuquan Li                                                   16,200,000                           11.13%
Guangdong Bian Fang Building, 10th Floor
Futian District, Shenzhen, 518033
People's Republic of China

Kingsrich Development Limited                                14,000,000                             9.6%
Sincere Insurance Building
4 - 6 Hennessey Road
Wanchai, Hong Kong

China Cardinal Limited of Hong Kong                          10,000,000                             6.9%
Flat/Rm 708
7th Floor
Dunnies House
20 Luard Road
Wanchai
HONG KONG

Beijing Qiang Long Real Estate Development Co.              155,000,000(2)                         54.3%(2)
Ltd.
No. 95 Kangxi Road
Ba Da Xia Industrial Development Zone
Yanqing County, Beijing
People's Republic of China

Chang-de Li                                                 155,000,000(3)                         54.3%(3)
No. 95 Kangxi Road
Ba Da Xia Industrial Development Zone
Yanqing County, Beijing
People's Republic of China

-------------------
(1) Calculated using the number of shares outstanding on February 15, 2005 of 145,496,004.

(2) Consists of (i) 15,000,000 shares of common stock acquired pursuant to a subscription agreement with Minghua, dated September 29, 2003; and (ii) the right to purchase 140,000,000 shares of common stock for an aggregate purchase price of US$29,400,000, or a price per share of $0.21, pursuant to a contract with the Minghua, dated January 29, 2004. In determining the percentage of class represented in the table above 140,000,000 shares issuable pursuant to the January 29, 2004 contract were added to the total outstanding shares of the issuer's common stock of 145,496,004.

(3) Mr. Li is an affiliate of Beijing Qiang Long Real Estate Development Co., Ltd. and is therefore deemed to be the beneficial owner of the shares owned by such entity. See footnote (2) above.

      The following table sets forth, as of December 31, 2004, the number of shares of common stock owned of record and beneficially by all directors, each of the named officers in the Summary Compensation Table, and the directors and executive officers of the Company as a group.

Name and Address Of Beneficial Owner              Amount and Nature of Beneficial         Percentage of Class(1)
                                                              Ownership

Chang-de Li                                               155,000,000(2)                          54.3%(2)
Chairman & Interim CEO
8/F East Area
Century Golden Resources Business Center
69 Banjing Road
Haidian District
Beijing, People's Republic of China
100089

Han Li Ping                                                         0                                0
Director
8/F East Area
Century Golden Resources Business Center
69 Banjing Road
Haidian District
Beijing, People's Republic of China
100089

Li Hong Liang                                                       0                                0
Director
8/F East Area
Century Golden Resources Business Center
69 Banjing Road
Haidian District
Beijing, People's Republic of China
100089

Yun Dong Luan                                                       0                                0
Director
8/F East Area
Century Golden Resources Business Center
69 Banjing Road
Haidian District
Beijing, People's Republic of China
100089

Jie Chen                                                            0                                0
Director
8/F East Area
Century Golden Resources Business Center
69 Banjing Road
Haidian District
Beijing, People's Republic of China
100089

Albert Wong                                                   500,000                              0.3%
former Chief Executive Officer, President,
Secretary and Treasurer
14/F., West Wing, Sincere Insurance Bldg.,
4-6 Hennessy Road, Wanchai, Hong Kong

All Directors and Executive Officers as a Group           155,000,000(2)                          54.3%(2)
(5 people)

-------------------
(1) Calculated using the number of shares outstanding on February 15, 2005 of 145,496,004.

(2) Mr. Li is an affiliate of Beijing Qiang Long Real Estate Development Co. Ltd. and accordingly, he is deemed to be the beneficial owner of stock held by Qiang Long. Mr. Li does not own any Minghua securities other than the securities he is deemed to be the beneficial owner of through Qiang Long. Consists of (i) 15,000,000 shares of common stock acquired pursuant to a subscription agreement with Minghua, dated September 29, 2003; and
      (ii) the right to purchase 140,000,000 shares of common stock for an aggregate purchase price of US$29,400,000, or a price per share of $0.21, pursuant to a contract with the Minghua, dated January 29, 2004. In determining the percentage of class represented in the table above 140,000,000 shares issuable pursuant to the January 29, 2004 contract were added to the total outstanding shares of the issuer's common stock of 145,496,004.

Changes in Control

      As described above under "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources," pursuant to the Qiang Long contracts, Qiang Long is obligated, subject to certain contingencies, to purchase 140,000,000 shares of our common stock for an aggregate purchase price of $29,400,000 or a price per share of $0.21. If and when the transactions contemplated by the Acquisition Agreement are consummated and after giving effect to certain issuances of common stock that we are otherwise obligated to issue, Qiang Long would become the owner of approximately 51% of our then outstanding common stock. Accordingly, the transactions contemplated by the Qiang Long Contracts, when consummated, would effect a change in control of Minghua. The closing of the transactions contemplated by the Qiang Long Contracts is conditioned upon, among other things, our ability to obtain stockholder approval of an amendment to our certificate of incorporation that would authorize additional shares such that we will be able to issue all 140,000,000 shares to Qiang Long.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Before moving into its current principal executive office in June 2004, the Company rented its old principal executive office at 10th Floor, Guangdong Bianfang Building, Fu Jing Road, Fu Tian District, Shenzhen, People's Republic of China. The office was owned by Minghua Real Estate (Shenzhen) Ltd. which is owned by a British Virgin Island company whose sole shareholder is Chuquan Li, the ex-chairman and current shareholder of the Company. While at that location, we paid Minghua Real Estate (Shenzhen) Ltd. an annual rental of $153,600 under our leasing arrangement for such space.

      On January 19, 2004, our wholly-owned subsidiary, Minghua Hong Kong and Jinmou Li, the son of the ex-chairman and current shareholder of the Company, Chuquan Li, entered into a stock purchase agreement relating to the sale by Jinmou Li to Minghua Hong Kong of 100% of the equity in Asia Key for a purchase price of RMB 8,200,000 (approximately, US$990,709) and 28,210,000 shares of the Company's common stock. Asia Key's only asset is a 15% equity interest in the Environmental Vehicle Company. The parties agreed upon a valuation of the Environmental Vehicle Company of RMB 273,000,000 (approximately, US$32,983,363.34), which was calculated based upon the paid-up capital, accumulated funds and the value of the production project and stock value. The parties further agreed that RMB 40,980,000 (approximately, US$4,951,121) constitutes the value of the 15% interest that Minghua Hong Kong acquired. The Company's shares that were issued as partial consideration for the 15% equity interest were valued at a price of $0.14 per share.

      Our Chairman and Interim CEO Chang-de Li is affiliated with Qiang Long. Qiang Long and Minghua are parties to the Qiang Long Contracts described above under ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.

      Our director Li, Hong Liang is also the Vice Manager of China Cardinal Limited. On January 13, 2004 Minghua and China Cardinal Limited entered into an investment Contract pursuant to which China Cardinal Limited purchased 16,483,514 shares of our common stock for an aggregate price of US$2,307,692.

Item 13.  EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

                                    EXHIBITS


Exhibit    Description
Number

*2.1 Stock Purchase Agreement, dated October 21, 2004, between the Company and Mr. Sin Keung Kok relating to the acquisition of Mr. Sin Keung Kok's equity interest in Ming Hua Environmental Protection Science and Technology Limited [Incorporated by reference to Exhibit 10 of the Form 8-K filed on October 27, 2004 in Commission file number 0-30183]

*2.2 Stock Purchase Agreement, dated January 19, 2004, among the Company, Minghua Group International Holding (Hong Kong) Limited and Li Jinmou relating to the acquisition of Asia Key Group Limited [Incorporated by reference to Exhibit 10.3 of the Form 8-K filed on February 12, 2004 in Commission file number 0-30183]

*2.3 Stock Purchase Agreement, dated April 27, 2001, among the Company, Minghua Acquisition Corp., Li Chuquan and Chan Kuen Kwong [Incorporated by reference to Exhibit 2.1 of the Form 8-K filed on May 3, 2001 in Commission file number 0-30183]

*3.1 Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

*3.2 Certificate of Amendment of Certificate of Incorporation of the Company [Incorporated by reference to Appendix A of the Definitive Proxy Statement of the Company filed on July 3, 2001 in Commission file number 0-30183]

*3.3    Amended and Restated Bylaws of the Company [Incorporated by reference to
        Exhibit 3.3 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183 in Commission file number 0-30183]

*4.1 Warrant to Purchase Common Stock, dated April 2, 2001, between the Company and First Pacific Capital, Ltd. [Incorporated by reference to
        Exhibit 10.9 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*4.2 Registration Rights Agreement, dated June 22, 2001, among the Company, Li Chuquan and Chan Kuen Kwong [Incorporated by reference to Exhibit 4.2 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

*4.3 Registration Rights Agreement, dated July 23, 2001, among the Company and the stockholders of the Company named in the Registration Rights Agreement [Incorporated by reference to Exhibit 4.2 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

*4.4 Form of Regulation D Subscription Agreement [Incorporated by reference to Exhibit 4.2 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

*4.5 Form of Regulation S Subscription Agreement [Incorporated by reference to Exhibit 4.2 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

*10.1 Letter Agreement, dated as of October 29, 2004, between the Company and Qiang Long Real Estate Development Co., Ltd. [Incorporated by reference to Exhibit 10 of the Form 8-K filed on November 3, 2004 in Commission file number 0-30183]

*10.2 Loan Agreement, dated May 10, 2004, between ShenZhen Ruichijuntong Industry Co., Ltd. and Minghua Environment Protection Vehicles Ltd. [Incorporated by reference to Exhibit 10.1 of the Form 10-QSB filed on August 23, 2004 in Commission file number 0-30183]

*10.3 Guangzhou City View Bus Installation Company Limited Agreement [Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 28, 2003 in Commission file number 0-30183]

*10.4 Kingsrich Development Limited Loan Agreement [Incorporated by reference to Exhibit 10.2 of the Form 8-K filed on March 28, 2003 in Commission file number 0-30183]

*10.5 Kingsrich Development Limited Convertible Promissory Note [Incorporated by reference to Exhibit 10.3 of the Form 8-K filed on March 28, 2003 in Commission file number 0-30183]

*10.6 Registration Rights Agreement, dated March 17, 2003, between the Company and Kingsrich Development Limited [Incorporated by reference to Exhibit 10 of the Form 10-QSB filed on August 28, 2003 in Commission file number 0-30183]

*10.7 Regulation S Subscription Agreement, dated September 29, 2003, between the Company and Beijing Qiang Long Real Estate Development Company, Ltd. relating to subscription rights for 15,000,000 shares of the Company's Common Stock [Incorporated by reference to Exhibit 10.1 of the Form 10-QSB filed on December 2, 2003 in Commission file number 0-30183]

*10.8 Contract, dated January 29, 2004, between Beijing Qiang Long Real Estate Development Co. Ltd. and the Company [Incorporated by reference to
        Exhibit 10.1 of the Form 8-K filed on February 12, 2004 in Commission file number 0-30183]

*10.9 Contract, dated January 13, 2004, between China Cardinal Limited and the Company [Incorporated by reference to Exhibit 10.2 of the Form 8-K filed on February 12, 2004 in Commission file number 0-30183]

*10.10 Employment/Co-Operation Agreement, dated April 10, 2002, between the Company and Albert Wong [Incorporated by reference to Exhibit 99.1 of the Form 8-K filed on May 2, 2002 in Commission file number 0-30183]

*10.11 Employment Agreement, dated July 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit 10.1 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.12 Non-Qualified Stock Option Agreement, dated July 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit 10.2 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.13 Stock Option Agreement, dated July 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit 10.3 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.14 Employment Agreement, dated April 5, 2001, between the Company and Ronald C. H. Lui [Incorporated by reference to Exhibit 10.4 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.15 Incentive Stock Option Agreement, dated April 5, 2001, between the Company and Ronald C. H. Lui [Incorporated by reference to Exhibit 10.5 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.16 Non-qualified Stock Option Agreement, dated April 5, 2001, between the Company and Ronald C. H. Lui [Incorporated by reference to Exhibit 10.6 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.17 Amendment to Stock Option Agreements, dated April 12, 2001, between the Company and Ronald C. H. Lui [Incorporated by reference to Exhibit 10.7 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.18 Consulting Agreement, dated April 2, 2001, between the Company and First Pacific Capital Ltd. [Incorporated by reference to Exhibit 10.8 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.19 Letter Agreement, dated April 5, 2001, between the Company and First Pacific Capital Ltd. [Incorporated by reference to Exhibit 10.10 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.20 2001 Stock Plan [Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed on July 3, 2001 in Commission file number 0-30183]

*10.21 Placement Agency Agreement, dated July 23, 2001, between the Company and Chicago Investment Group Incorporated [Incorporated by reference to
        Exhibit 10.11 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

*10.22 Letter Agreement repayment of stockholder loan, dated December 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit
        99.1 of the Form 8-K filed on December 20, 2001 in Commission file number 0-30183]

10.23 Technology Development Contract, dated February 15, 2004, between Tsinghua University and the Company.

10.24 Sales Contract of Guangzhou Cityview Bus Installation Co., Ltd., dated August 6, 2004, between Changsha United Electric Power Science and Technology Co., Ltd. and Guangzhou Cityview Bus Installation Co., Ltd.

10.25 Lease Agreement, dated May 30, 2004, between Liu Gui Zhi and Beijing China Cardinal Real Estate Consulting Ltd.

10.26 Lease Agreement, dated May 20, 2004, between Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. and Richard Zhang.

*14 Code of Ethics [incorporated by reference to Exhibit 14 of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2003]

*16 Letter on change in certifying accountant, dated January 25, 2005, by Livingston, Wachtell & Co., LLP [Incorporated by reference to Exhibit
        16.1 of the Form 8-K/A filed on January 26, 2005 in Commission file number 0-30183]

21      A description of the subsidiaries of the registrant

31      Rule 13a-14/15d-14(a) Certifications

32      Section 1350 Certifications

*       Incorporated by reference as indicated.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $37,500 and $45,000, respectively.

Audit-Related Fees

      The aggregate fees billed in each of the fiscal years ended December 31, 2004 and 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $16,233 and $8,000, respectively.

Tax Fees

      The aggregate fees billed in each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $5,000 and $10,000, respectively.

All Other Fees

      The aggregate fees billed in each of the fiscal years ended December 31, 2004 and 2003 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

      On January 10, 2005 our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended, to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2004 and the quarterly reviews for the subsequent fiscal quarters of 2005 through the review for the quarter ended September 30, 2005 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Chang-de Li to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

      The percentage of audit-related, tax and other services that were approved by the board of directors is 100%.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED




                                   By: /s/ Chang-de Li
                                       ----------------------------------------
                                       Name:  Chang-de Li
                                       Title: Chairman of the Board of Directors

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                             CAPACITY                       DATE
----------                            --------                       ----

Chang-de Li          Chairman of the Board of Directors         April 14, 2005
------------------
Chang-de Li

Han Li Ping          Director                                   April 14, 2005
------------------
Han Li Ping

Li Hong Liang        Director                                   April 14, 2005
------------------
Li Hong Liang

Yun Dong Luan        Director                                   April 14, 2005
------------------
Yun Dong Luan

Jie Chen             Director                                   April 14, 2005
------------------
Jie Chen

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
                                                                            PAGE
--------------------------------------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                    1
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       2
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET                                                    3
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS                                         4
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS                                         5
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                    6
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               7 - 27
--------------------------------------------------------------------------------

                            Child, Sullivan & Company
           A Professional Corporation of CERTIFIED PUBLIC ACCOUNTANTS
            1284 W. Flint Meadow Dr., Suite D, Kaysville, U T 84037
                   PHONE: (801) 927-1337 FAX: (801) 927-1344

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
New York, New York

We have audited the accompanying consolidated balance sheet of MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED (a New York development stage company) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED for the year ended December 31, 2003, or from the period from June 4, 1997 (inception) to December 31, 2003. Those statements were audited by other auditors whose report thereon, dated March 12, 2004, included an explanatory paragraph that described going concern considerations.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED (a development stage company) and subsidiaries as of December 31, 2004, and the consolidated results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no established source of revenues and has suffered recurring losses from operations. Its difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Sullivan & Company
Child, Sullivan & Company
Kaysville, Utah
March 24, 2005

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET


                                                                    December 31,
                               ASSETS                                  2004
                                                                    -----------
Current assets
  Cash and cash equivalents                                         $   715,521
  Notes receivable                                                      264,459
  Prepaid expenses                                                      298,452
  Short term investment                                               1,935,172
  Inventories                                                           908,051
                                                                    -----------
Total current assets                                                  4,121,655

Property, plant and equipment (net)                                   1,210,409

Other assets
  Licenses                                                              832,691
                                                                    -----------
Total other assets                                                      832,691
                                                                    -----------

Total assets                                                        $ 6,164,755
                                                                    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                  $ 2,086,577
  Accrued liabilities                                                 1,837,471
  Short term notes payable                                              649,492
  Due to directors                                                      152,891
  Other payables                                                        465,588
                                                                    -----------
Total current liabilities                                             5,192,019

Stockholders' equity
  Common stock: par value $.01; 200,000,000 shares authorized;
    139,726,004 shares issued and outstanding                         1,397,260
  Common stock subscribed                                            29,400,000
  Additional paid in capital                                         26,570,590
  Deficit accumulated during the development stage                  (27,648,909)
                                                                    -----------
                                                                     29,718,941
  Less: stock subscription receivable                               (28,746,205)
                                                                    -----------
Total stockholders' equity                                              972,736
                                                                    -----------

Total liabilities and stockholders' equity                          $ 6,164,755
                                                                    ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Period from June 4, 1997
                                                                                        (inception) to
                                                      Year ended December 31,            December 31,
                                                  --------------------------------   ------------------------
                                                        2004             2003                2004
                                                        ----             ----                ----

Revenues
  Sales revenues                                  $      83,733      $          --      $      83,733
  Cost of sales                                          96,525                 --             96,525
                                                  -------------      -------------      -------------
Gross profit                                            (12,792)                --            (12,792)

Operating expenses
  General and administrative expenses                 5,424,185          1,388,705         13,042,752
  Research and development costs                         33,359                 --          8,809,088
                                                  -------------      -------------      -------------
    Total operating expenses                          5,457,544          1,388,705         21,851,840

Loss from operations                                 (5,470,336)        (1,388,705)       (21,864,632)

Other income (expense)
  Interest income                                        42,745                 --             42,745
  Other income                                           80,173            119,562            496,283
  Acquisition expense                                (5,663,115)        (5,663,115)
  Interest expense                                      (13,682)          (492,250)          (660,190)
                                                  -------------      -------------      -------------
    Total other income (expense)                     (5,553,879)          (372,688)        (5,784,277)
                                                  -------------      -------------      -------------

Net loss before income taxes                        (11,024,215)        (1,761,393)       (27,648,909)

Provision for income taxes                                   --                 --                 --
                                                  -------------      -------------      -------------

Net loss                                          $ (11,024,215)     $  (1,761,393)     $ (27,648,909)
                                                  =============      =============      =============

Basic and diluted net loss per share              $       (0.10)     $       (0.03)
                                                  =============      =============

Weighted average number of shares outstanding       115,065,000         52,032,906
                                                  =============      =============


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         Period from June 4, 1997
                                                                              Year ended                   (inception) to
                                                                              December 31,                 December 31,
                                                                     ------------------------------      --------------
                                                                         2004                2003             2004
                                                                         -----               -----            ----
Cash flows from operating activities:
    Net loss                                                         $(11,024,215)     $ (1,761,393)     $(27,648,909)
    Adjustments to reconcile net loss to
      net cash provided by (used in) operations:
       Depreciation and amortization                                      425,898           163,943           752,915
       Stock issued for services                                          480,000                --         1,039,000
       (Gain) loss on disposition of assets                                    --           (46,559)          205,837
       Research and development expense recorded in organization               --                --         8,612,730
       Reorganization expenses recorded in organization                        --                --           455,830
       Loss on acquision of subsidiaries                                5,663,115                --         5,663,115
       Changes in operating liabilities and assets:
         Prepaid expense and deposits                                      87,485            44,160          (524,715)
         Inventories                                                      806,906                --           806,906
         Accounts payable and accrued liabilities                        (305,865)        1,000,630         2,582,020
                                                                     ------------      ------------      ------------
    Net cash used in operations                                        (3,866,676)         (599,219)       (8,055,271)

Cash flows from investing activities:
    Reorganization - net of cash acquired                                      --                --          (320,579)
    Purchase of short term investment                                  (1,935,172)               --        (1,935,172)
    Purchase of patent rights                                                  --                --          (295,714)
    Sales/purchases of property and equipment                             303,353            10,285          (607,101)
    Deposit on acquisition of a company                                        --          (121,000)         (121,000)
                                                                     ------------      ------------      ------------
        Net cash used in investing activities                          (1,631,819)         (110,715)       (3,279,566)

Cash flows from financing activities:
    Due to stockholders and related parties - net                        (100,298)       (2,128,654)         (284,311)
    Proceeds from issuance of stock                                     7,700,620           604,595        11,849,352
    Proceeds from convertible promissory note                                  --         3,128,225         3,128,225
    Business acquisition                                               (1,914,662)         (967,585)       (2,882,247)
    Dividends paid                                                             --        (1,000,000)
    Notes payable -bank - net                                             (66,425)            5,436           583,067
    Deposit for common stock subscribed                                    51,385           604,887           656,272
                                                                     ------------      ------------      ------------
        Net cash provided by financing activities                       5,670,620         1,246,904        12,050,358
                                                                     ------------      ------------      ------------

    Increase(decrease) in cash and cash equivalents                       172,125           536,970           715,521

    Cash and cash equivalents, beginning of period                        543,396             6,426                --
                                                                     ------------      ------------      ------------
    Cash and cash equivalents, end of period                         $    715,521      $    543,396      $    715,521
                                                                     ============      ============      ============

Supplemental disclosures of cash flow information:
    Cash paid for interest                                           $         --      $         --
                                                                     ============      ============
    Cash paid for income taxes                                       $         --      $         --
                                                                     ============      ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                    Development
                                                                    Common Stock        Additional   Stage
                     Common Stock            Common Stock            Subscribed          Paid In    Accumulated Subscription
                   $.12834 Par Value        $.01 Par Value         $.01 Par Value       Capital     Deficit     Receivable    Total
                   ------------------      ----------------       ----------------     --------    --------     ----------    -----

Common stock
  issued -
  June 4, 1997       10,000   $ 1,283                    $ -                     $ -         $ -          $ -         $ -   $ 1,283
Net loss for
  the period              -         -           -          -           -           -           -         (289)          -      (289)
                  ---------   ------- ----------- ---------- ----------- ----------- ----------- ------------ ----------- ---------
Balance December
  31, 1997           10,000     1,283           -          -           -           -           -         (289)          -       994

Net loss for
  the year                -         -           -          -           -           -           -       (3,209)          -    (3,209)
                  ---------   ------- ----------- ---------- ----------- ----------- ----------- ------------ ----------- ---------
Balance December
  31, 1998           10,000     1,283           -          -           -           -           -       (3,498)          -    (2,215)

Shares issued at
  par value
  Mar 30            990,000   127,057                                                                                       127,057
Net loss for
  the period              -         -           -          -           -           -           -         (302)          -      (302)
                  ---------   ------- ----------- ---------- ----------- ----------- ----------- ------------ ----------- ---------
Balance December
  31, 1999        1,000,000   128,340           -          -           -           -           -       (3,800)         -    124,540

Net loss for
  the year                -         -           -          -           -           -           -   (9,876,193)         - (9,876,193)
                  ---------   ------- ----------- ---------- ----------- ----------- ----------- ------------ ----------- ---------
Balance December
  31, 2000        1,000,000   128,340           -          -           -           -           -   (9,879,993)         - (9,751,653)

Shares issued at
  $.20 Apr 5                              385,685      3,857                              73,280                             77,137
Shares issued at
  $.20 Apr 17                           7,500,000     75,000                           1,425,000                          1,500,000
Shares at par
  value Jun 22                         28,000,000    280,000                                                                280,000
Recapitalization
  Jun 22         (1,000,000) (128,340)  3,600,000     36,000                            (498,280)                          (590,620)
Dividend paid
  Jun 22                                                                              (1,000,000)                        (1,000,000)
Shares issued at
  $2.00 Jul 23                            473,500      4,735                             942,265                            947,000
Shares issued at
  $2.00 Oct 1                              10,000        100                              19,900                             20,000
Shares issued for
  debt conversion                       8,500,000     85,000                           8,415,000                          8,500,000
Capital
  contributed
  debt to
  equity
  conversion                                                                           1,500,000                          1,500,000
Net loss for
  the year                -         -           -          -           -           -           -   (2,492,318)         - (2,492,318)
                  ---------   ------- ----------- ---------- ----------- ----------- ----------- ------------ ----------- ---------
Balance December
  31, 2001                -         -  48,469,185    484,692           -           -  10,877,165  (12,372,311)         - (1,010,454)

Shares issued at
  $.20 Feb 20                             372,807      3,728                              70,833                 (74,561)         -
Shares issued at
  par option
  exercise Apr 24
  for svcs                                540,260      5,403                             410,597                            416,000
Shares issued
  at $.13 Nov
  27 for services                       1,100,000     11,000                             132,000                            143,000
Net loss for
  the year                -         -           -          -           -           -           -   (2,490,990)         - (2,490,990)
                  ---------   ------- ----------- ---------- ----------- ----------- ----------- ------------ ----------- ---------
Balance December
  31, 2002                -         -  50,482,252    504,823           -           -  11,490,595  (14,863,301)   (74,561)(2,942,444)

Shares issued at
  $.12 Mar 31                           1,513,969     15,139                             166,537                            181,676
Shares subscribed
  at $.40 Sep 29                                              15,000,000   6,000,000                           (6,000,000)        -
Shares issued at
  $.40 Oct 3                            1,511,488     15,115  (1,511,488)   (604,595)    589,480                1,209,482 1,209,482
Net loss for
  the year                -         -           -          -           -           -           -   (1,761,393)         - (1,761,393)

Balance December
  31, 2003                -         -  53,507,709    535,077  13,488,512   5,395,405  12,246,612  (16,624,694)(4,865,079)(3,312,679)
                  ---------   ------- ----------- ---------- ----------- ----------- ----------- ------------ ----------- ---------
Shares issued at
  $.40 Jan 9
  Qian Long                             3,023,998     30,240  (3,023,998) (1,209,599)  1,179,359                  604,712   604,712
Shares issued at
  $.13 for
  debt conversion                      24,036,269    240,363                           2,887,862                          3,128,225
Shares subscribed
  at $.21 Jan
  29 Qian Long                                               140,000,000  29,400,000                          (29,400,000)        -
Shares subscribed
  at $.14 Jan 13
  China Cardinal                                              16,483,514   2,307,692                           (2,307,692)        -
Shares issued at
  $.14 May 28
  China Cardinal                        4,733,229     47,332  (4,733,229)   (662,652)    615,320                  662,652   662,652
Shares issued at
  $.14 May 28
  China Cardinal                       11,750,285    117,503 (11,750,285) (1,645,040)  1,527,537                1,645,040 1,645,040
Shares issued at
  $.14 Mar 31
  purch of
  Asia Key                             28,210,000    282,100                           3,667,300                          3,949,400
Options exercised
  at $.12 in
  lieu of salary                        2,500,000     25,000                             275,000                            300,000
Options exercised
  at $.12 in
  lieu of salary                          500,000      5,000                              55,000                             60,000
Options exercised
  at $.12 in
  lieu of salary                        1,000,000     10,000                             110,000                            120,000
Qian Long
  subscription
  at $.40 Dec 12                       10,464,514    104,645 (10,464,514) (4,185,806)  4,081,161                4,839,601 4,839,601
2002 stock
  subscription
  deemed to be
  uncollectible                                                                          (74,561)                  74,561         -
Net loss for
  the year                -         -           -          -           -           -           -  (11,024,215)         -(11,024,215)
                  ---------   ------- ----------- ---------- ----------- ----------- ----------- ------------ ----------- ---------
Balance December
  31, 2004                -       $ - 139,726,004 $1,397,260 140,000,000 $29,400,000 $26,570,590 $(27,648,909)$(28,746,205)$972,736
                  =========   ======= =========== ========== =========== =========== =========== ============ ============ ========


                  The accompanying notes are an integral part
                    of the consolidated financial statements

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

      The acquisition was effected by paying to the Minghua Hong Kong stockholders $1,000,000 and issuing 28,000,000 additional Minghua USA common shares that resulted in the Minghua Hong Kong shareholders owning approximately 70% of the outstanding shares of Minghua USA and having control of Minghua USA after this transaction. For financial reporting purposes, this transaction was recorded as a recapitalization of Minghua Hong Kong. Minghua Hong Kong is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, was deemed to have adopted the capital structure of Minghua USA.

      At that time, the sole asset of Minghua Hong Kong was an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. ("Minghua China"), a Peoples Republic of China (PRC) corporation. The remaining 15% equity minority interest in Minghua China is owned by a related party, Asia Key Group Limited, through its wholly-owned subsidiary Minghua Real Estate (Shenzhen) Ltd. formerly known as Minghua Investment Co., Ltd. ("Minghua Real Estate"). On January 29, 2004, the Company acquired this 15% minority interest held by Minghua Real Estate, in a related party transaction by paying $990,638 in cash and issuing 28,210,000 common shares of Minghua USA.


                  The accompanying notes are an integral part
                    of the consolidated financial statements

      TECHNOLOGY

      Minghua China is the owner of patented technology ("Technology") relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system. Minghua China produced its first prototype hybrid vehicle ("Minghua Hybrid Vehicle") in 2000. Minghua China has sold only Minghua Hybrid Vehicles to date. All manufacturing by Minghua China of the Minghua Hybrid Vehicle is done in China. Minghua Hong Kong and Minghua China entered into an agreement in 2003 to acquire Guangzhou City View Bus Installation Company Limited ("Guangzhou"), a PRC corporation, which owns a license to manufacture buses in China. All production is presently being done in one non-automated (labor intensive) production facility in Guangzhou.

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

      CAPITAL RESOURCES, BUSINESS RISKS AND GOING CONCERN

      The Company remains in the development stage and all future business operations are subject to all of the risks inherent in the establishment of a new business enterprise. The Company has no proven revenue stream from the sales of its products. Additional capital resources through current and future offerings of securities will be needed in order to accomplish the Company's present marketing, technology development and manufacturing plans. The Company plans to make the following expenditures:
      i) producing Minghua Hybrid Vehicles in 2005 and (ii) advertising and marketing. The manufacturing facilities and other operations in China, as well as the business financial conditions and results of operations are, to a significant degree, subject to economic, political and social events in China.

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


                  The accompanying notes are an integral part
                    of the consolidated financial statements

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


                  The accompanying notes are an integral part
                    of the consolidated financial statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The consolidated financial statements for all periods presented include the financial statements of Minghua USA, Acquisition Corp., Minghua Hong Kong, Keytop Holdings Limited, Top Team Holdings Limited, Ming Hua Environmental Protection Science and Technology Limited and Minghua China. The consolidated financial statements for 2004 include the accounts of Asia Key Group Limited, Euromax International Investments Limited, Beijing China Cardinal Real Estate Consulting Co., Ltd., Good View Bus Manufacturing Company Limited, Eagle Bus Development Limited, and Guangzhou, in addition to those previously listed. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

      The Company has determined The Peoples Republic of China Chinese Yuan Renminbi to be the functional currency of Minghua China. There were no material gains or losses recognized as a result of translating foreign currencies to the U.S. dollars due to the stability of the Yuan Renmibi currency in 2004 and 2003. No assurance however, can be given as to the future valuation of the foreign currencies and how further movements in the foreign currencies could affect future earnings of the Company.

      The balance sheets of Minghua Hong Kong and Minghua China were translated at year end exchange rates. The accompanying consolidated balance sheet includes net liabilities of $4,026,592 and $3,259,508, relating to the Company's foreign facilities in the People's Republic of China, at December 31, 2004 and 2003, respectively. Expenses were translated at exchange rates in effect during the year, substantially the same as the year end rates.

      MINORITY INTEREST IN SUBSIDIARIES

      The Company records minority interest expense, which reflects the portion of the earnings of Guangzhou, which are applicable to Guangzhou Public Automobile Company (10.2% - December 31, 2004). The minority stockholders are not required to fund the Company's deficits; therefore, no minority interest in subsidiaries was recorded on the balance sheet and statements of operations at December 31, 2004 and 2003. See also notes 1 and 3 relating to the Minority Interest.

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


                  The accompanying notes are an integral part
                    of the consolidated financial statements

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

      SIGNIFICANT ESTIMATES

      Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to the valuation of acquired companies, equipment, patent rights, accrued liabilities and stock options, and the useful lives for amortization and depreciation.

      REVENUE RECOGNITION

      The Company recognizes revenue as earned when the following four criteria are met: (1) pervasive evidence of an arrangement exists; (2) delivery has occurred or the services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

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


                  The accompanying notes are an integral part
                    of the consolidated financial statements

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

      Depreciation and amortization are provided for financial reporting purposes primarily on the straight-line method over the estimated useful lives of the respective assets as follows:

      ---------------------------------------------- ---------------------------
                                                             Estimated
                                                            Useful Life

      ---------------------------------------------- ---------------------------
      Transportation equipment                                5 years
      ---------------------------------------------- ---------------------------
      Office, computer software and equipment                 5 years
      ---------------------------------------------- ---------------------------
      Furniture and fixtures                                  5 years
      ---------------------------------------------- ---------------------------
      Production equipment                                    10 years
      ---------------------------------------------- ---------------------------
      Building and improvements                               20 years
      ---------------------------------------------- ---------------------------
      Construction in progress                                20 years
      ---------------------------------------------- ---------------------------

      INTANGIBLE ASSET

      The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has performed the requisite annual transitional impairment tests on intangible assets and made the impairment adjustments as necessary.

      The intangible asset 'patent rights' was to be amortized beginning when placed in service. The Company examined the carrying value of its patent rights to determine if there was any impairment loss. Indicators of impairment were present in the patent rights used in operations and future cash flows were not expected to be sufficient to recover the assets' carrying amount. An impairment loss equal to the previous carrying value was charged to expense during 2004.


                  The accompanying notes are an integral part
                    of the consolidated financial statements

      As a result of the acquisition of Ghangzhou, the Company acquired certain licenses from the PRC. These licenses have finite lives and are being amortized ratably over their useful lives using the historical cost of Ghangzhou. Components of "Licenses" in the consolidated balance sheet at December 31, 2004 consisted of:

                                                               Accumulated
                                        Life       Cost        Amortization          Net
                                        ----       ----        ------------          ---

      Industrial property rights      15 year  $  135,279         $ 88,634        $ 46,645
      Motor vehicle appraisal permit   5 year      71,254           64,324           6,930
      Land use rights                  5 year      24,190            8,668          15,522
      Bus manufacturing licenses       4 year   1,018,125          254,531         763,594
                                               ----------         --------         -------
                                               $1,248,848        $ 416,157       $ 832,691
                                               ==========       ==========       =========

      ADVERTISING COSTS

      All costs associated with advertising and promoting the buses are expensed in the period incurred. Advertising expense was $24,357 and $8,917 for the years ended December 31, 2004 and 2003, respectively and $299,134 for the period from June 4, 1997 (inception) to December 31, 2004.

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

      The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because it has experienced operating losses since inception. The benefit of any tax loss carryforwards is fully offset by a valuation allowance, as there is a more than fifty percent chance that the Company will not realize those benefits.


                  The accompanying notes are an integral part
                    of the consolidated financial statements

      RESEARCH AND DEVELOPMENT COSTS

      Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the years ended December 31, 2004 and 2003 were $33,359 and $0, respectively and a cumulative amount of $8,809,088 for the period from June 4, 1997 (inception) to December 31, 2004. Of this cumulative amount, $8,612,730 was the amount spent by Minghua Hong Kong shareholders to develop the patent, prior to the reverse merger.

      RELATED PARTY TRANSACTIONS AND STOCKHOLDER'S LOANS

      The caption "Due to Stockholders" and "Due to Related Company" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company rents office space from the related company.

      During the year ended December 31, 2003, the Company provided consultancy services to Minghua Real Estate at the request of its Chairman, in an amount included in other income of $115,385. No such income was received during 2004.

      LOSS PER SHARE

      Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

      The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

                                                        Year ended December 31,
                                                         2004             2003
                                                         ----             ----
NUMERATOR FOR BASIC AND DILUTED LPS
Net loss to common stockholders                       $(11,024,215) $(1,761,393)
                                                      ============  ===========

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares of common stock outstanding    115,065,000   52,032,906
                                                      ============  ===========

LPS  - Basic and diluted                                   $ (0.10)     $ (0.03)
                                                      ============  ===========

      No dilution resulted from the 4,000,000 and 8,000,000 employee stock options outstanding at December 31, 2004 and 2003, respectively, because of the net loss reported in the statement of operations in both years.


                  The accompanying notes are an integral part
                    of the consolidated financial statements

      EQUITY BASED COMPENSATION

      The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB), "Accounting for Stock Issued to Employees." Under APB No.25 the Company recognized no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

      COMPREHENSIVE LOSS

      The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

      The exchange rate for RMB to US dollars has varied by only 100ths during 2004 and 2003, and from June 4, 1997 (inception) to December 31, 2004. Thus, the consistent exchange rate used has been 8.28 RMB per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

      RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

3.    BUSINESS ACQUISITIONS

      On March 13, 2003, Ming Hua Environmental Protection Science and Technology Limited, ("Ming Hua Science") a company incorporated in Hong Kong and owned by Top Team Holdings Limited, a BVI limited company, which is wholly-owned by Minghua Hong Kong, entered into a stock purchase agreement for the purchase of a net 51% ownership in Guangzhou City View Bus Installation Company Limited. The purchase price was $965,985 and 4,300 shares (43%) of the total authorized shares of Ming Hua Science to Mr. Kok Sin Keung. This acquisition was made in order to obtain a production facility to manufacture the Minghua Hybrid Vehicle. The Company received formal approval on this acquisition from the State Administration for Industry and Commerce of the People's Republic of China of the 51% interest acquired and title (ownership) passed to the Company on January 27, 2004.


                  The accompanying notes are an integral part
                    of the consolidated financial statements

      On October 21, 2004, Minghua USA purchased the 43% interest in Minghua Science from Mr. Kok Sin Keung for $724,489 in cash through its wholly owned subsidiary, Euromax International Investments Limited, a company incorporated in Hong Kong. The result of these transactions is that the Company obtained 89.8% interest in Guangzhou for a total cash price of $1,690,474.

      On June 16, 2004, Minghua Hong Kong formed a wholly owned subsidiary in the PRC, named Beijing China Cardinal Real Estate Consulting Co., Ltd. ("Minghua Real Estate"). The Company intends to use Minghua Real Estate as a vehicle to make future real estate investments in the PRC. At December 31, 2004, Minghua Real Estate had not begun significant operations.

      In 2002, Citic Worldwide Limited ("Citic") was engaged as a consultant for the Company. The Company agreed to issue 800,000 shares of the Company's common stock for services rendered in connection with the acquisition of the Guangzhou City View Bus Installation Company Limited. The shares to be issued will be valued at an approximate market value of $.30 per share for a total consideration of $240,000 for its services. This amount is included in accrued liabilities on the balance sheet at December 31, 2004.

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

4. STOCKHOLDERS' DEFICIENCY

      ISSUANCE OF COMMON STOCK

      In February 2002, the Company issued 372,807 shares of the Company's common stock at $.20 per share in a private placement. The total amount due of $74,561 was determined to be uncollectible during 2004 and was charged to additional paid in capital.

      In April 2002, 540,260 options were exercised by a former director at a cashless exercise amount of $416,000. The balance of the 2,000,000 options granted to this former director was forfeited in 2002.


                  The accompanying notes are an integral part
                    of the consolidated financial statements

      In November 2002, 1,100,000 shares were issued to the Board of Directors at $.13 per share, for a total consideration of $143,000, for services provided to the Company in 2002.

      In March 2003, the Company issued 1,513,969 shares of common stock for $.12 per share, for a total consideration of $181,676 to settle various debts with third party vendors and a loan payable to a former Director of the Company.

      On September 29, 2003, the Company entered into its first stock subscription agreement with the Beijing Qiang Long Real Estate Development Co., Ltd. ("Qiang Long"), relating to the purchase of 15,000,000 shares of the Company's common stock at a purchase price of $.40 per share, for an aggregate consideration amount of $6,000,000. In 2003, 3,023,705 shares of stock were purchased under the subscription agreement for an aggregate consideration of $1,209,482. In 2003, 1,511,488 shares of the 3,023,705 shares purchased were issued under this subscription agreement. In January 2004, Qiang Long funded $1,204,820 and received an additional 3,023,998 shares of the Company's common stock. During December 2004 Qiang Long funded the remaining $3,585,698 due on the subscription and received the remaining 10,464,514 shares.

      On January 29, 2004 a second stock subscription agreement was entered into with Qiang Long. The second agreement calls for the purchase of 140,000,000 shares of the Company's common stock at a purchase price of $.21 per share, for an aggregate consideration of $29,400,000. Qiang Long will become the controlling stockholder of the Company as a result of this second agreement. The agreement has been amended twice to extend the due dates of the payments. Accordingly, Qiang Long is to pay in the first required installment, $12,600,000 for 60,000,000 shares on or before December 31, 2005. The final installment of $16,800,000 is due by December 31, 2006. During 2004 the Company received $653,795 as a partial payment toward the first installment. Prior to the issuance of the shares, the Company is required to hold a stockholders meeting to increase the number of common shares authorized, in order to have enough common shares to satisfy its stock obligations to Qiang Long.

      In January 2004 the Company issued 24,036,269 shares of its common stock to Kingsrich Development Limited in satisfaction of debt in accordance with a prior agreement. See note 8 for details of the transaction.

      On January 29, 2004 the Company issued 28,210,000 shares of its common stock in the acquisition of the 15% minority interest in Minghua China. The shares were valued at $.14 per share. The transaction is further discussed in note 1.


                  The accompanying notes are an integral part
                    of the consolidated financial statements

      In February 2004, the Company issued 4,000,000 shares of its common stock in exercise of stock options. The exercise price was paid in services to the Company. Compensation expense of $480,000 was charged to current expense as a result of the transaction, as is discussed in note 4.

      During May of 2004 the Company issued 16,483,514 shares of its common stock to China Cardinal Limited, of Hong Kong, in satisfaction of a subscription agreement. The stock was sold at a price of $.14 per share, for an aggregate amount of $2,307,692.

      Luck Pond Enterprises Limited by Hong Kong ("Luck Pond") had provided consulting services and acted as a finder in connection with the above-mentioned two subscription agreements with Qiang Long and an investment that was made in January 2004 by China Cardinal Limited of Hong Kong. In consideration of those services, Luck Pond will receive a ten percent commission on the total investment proceeds from both investors, payable in common stock of the Company and was determined by management to be equivalent to 28,390,531 common shares. This commission is contingent upon final funding of 100% of all the three above-mentioned subscription agreements. During 2004, at the completion of two of the agreements, the Company charged $830,100 to expense. The amount is included in accrued liabilities at December 31, 2004. Subsequent to the balance sheet date the Company issued 5,770,000 shares of its common stock in payment of the liability.

      COMMON STOCK

      The Company's capital structure as of December 31, 2003 and 2002 was as follows:

      Common stock - par value $0.01      Authorized      Issued and outstanding
      ---------------------------------- --------------   ----------------------
            December 31, 2004             200,000,000          139,726,004
      ---------------------------------- --------------   ----------------------
            December 31, 2003             200,000,000           53,507,709
      ---------------------------------- --------------   ----------------------

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


                  The accompanying notes are an integral part
                    of the consolidated financial statements

      The maximum term of options granted under the 2001 Stock Option Plan is ten years. Options granted are nontransferable and generally expire within three months after the termination of the grantee's services.

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

      The aforementioned options have fully vested at December 31, 2004 according to the following vesting schedule:

      a. 20% of the shares vest on the first day of the sixth month following the date of grant.
      b. 20% of the shares vest on the first annual anniversary of the date of grant.
      c. 2.5% of the shares vest on the first day of each month following the first annual anniversary of the date of grant.

      In 2001, 2,000,000 nonqualified performance stock options were issued outside the stock option plan to the Chairman at $1.75 per share that vest only if the Company's annual revenues reach $50,000,000. At December 31, 2004, none of these options had vested.

      All 4,000,000 options were forfeited on May 10, 2004 when the chairman resigned.

      The Board of Directors on February 24, 2003 granted 4,000,000 stock options to five directors, to purchase shares of common stock of Minghua USA for $.012 per share, from March 1, 2003 to February 29, 2004. During this period, they may choose to exercise the right of purchasing common stock or to waive the right no matter what the fair market stock price shall be at that time. Partial purchasing is allowed. But once the right is exercised, the amount of common stock purchased must not be sold within six months from the exercising date. All of these 4,000,000 stock options were exercised in February 2004 in non-cash transactions; the $480,000, or $.12 per share was recorded as compensation expense.


                  The accompanying notes are an integral part
                    of the consolidated financial statements

      Stock option transactions are summarized as follows:

                                                    Stock Options
                                               2004             2003
                                               ----             ----
      Outstanding - beginning of year        8,000,000         4,000,000
      Granted                                       --         4,000,000
      Exercised                              4,000,000                --
      Forfeited                              4,000,000                --
                                            ----------                --
      Outstanding - end of year                     --         8,000,000
                                            ==========        ==========

      Shares exercisable - end of year              --         5,700,000
                                            ==========        ==========

      The weighted-average fair values at date of grant for options granted during 2003 and 2001 were $.17 and $1.75, respectively and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

              ------------------------------------------ ------------------
              Expected life in years                              1 - 5
              ------------------------------------------ ------------------
              Interest rate                                     3 - 4.8%
              ------------------------------------------ ------------------
              Volatility                                      200 - 276.7%
              ------------------------------------------ ------------------
              Dividend yield                                       0%
              ------------------------------------------ ------------------

      In electing to continue to follow APB No. 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS No. 148 for stock-based compensation granted in 2001 and thereafter, including if materially different from reported results, disclosure of pro forma net loss and loss per share had compensation expense relating to the 2003 grants been measured under the fair value recognition provision of SFAS No. 123.

      The Company's pro forma information for the years ended December 31, 2004 and 2003 prepared in accordance with the provisions of SFAS No. 148, is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period.


                  The accompanying notes are an integral part
                    of the consolidated financial statements
                                       20

                                                                      2004             2003
                                                                      ----             ----
      Net loss, as reported                                      $ (11,024,215)     $ (1,761,393)
      Deduct: total stock-based employee compensation
        determined under fair value based method for
        all awards, net of related tax effects                        (525,000)       (1,844,616)
                                                                   -----------        ----------
      Pro forma net loss                                           (11,549,215)       (3,606,009)
                                                                   ===========        ==========

      Basic and diluted LPS - as reported                              $ (0.10)          $ (0.03)
                                                                   ===========        ==========

      Basic and diluted LPS - pro forma                                $ (0.10)          $ (0.07)
                                                                   ===========        ==========

5.    INVESTMENT

      The Company has a one year deposit certificate with a financial institution in the PRC. The certificate earns interest at 8% per annum. The principal amount at December 31, 2004 is $1,935,172 and is recorded on the balance sheet as a short term investment.

6.    INVENTORIES

      Inventories at December 31 consist of :
                                                                         2004
                                                                         ----

      Materials                                                      $ 495,129
      Low value consumables                                             46,360
      Costs of production                                              289,204
      Finished goods                                                   251,240
                                                                     ----------
         Subtotal                                                     1,081,933
      Less: reserve for obsolescence                                   (173,882)
                                                                     ---------
      Net inventories                                                $ 908,051
                                                                     ---------


                  The accompanying notes are an integral part
                    of the consolidated financial statements

7.    PROPERTY AND EQUIPMENT

      Property and equipment at cost consists of:

                                                   2004             2003
                                                   ----             ----
      Model buses                               $ 315,780        $ 393,938
      Transportation equipment                    259,234                -
      Furniture and office equipment              379,104          264,361
      Production equipment                        236,304                -
      Buildings and improvements                1,252,969                -
      Idle equipment                               30,575                -
                                             ------------        ---------
        Subtotal                                2,473,966          658,299
      Less: accumulated depreciation           (1,263,557)        (294,023)
                                              -----------        ---------
      Net property and equipment              $ 1,210,409        $ 364,276
                                             ------------        ---------

      Depreciation expense for the years ended December 31, 2004 and 2003 was $130,184 and $163,943, respectively.

8.    NOTES PAYABLE

      BANK

      The bank loans consist of two separate credit line agreements with a weighted average interest rate of 9% per annum, denominated in Chinese Yuan Renminbi, from two Chinese banks. The loans are secured by a guarantee given by a third party. The United States dollar equivalent of the outstanding loans balance at December 31, 2004 and 2003 was $649,492 and $649,492, respectively.

      As of December 31, 2004, Minghua China is in default with all notes payable, with a total principal balance past due of $649,492. On March 1, 2005, the Company paid off the larger of the two notes. Minghua China continues to accrue interest on its outstanding notes payable. Assets are not subject to lien from these notes payable in default.

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


                  The accompanying notes are an integral part
                    of the consolidated financial statements

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

      The promissory note could be converted into shares of the Company's common stock, anytime during the term of the promissory note, at the discretion of Kingsrich Development Limited, at the conversion rate of $0.13 per share. This conversion rate was based on the market price of the Company's stock at the time of this agreement. The promissory note was converted into 24,036,269 shares of common stock in January 2004.

      Total interest expense incurred and charged to expense was $13,682 and $492,250 for the years ended December 31, 2004 and 2003 respectively, and $660,190 for the period from June 4, 1997 (inception) to December 31, 2004.

9.    INCOME TAXES

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

      The Company has a United States federal net operating loss carryforward of approximately $4.5 million expiring in the years 2021 - 2024. The tax benefit of this net operating loss has been offset by a full valuation allowance. A portion of the net operating loss carryforward will be subject to a limitation due to the "Change of ownership provisions" under
      Section 382 of the Internal Revenue Code and similar state provisions.


                  The accompanying notes are an integral part
                    of the consolidated financial statements
                                       23

      There are net operating loss carryforwards allowed under the Hong Kong and China governments' tax systems. In China, the previous five years net operating losses are allowed to be carried forward five years to offset future taxable income. In Hong Kong, prior years' net operating losses can be carried forward indefinitely to offset future taxable income. The Company has available approximately $18,752,294 of unused operating losses carryforwards. A deferred tax asset of $5,625,688 arising from these net operating losses and deferred start up costs, the only significant deferred tax assets or liabilities, has been fully offset by a valuation allowance due to the uncertainty of the Company having future taxable profits. The change in the valuation allowance, based on an estimated 30% tax rate, was approximately $887,000 for the year ended December 31, 2004.

      Minghua China withholds and pays income taxes on its employees' wages, which funds the Chinese government's sponsored health and retirement programs of all Minghua China employees. For Minghua China employees, Minghua China was obligated to make contributions to the social insurance bureau under the laws of the PRC for pension and retirement benefits.

10.   COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENT

      The Company leases office space from a related party, under a one year non-cancellable lease agreement that expires in June 2005.

      Minimum future rental payments under the non-cancellable operating lease as of December 31, 2004 for each of the next five years and in the aggregate are as follows:

      Period ended December 31,
             2005                             $ 3,205
             2006                                   -
             2007                                   -
             2008                                   -
             2009                                   -
          Thereafter                                -
                                              -------
      Total minimum future lease payments     $ 3,205
                                              =======

      Total rent expense for December 31, 2004 and 2003 was $26,129 and $181,543, respectively, of which $26,129 and $181,543, respectively, were paid to a related party.


                  The accompanying notes are an integral part
                    of the consolidated financial statements
                                       24

      PURCHASE COMMITMENT

      The Company has a purchase commitment as of December 31, 2004 to purchase equipment for a total of $102,564.

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

11.   SUPPLEMENTAL CASH FLOW INFORMATION

      There were no interest and income taxes paid in cash for the years ended December 31, 2004 and 2003.

      NON-CASH TRANSACTIONS

      The Company issued 1,513,969 shares of common stock for $.12 per share on March 31, 2003, to settle debts with third party vendors and pay off $181,676 of a loan payable to its former President.

      The Company issued 4,000,000 shares of common stock at $.12 per share in February 2004, in the exercise of outstanding stock options. The amount of $480,000 was recorded as compensation expense.

      In January 2004 the Company issued 24,036,269 shares of common stock at $.13 per share in satisfaction of a convertible note payable (see note 8).

      The Company issued 28,210,000 shares of common stock at $.14 per share in the acquisition of the previous minority interest of Minghua China, for a total non-cash value of $3,949,400. The amount was recorded as an acquisition expense.


                  The accompanying notes are an integral part
                    of the consolidated financial statements
                                       25

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS No. 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

      As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in 2004 and 2003.

13.   NEW ACCOUNTING PRONOUNCEMENTS

      In May 2004, the Emerging Issues Task Force of the FASB came to a consensus regarding EITF 02-14 "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock". The consensus of the task force is that the equity method of accounting is to be used for investments in common stock or in-substance common stock, effective for reporting periods beginning after September 15, 2004. The Company currently has no equity investments other than its consolidated subsidiaries. As such, this standard has no application to the Company.

      In November 2004, the FASB issued Statement No. 151, "Inventory Costs". SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal periods beginning after June 15, 2005. The Company believes that the application of SFAS No. 151 will have no significant impact on the financial statements.

      In December 2004, the FASB issued Statement No. 153, "Exchange of Non-Monetary Assets". SFAS No. 153 confirms that exchanges of nonmonetary assets are to be measured based on the fair value of the assets exchanged, except for exchanges of nonmonetary assets that do not have commercial substance. Those transactions are to be measured at entity specific values. The Company believes that the application of SFAS No. 153 will have no significant impact on the financial statements.


                  The accompanying notes are an integral part
                    of the consolidated financial statements
                                       26

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, as revised, requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The effective date for the Company is the first reporting period beginning after December 15, 2005. Management expects that the application of SFAS No. 123 (revised 2004) may have an adverse effect on its results of operations, should the Company issue stock options to its employees under its 2001 Stock Option Plan.

14.   SUBSEQUENT EVENTS

      On January 18, 2005, the Company issued 5,770,000 shares of its common stock in satisfaction of the Luck Pond consulting agreement (note 4). 1,770,000 of the shares were valued at $.13 and 4,000,000 were valued at $.15, for a total valuation of $830,100, in accordance with the terms of the agreement.

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                                  EXHIBIT INDEX

Exhibit No. Description
----------- --------------------------------------------------------------------

10.23 Technology Development Contract, dated February 15, 2004, between Tsinghua University and the Company.

10.24 Sales Contract of Guangzhou Cityview Bus Installation Co., Ltd., dated August 6, 2004, between Changsha United Electric Power Science and Technology Co., Ltd. and Guangzhou Cityview Bus Installation Co., Ltd.

10.25 Lease Agreement, dated May 30, 2004, between Liu Gui Zhi and Beijing China Cardinal Real Estate Consulting Ltd.

10.26 Lease Agreement, dated May 20, 2004, between Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. and Richard Zhang.

21          A description of the subsidiaries of the registrant

31          Rule 13a-14/15d-14(a) Certifications

32          Section 1350 Certifications