Form 10QSB
period 2005-03-31
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2005-05-19
CIK 1010566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005
                          Commission File No. 000-30183

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

                                  8/F East Area
                    Century Golden Resources Business Center
                                 69 Banjing Road
                                Haidian District
                       Beijing, People's Republic of China
                                     100089
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                +86-10-884-52568
                           --------------------------
                           (Issuer's telephone number)

         The number of shares outstanding of each of the issuer's classes of common equity, as of May 2, 2005 are as follows:

     Class of Securities                               Shares Outstanding
 --------------------------                           ---------------------
Common Stock, $0.01 par value                              145,496,004


Transitional Small Business Disclosure Format (check one):  Yes  |_|    No |X|

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                  March 31,
                                     ASSETS                         2005
                                                                ------------
Current assets
Cash and cash equivalents                                       $    176,286
Notes receivable                                                     288,846
Prepaid expenses                                                      39,356
Short term investment                                              1,935,172
Inventories                                                          392,429
                                                                ------------
Total current assets                                               2,832,089

Property, plant and equipment (net)                                1,201,551

Other assets
Licenses                                                             762,031
                                                                ------------
Total other assets                                                   762,031
                                                                ------------

Total assets                                                    $  4,795,671
                                                                ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                                $  1,862,554
Accrued liabilities                                                  911,193
Short term notes payable                                             165,699
Due to directors                                                     101,609
Other payables                                                       189,446
                                                                ------------
Total current liabilities                                          3,230,501

Stockholders' equity
Common stock: par value $.01; 200,000,000 shares authorized;
145,496,004 shares issued and outstanding                          1,454,960
Common stock subscribed                                           29,400,000
Additional paid in capital                                        27,342,990
Deficit accumulated during the development stage                 (27,886,575)
                                                                ------------
                                                                  30,311,375
Less: stock subscription receivable                              (28,746,205)
                                                                ------------
Total stockholders' equity                                         1,565,170
                                                                ------------

Total liabilities and stockholders' equity                      $  4,795,671
                                                                ============

                   The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                   Period from June
                                                                                       4, 1997
                                                         Three months ended         (inception) to
                                                             March 31,                 March 31,
                                                 -------------------------------     -------------
                                                      2005              2004              2005
                                                 -------------     -------------     -------------
Revenues
Sales revenues                                   $     361,304     $          --     $     445,037
Cost of sales                                          562,742                --           659,267
                                                 -------------     -------------     -------------
Gross profit                                          (201,438)               --          (214,230)

Operating expenses
General and administrative expenses                    214,282           708,349        13,257,034
Research and development costs                              --                --         8,809,088
                                                 -------------     -------------     -------------
Total operating expenses                               214,282           708,349        22,066,122

Loss from operations                                  (415,720)         (708,349)      (22,280,352)

Other income (expense)
Interest income                                         33,866                --            76,611
Other income                                                --             1,950           496,283
Debt forgiveness income                                144,426                --           144,426
Acquisition expense                                         --        (4,940,038)       (5,663,115)
Interest expense                                          (238)          (13,947)         (660,428)
                                                 -------------     -------------     -------------
Total other income (expense)                           178,054        (4,952,035)       (5,606,223)
                                                 -------------     -------------     -------------

Net loss before income taxes                          (237,666)       (5,660,384)      (27,886,575)

Provision for income taxes                                  --                --                --
                                                 -------------     -------------     -------------

Net loss                                         $    (237,666)    $  (5,660,384)    $ (27,886,575)
                                                 =============     =============     =============

Basic and diluted net loss per share             $       (0.00)    $       (0.08)
                                                 =============     =============

Weighted average number of shares outstanding      144,342,000        68,261,124
                                                 =============     =============


                   The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     Period from
                                                                                                     June 4, 1997
                                                                         Three months ended         (inception) to
                                                                              March 31,               March 31,
                                                                   -----------------------------    --------------

                                                                      2005             2004             2005
                                                                   ------------     ------------     ------------
Cash flows from operating activities:
    Net loss                                                       $   (237,666)    $ (5,660,384)    $(27,886,575)
    Adjustments to reconcile net loss to
      net cash used in operations:
      Depreciation and amortization                                     110,860           32,546          863,775
      Stock issued for services and debt                                830,100               --        1,869,100
      (Gain) loss on disposition of assets                              (33,865)              --          171,972
      Research and development expense recorded in organization              --               --        8,612,730
      Reorganization expenses recorded in organization                       --               --          455,830
      Loss on acquision of subsidiaries                                      --        4,940,038        5,663,115
      Changes in operating liabilities and assets:
        Prepaid expense and deposits                                    234,709           36,115         (290,006)
        Inventories                                                     515,622         (197,186)       1,322,528
        Accounts payable and accrued liabilities                     (1,426,443)        (383,560)       1,155,577
                                                                   ------------     ------------     ------------
    Net cash used in operations                                          (6,683)      (1,232,431)      (8,061,954)

Cash flows from investing activities:
    Reorganization - net of cash acquired                                    --            5,367         (320,579)
    Purchase of short term investment                                        --               --       (1,935,172)
    Sales (purchases) of intangible assets                                   --            5,781         (295,714)
    Sales (purchases) of property and equipment                           2,523          (50,581)        (604,578)
    Deposit on acquisition of a company                                      --               --         (121,000)
                                                                   ------------     ------------     ------------
        Net cash provided by (used in) investing activities               2,523          (39,433)      (3,277,043)

Cash flows from financing activities:
    Due to stockholders and related parties - net                       (51,282)        (125,824)        (335,593)
    Proceeds from issuance of stock                                          --        2,167,472       11,849,352
    Proceeds from convertible promissory note                                --               --        3,128,225
    Business acquisition                                                     --         (991,000)      (2,882,247)
    Dividends paid                                                           --               --       (1,000,000)
    Notes payable -bank - net                                          (483,793)          66,523           99,274
    Deposit for common stock subscribed                                      --               --          656,272
                                                                   ------------     ------------     ------------
        Net cash provided by (used in) financing activities            (535,075)       1,117,171       11,515,283
                                                                   ------------     ------------     ------------

    Increase(decrease) in cash and cash equivalents                    (539,235)        (154,693)         176,286

    Cash and cash equivalents, beginning of period                      715,521          543,396               --
                                                                   ------------     ------------     ------------
    Cash and cash equivalents, end of period                       $    176,286     $    388,703     $    176,286
                                                                   ============     ============     ============

Supplemental disclosures of cash flow information:
    Cash paid for interest                                         $        238     $         --
                                                                   ============     ============
    Cash paid for income taxes                                     $         --     $         --
                                                                   ============     ============

                   The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of Minghua Group International Holdings Limited (the "Company") and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

1. BUSINESS DESCRIPTION AND ORGANIZATION

      The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

      TECHNOLOGY

      Shenzhen Minghua Environmental Vehicles Co., Ltd., an indirect wholly-owned subsidiary of the Company ("Minghua China") is the owner of patented technology ("Technology") relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system. Minghua China produced its first prototype hybrid vehicle ("Minghua Hybrid Vehicle") in 2000. All manufacturing by Minghua China of the Minghua Hybrid Vehicle is done in China. On January 27, 2004 the Company acquired a controlling interest in Guangzhou City View Bus Installation Company Limited ("Guangzhou"), a PRC corporation, which owns a license to manufacture buses in China. All production is presently being done in one non-automated (labor intensive) production facility in Guangzhou.

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

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The consolidated financial statements for all periods presented include the financial statements of the Company, Minghua Acquisition Corp., Minghua Group International Holding (Hong Kong) Ltd., Keytop Holdings Limited, Top Team Holdings Limited, Ming Hua Environmental Protection Science and Technology Limited and Minghua China. The consolidated financial statements for 2004 include the accounts of Asia Key Group Limited, Euromax International Investments Limited, Beijing China Cardinal Real Estate Consulting Co., Ltd., Good View Bus Manufacturing Company Limited, Eagle Bus Development Limited, and Guangzhou, in addition to those previously listed. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

      The Company has determined The People's Republic of China Chinese Yuan Renminbi to be the functional currency of Minghua China. There were no material gains or losses recognized as a result of translating foreign currencies to the U.S. dollars due to the stability of the currencies. No assurance however, can be given as to the future valuation of the foreign currencies and how further movements in the foreign currencies could affect future earnings of the Company.

      The balance sheets of all foreign subsidiaries were translated at period end exchange rates. Expenses were translated at exchange rates in effect during the year, substantially the same as the period end rates.

      MINORITY INTEREST IN SUBSIDIARIES

      The Company records minority interest expense, which reflects the portion of the earnings of Guangzhou, which are applicable to Guangzhou Public Automobile Company (10.2% - March 31, 2005). The minority stockholders are not required to fund the Company's deficits; therefore, no minority interest in subsidiaries was recorded on the balance sheet and statements of operations at March 31, 2005 and 2004.

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

      There were no stock options outstanding at March 31, 2005.

      EQUITY BASED COMPENSATION

      The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." Under APB No. 25 the Company recognized no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant. No options were granted during 2004 or to date in 2005.

      COMPREHENSIVE LOSS

      The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The financial statements are translated into US dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

      The exchange rate for RMB to US dollars has varied by only 100ths during 2005 and 2004, and from June 4, 1997 (inception) to March 31, 2005. Thus, the consistent exchange rate used has been 8.28 RMB per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

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

      The exercise price of incentive stock options must not be less than the fair value of the common stock on the date of the grant. The authority to grant new options under the Plan will terminate on April 5, 2011, unless the Plan is terminated prior to that time by the board of directors. There were no options outstanding at March 31, 2005 under the Plan.

4. INCOME TAXES

      Net operating loss carryforwards are allowed under the Hong Kong and Chinese governments' tax systems. In China, the previous five years' net operating losses are allowed to be carried forward to offset future taxable income. In Hong Kong, net operating losses can be carried forward indefinitely to offset future taxable income. No deferred tax asset has been recognized due to the uncertainty of the Company having future taxable profits.

5. COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENT

      The Company leases office space from a related party, under a one year non-cancellable lease agreement that expires in June 2005.

      LEGAL PROCEEDINGS

      A civil proceeding in The People's Republic of China was commenced by Mr. Chun Fu Wang against Minghua China as the second Defendant arising from the dispute as to Patent No. Z1992112168. Minghua China filed a counterclaim against Mr. Wang for, among other things, breach of duties and declaration of annulment of the Transfer of Patents and License to Use Patent agreements. On October 20, 2003, the Company received a court ruling in favor of Minghua China. Mr. Wang is currently appealing the court's decision.

6. RECENT DEVELOPMENTS

      BUSINESS ACQUISITIONS

      On March 13, 2003, Ming Hua Environmental Protection Science and Technology Limited, ("Ming Hua Science"), a company incorporated in Hong Kong and owned by Top Team Holdings Limited, a BVI limited company, which is wholly-owned by Minghua Hong Kong, entered into a stock purchase agreement for the purchase of a net 51% ownership in Guangzhou. The purchase price was $965,985 and 4,300 shares (43%) of the total outstanding shares of Ming Hua Science to Mr. Kok Sin Keung. This acquisition was made in order to obtain a production facility to manufacture the Minghua Hybrid Vehicle. The Company received formal approval on this acquisition of the 51% interest from the State Administration for Industry and Commerce of the People's Republic of China and title (ownership) passed to the Company on January 27, 2004.

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

      In February 2004, the Company issued 4,000,000 shares of its common stock in exercise of stock options. The exercise price was paid in services to the Company. Compensation expense of $480,000 was charged to current expense as a result of the transaction.

      During May of 2004 the Company issued 16,483,514 shares of its common stock to China Cardinal Limited, of Hong Kong, in satisfaction of a subscription agreement. The stock was sold at a price of $.14 per share, for an aggregate amount of $2,307,692.

      Luck Pond Enterprises Limited of Hong Kong ("Luck Pond") had provided consulting services and acted as a finder in connection with the above-mentioned two subscription agreements with Qiang Long and an investment that was made in January 2004 by China Cardinal Limited of Hong Kong. In consideration of those services, Luck Pond will receive a ten percent commission on the total investment proceeds from both investors, payable in common stock of the Company and was determined by management to be equivalent to 28,390,531 common shares. This commission is contingent upon final funding of 100% of all the three above-mentioned subscription agreements. During 2004, at the completion of two of the agreements, the Company charged $830,100 to expense. On January 18, 2005 the Company issued 5,770,000 common shares in partial satisfaction of the agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

OVERVIEW

From inception through June 22, 2001 we were relatively inactive with limited operations and revenue. On June 22, 2001, we acquired Shenzhen Minghua Environmental Vehicle Co., Ltd. (the Environmental Vehicle Company) and since then, we have been focused on the development and commercialization of mass transit, hybrid electric vehicles, primarily buses.

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

In June 2004, we formed Beijing China Cardinal as an indirect wholly-owned subsidiary to leverage the real estate development experience of our board of directors. We plan to generate revenues by engaging in real estate development in the Peoples' Republic of China through Beijing China Cardinal. In order to generate revenues through this new business line, however, we must first raise capital for such purpose. We do not have any agreements or arrangements for any such financing at this time. Management believes that it may be able to obtain financing once it identifies potentially profitable development opportunities.

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

At March 31, 2005 we had $176,286 in cash and cash equivalents. Without receipt of financing from Qiang Long or from some other source, we would not have enough working capital to sustain our operations for the next twelve months.

Subject to receiving sufficient capital, we plan to purchase the following equipment in 2005 in order to carry out our business plan:

      --------------------------------------------------------------------------
      Type of Equipment                             Approximate Cost in U.S.$

      --------------------------------------------------------------------------
      Painting workshop                             $1,000,000
      --------------------------------------------------------------------------
      Rain testing workshop                         $300,000
      --------------------------------------------------------------------------
      Lathe                                         $80,000
      --------------------------------------------------------------------------
      Milling machine                               $100,000
      --------------------------------------------------------------------------
      Drill press                                   $70,000
      --------------------------------------------------------------------------
      Electric welding machine                      $48,000
      --------------------------------------------------------------------------
      Testing line                                  $250,000
      --------------------------------------------------------------------------
      Noise tester                                  $12,000
      --------------------------------------------------------------------------
      Exhaust gas tester                            $30,000
      --------------------------------------------------------------------------
      Paint filtering and purifying equipment       $100,000
      --------------------------------------------------------------------------
      Total:                                        $1,990,000
      --------------------------------------------------------------------------

We also plan to hire approximately 50 new employees in 2005. Of these employees 10 would be employed in research and development activities and the other 40 would be employed as workers at our manufacturing facility.

RESULTS OF OPERATIONS

Comparison of First Fiscal Quarter of 2005 and 2004

The following table summarizes the results of our operations during the fiscal quarter ended March 31, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the first quarter of 2005 to the first quarter of 2004.

-------------------------------------------------------------------------------------------
                                                                              PERCENTAGE
                                                              INCREASE        INCREASE
LINE ITEM                          3/31/05     3/31/04        (DECREASE)      (DECREASE)
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Revenues                           361,304     0              361,304         N/A
-------------------------------------------------------------------------------------------
Net (Loss)                         237,666     5,660,384      (5,422,718)     (96%)
-------------------------------------------------------------------------------------------
Operating Expenses                 214,282     708,349        (494,067)       (70%)
-------------------------------------------------------------------------------------------
Earnings (Loss) per common share   0.00        0.08           (0.08)          (100%)
-------------------------------------------------------------------------------------------

For the three months ended March 31, 2005, we had revenues of $361,304 compared to revenues of $0 during the three months ended March 31, 2004. This $361,304 increase in revenues is attributable to the sale of a total of 6 buses in three separate sales transactions during the first quarter of 2005. In total, three buses were sold to Man Zhou LI Golden Bridge Foreign Vehicle Transporting Co., Ltd., two buses were sold to He Yuan Communication Group Tong Fa He Ping Subsidiary, and one bus was sold to Guang Zhou Zhao Shang Tour Ltd.

We incurred a net loss of $237,666 for the first three months of 2005 as compared to a net loss of $5,660,384 for the first three months of 2004. The $5,422,718 decrease in net loss during the three month period ended March 31, 2005 as compared to the same period of last year is primarily attributable to a one time expenditure of RMB 40,980,000 (approximately US$4,951,121), incurred in the first quarter of 2004 for the acquisition of Asia Key and a reduction in fees paid to employees, executives and directors equal to $297,990.15.

Our operating expenses during the first three months of fiscal year 2005 were $214,282 as compared to $708,349 during the same period of 2004. This decrease in operating expenses of $494,067 or 70% was due to a reduction in office expenses equal to $228,453, and a reduction in fees paid to employees, executive officers and directors equal to $297,990.15.

Loss per common share for the three months ended March 31, 2005 was $0.00 as compared to $0.08 for the same period of the prior fiscal year. This decrease in loss per common share of $0.08 is attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

We had $176,286 in cash, cash equivalents and short-term investments as of March 31, 2005. As of such date we also had total assets of $4,795,671. Since inception, we have accumulated a deficit of $27,886,575.

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

Pursuant to the Qiang Long Contracts, Qiang Long has funded Minghua a total of $6,600,000 through March 31, 2005 and Minghua has issued to Qiang Long a total of 15,000,000 shares of Minghua's common stock for such funds. Under the Qiang Long Contracts, Qiang Long is obligated to fund an additional US$12,000,000 on December 31, 2005, and an additional US$16,800,000 on December 31, 2006. The funding under the Qiang Long Contracts is subject to, among other things, Minghua increasing its authorized capital stock so that it has sufficient authorized, but unissued capital stock to consummate the transactions contemplated by the Qiang Long Contracts.

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

Over the next twelve months, we will need approximately $3,000,000 to fund our operations and to continue to execute our business plan. We expect to obtain the necessary funding though our financing arrangement with Qiang Long. However, the next installment from Qiang Long is not due until December 31, 2005. Prior to receiving that installment, we must seek other means of financing our current operations. We have no commitments from any person to provide such interim financing. We expect that our shareholders will extend loans to us, however, they are not obligated to do so.

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

Risks Relating to Our Financial Condition

WE ARE AN EARLY STAGE DEVELOPMENT COMPANY AND WE HAVE A LIMITED OPERATING HISTORY. WE HAVE EARNED VERY LIMITED REVENUES SINCE INCEPTION AND IT IS UNCERTAIN WHETHER WE WILL EARN ANY SIGNIFICANT AMOUNT OF REVENUES IN THE FUTURE OR WHETHER WE WILL ULTIMATELY BE PROFITABLE.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including Chang-de Li, our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Li concluded that as of March 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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


DATED: May 18, 2005

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