Form 10QSB
period 2005-06-30
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2005-08-18
CIK 1010566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Quarterly Period Ended June 30 2005
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

                                  8/F East Area
                    Century Golden Resources Business Center
                                 69 Banjing Road
                                Haidian District
                       Beijing, People's Republic of China
                                     100089
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                +86-10-884-52568
                           ---------------------------
                           (Issuer's telephone number)


         The number of shares outstanding of each of the issuer's classes of common equity, as of August 11, 2005 are as follows:


     Class of Securities                               Shares Outstanding
-----------------------------                   -------------------------------
Common Stock, $0.01 par value                               145,496,004

Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                 June 30,
                                                               ------------
                               ASSETS                              2005
                                                               ------------
Current assets
Cash and cash equivalents                                      $     72,197
Notes receivable                                                    149,115
Prepaid expenses                                                    175,927
Short term investment                                             1,935,172
Inventories                                                         489,483
                                                               ------------
Total current assets                                              2,821,894

Property, plant and equipment (net)                               1,172,310

Other assets
Licenses                                                            691,371
                                                               ------------
Total other assets                                                  691,371
                                                               ------------

Total assets                                                   $  4,685,575
                                                               ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                               $  1,862,428
Accrued liabilities                                                 951,790
Short term notes payable                                            165,699
Due to directors                                                     41,135
Other payables                                                      342,555
                                                               ------------
Total current liabilities                                         3,363,607

Stockholders' equity
Common stock: par value $.01; 200,000,000 shares authorized;
 145,496,004 shares issued and outstanding                        1,454,960
Common stock subscribed                                          29,400,000
Additional paid in capital                                       27,342,990
Deficit accumulated during the development stage                (28,129,777)
                                                               ------------
                                                                 30,068,173
Less: stock subscription receivable                             (28,746,205)
                                                               ------------
Total stockholders' equity                                        1,321,968
                                                               ------------

Total liabilities and stockholders' equity                     $  4,685,575
                                                               ============


                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                     Three months ended                    Six months ended
                                                           June 30,                            June 30,
                                                --------------------------------    --------------------------------
                                                     2005              2004              2005              2004
                                                --------------    --------------    --------------    --------------
Revenues
Sales revenues                                  $           --    $           --    $      361,304    $           --
Cost of sales                                               --                --           562,742                --
                                                --------------    --------------    --------------    --------------
Gross profit                                                --                --          (201,438)               --

Operating expenses
General and administrative expenses                    215,243            81,581           429,525           789,930
Research and development costs                          26,028                --            26,028                --
                                                --------------    --------------    --------------    --------------
Total operating expenses                               241,271            81,581           455,553           789,930

Loss from operations                                  (241,271)          (81,581)         (656,991)         (789,930)

Other income (expense)
Interest income                                            606                --               607                --
Other income                                             3,971                25             3,971             1,975
Gain on asset disposal                                      --                --            33,865                --
Debt forgiveness income                                     --                --           144,426                --
Acquisition expense                                         --                --                --        (4,940,038)
Interest expense                                        (6,508)          (14,318)           (6,746)          (28,265)
                                                --------------    --------------    --------------    --------------
Total other income (expense)                            (1,931)          (14,293)          176,123        (4,966,328)
                                                --------------    --------------    --------------    --------------

Net loss before income taxes                          (243,202)          (95,874)         (480,868)       (5,756,258)

Provision for income taxes                                  --                --                --                --
                                                --------------    --------------    --------------    --------------

Net loss                                        $     (243,202)   $      (95,874)   $     (480,868)   $   (5,756,258)
                                                ==============    ==============    ==============    ==============

Basic and diluted net loss per share            $        (0.00)   $        (0.00)   $        (0.00)   $        (0.06)
                                                ==============    ==============    ==============    ==============

Weighted average number of shares outstanding      145,496,000       118,755,000       144,922,000        99,620,000
                                                ==============    ==============    ==============    ==============

                                                 Period from
                                                 June 4, 1997
                                                 (inception) to
                                                    June 30,
                                                 --------------
                                                      2005
                                                 --------------
Revenues
Sales revenues                                   $      445,037
Cost of sales                                           659,267
                                                 --------------
Gross profit                                           (214,230)

Operating expenses
General and administrative expenses                  13,472,277
Research and development costs                        8,835,116
                                                 --------------
Total operating expenses                             22,307,393

Loss from operations                                (22,521,623)

Other income (expense)
Interest income                                          43,352
Other income                                            500,254
Gain on asset disposal                                   33,865
Debt forgiveness income                                 144,426
Acquisition expense                                  (5,663,115)
Interest expense                                       (666,936)
                                                 --------------
Total other income (expense)                         (5,608,154)
                                                 --------------

Net loss before income taxes                        (28,129,777)

Provision for income taxes                                   --
                                                 --------------

Net loss                                         $  (28,129,777)
                                                 ==============

Basic and diluted net loss per share


Weighted average number of shares outstanding

                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 Period from
                                                                                                 June 4, 1997
                                                                       Six months ended         (inception) to
                                                                            June 30,                June 30,
                                                                  ----------------------------    ------------
                                                                      2005            2004            2005
                                                                  ------------    ------------    ------------
Cash flows from operating activities:
    Net loss                                                      $   (480,868)   $ (5,756,258)   $(28,129,777)
    Adjustments to reconcile net loss to
      net cash used in operations:
      Depreciation and amortization                                    136,632          32,546         889,547
      Stock issued for services and debt                               830,100              --       1,869,100
      (Gain) loss on disposition of assets                             (33,865)             --         171,972
      Research and development expense recorded in organization             --              --       8,612,730
      Reorganization expenses recorded in organization                      --              --         455,830
      Loss on acquision of subsidiaries                                     --       4,940,038       5,663,115
      Changes in operating liabilities and assets:
        Prepaid expense and deposits                                   237,869      (1,809,784)       (286,846)
        Inventories                                                    418,568      (2,165,168)      1,225,474
        Accounts payable and accrued liabilities                    (1,232,863)        685,876       1,349,157
                                                                  ------------    ------------    ------------
    Net cash used in operations                                       (124,427)     (4,072,750)     (8,179,698)

Cash flows from investing activities:
    Reorganization - net of cash acquired                                   --           5,367        (320,579)
    Purchase of short term investment                                       --              --      (1,935,172)
    Sales (purchases) of intangible assets                                  --          11,562        (295,714)
    Sales (purchases) of property and equipment                         76,652         (65,804)       (530,449)
    Deposit on acquisition of a company                                     --              --        (121,000)
                                                                  ------------    ------------    ------------
        Net cash provided by (used in) investing activities             76,652         (48,875)     (3,202,914)

Cash flows from financing activities:
    Due to stockholders and related parties - net                     (111,756)        625,279        (396,067)
    Proceeds from issuance of stock                                         --       3,970,063      11,849,352
    Proceeds from convertible promissory note                               --              --       3,128,225
    Business acquisition                                                    --        (991,000)     (2,882,247)
    Dividends paid                                                          --              --      (1,000,000)
    Notes payable -bank - net                                         (483,793)             --          99,274
    Deposit for common stock subscribed                                     --           4,515         656,272
                                                                  ------------    ------------    ------------
        Net cash provided by (used in) financing activities           (595,549)      3,608,857      11,454,809
                                                                  ------------    ------------    ------------

    Increase(decrease) in cash and cash equivalents                   (643,324)       (512,768)         72,197

    Cash and cash equivalents, beginning of period                     715,521         543,396              --
                                                                  ------------    ------------    ------------
    Cash and cash equivalents, end of period                      $     72,197    $     30,628    $     72,197
                                                                  ============    ============    ============

Supplemental disclosures of cash flow information:
    Cash paid for interest                                        $      6,746    $         --
                                                                  ============    ============
    Cash paid for income taxes                                    $         --    $         --
                                                                  ============    ============

                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The consolidated financial statements for all periods presented include the financial statements of Minghua USA, Acquisition Corp., Minghua Hong Kong, Keytop Holdings Limited, Top Team Holdings Limited, Ming Hua Environmental Protection Science and Technology Limited and Minghua China, Asia Key Group Limited, Euromax International Investments Limited, Beijing China Cardinal Real Estate Consulting Co., Ltd., Good View Bus Manufacturing Company Limited, Eagle Bus Development Limited, and Guangzhou. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      MINORITY INTEREST IN SUBSIDIARIES

      The Company records minority interest expense, which reflects the portion of the earnings of Guangzhou, which are applicable to Guangzhou Public Automobile Company (10.2% at June 30, 2005). The minority stockholders are not required to fund the Company's deficits; therefore, no minority interest in subsidiaries was recorded on the balance sheet and statements of operations at June 30, 2005 and 2004.

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      There were no stock options outstanding at June 30, 2005.

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

      The exchange rate for RMB to US dollars has varied by only 100ths during 2005 and 2004, and from June 4, 1997 (inception) to June 30, 2005. Thus, the consistent exchange rate used has been 8.268 RMB per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

      RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      The exercise price of incentive stock options must not be less than the fair value of the common stock on the date of the grant. The authority to grant new options under the Plan will terminate on April 5, 2011, unless the Plan is terminated prior to that time by the board of directors. There were no options outstanding at June 30, 2005 under the Plan.

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

5.    COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS

      A civil proceeding in The People's Republic of China was commenced by Mr. Chun Fu Wang against Minghua China as the second Defendant arising from the dispute as to Patent No. Z1992112168. Minghua China filed a counterclaim against Mr. Wang for, among other things, breach of duties and declaration of annulment of the Transfer of Patents and License to Use Patent agreements. On October 20, 2003, the Company received a court ruling in favor of Minghua China. Mr. Wang appealed the decision to the Guangdong Province Senior People's Court. On March 21, 2005 the Senior People's Court dismissed Mr. Wang's appeal with prejudice.

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

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.    RECENT DEVELOPMENTS (Continued)

      ISSUANCE OF COMMON STOCK (Continued)

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

      Luck Pond Enterprises Limited by Hong Kong ("Luck Pond") had provided consulting services and acted as a finder in connection with the above-mentioned two subscription agreements with Qiang Long and an investment that was made in January 2004 by China Cardinal Limited of Hong Kong. In consideration of those services, Luck Pond will receive a ten percent commission on the total investment proceeds from both investors, payable in common stock of the Company and was determined by management to be equivalent to 28,390,531 common shares. This commission is contingent upon receipt of the related funding. During 2004, at the completion of two of the agreements, the Company charged $830,100 to expense. On January 18, 2005 the Company issued 5,770,000 common shares to Luck Pond's affiliate Honwealth International Group Limited in partial satisfaction of the agreement.

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

Overview

From inception through June 22, 2001 we were relatively inactive with limited operations and revenue. On June 22, 2001, we acquired Minghua China and since then, we have been focused on the development and commercialization of mass transit, hybrid electric vehicles, primarily buses.

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

Our focus is on increasing our level of production so that we can begin to market and sell more of our vehicles and generate more revenues. We have entered into financing agreements with Qiang Long. Pursuant to these arrangements, Qiang Long has funded $6,600,000 to us through December 31, 2004 and is obligated to fund an additional $28,800,000 through December 31, 2006. We plan to use the proceeds of this financing arrangement with Qiang Long to manufacture more vehicles and to increase the marketing efforts for our vehicles so that we can generate more revenues. Without this financing, we have no other source of revenues and would not be able to execute our business plan unless alternate financing is obtained. The financing with Qiang Long is contingent. See "Liquidity and Capital Resources" below.

In June 2004, we formed Beijing China Cardinal Real Estate Consulting Co., Ltd. as an indirect wholly-owned subsidiary to leverage the real estate development experience of our board of directors. We plan to generate revenues by engaging in real estate development in the People's Republic of China through Beijing China Cardinal. In order to generate revenues through this new business line, however, we must first raise capital for such purpose. We do not have any agreements or arrangements for any such financing at this time. Management believes that it may be able to obtain financing once it identifies potentially profitable development opportunities.

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

At June 30, 2005 we had $72,197 in cash and cash equivalents. Without receipt of financing from Qiang Long or from some other source, we would not have enough working capital to sustain our operations for the next twelve months.

Subject to receiving sufficient capital, we plan to purchase the following equipment in 2005 in order to carry out our business plan:

   ------------------------------------------------------------------------
   Type of Equipment                           Approximate Cost in U.S.$
   ------------------------------------------------------------------------
   Painting workshop                           $1,000,000
   ------------------------------------------------------------------------
   Rain testing workshop                       $300,000
   ------------------------------------------- ----------------------------
   Lathe                                       $80,000
   ------------------------------------------------------------------------
   Milling machine                             $100,000
   ------------------------------------------------------------------------
   Drill press                                 $70,000
   ------------------------------------------------------------------------
   Electric welding machine                    $48,000
   ------------------------------------------------------------------------
   Testing line                                $250,000
   ------------------------------------------------------------------------
   Noise tester                                $12,000
   ------------------------------------------------------------------------
   Exhaust gas tester                          $30,000
   ------------------------------------------------------------------------
   Paint filtering and purifying equipment     $100,000
   ------------------------------------------------------------------------
   Total:                                      $1,990,000
   ------------------------------------------------------------------------

We also plan to hire approximately 50 new employees in 2005. Of these employees 10 would be employed in research and development activities and the other 40 would be employed as workers at our manufacturing facility.

Results of Operations

Comparison of Second Fiscal Quarter of 2005 and 2004 (Unaudited)

The following table summarizes the results of our operations during the fiscal quarter ended June 30, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the second quarter of 2005 to the second quarter of 2004.

-------------------------------------------------------------------------------------------------------------
                                                                                              Percentage
                                                                            Increase          Increase
Line Item                            6/30/05            6/30/04             (Decrease)        (Decrease)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Revenues                             0                  0                   0                 N/A
-------------------------------------------------------------------------------------------------------------
Net (Loss)                           243,202            95,874              147,328           153.6%
-------------------------------------------------------------------------------------------------------------
Operating Expenses                   241,271            81,581              159,690           195.7%
-------------------------------------------------------------------------------------------------------------
Earnings (Loss) per common share     0.00               0.00                0.00              0.00
-------------------------------------------------------------------------------------------------------------

For the three months ended June 30, 2005 and June 30, 2004, we had no revenues.

We incurred a net loss of $243,202 for the three months ended June 30, 2005 as compared to a net loss of $95,874 for the three months ended June 30, 2004. The $147,328 increase in net loss during the three month period ended June 30, 2005 compared to the same period from last year is attributable to an increase in general and administrative expenses of $133,662 and an increase in research and development expenses of $26,028.

Our operating expenses during the second quarter of fiscal year 2005 were $241,271 as compared to $81,581 during the same period of 2004. This increase in operating expenses of $159,690 or 195.7% was due to a more accurate recording of period expenses in 2005, including the amortization of licenses.

Loss per common share for the three months ended June 30, 2005 was $0.00 as compared to $0.00 for the same period of the prior fiscal year.

Comparison of Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004 (Unaudited)

The following table summarizes the results of our operations during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 and provides information regarding the dollar and percentage increase or (decrease) from the two six month periods.

-------------------------------------------------------------------------------------------------------------
                                                                                              Percentage
                                                                            Increase          Increase
Line Item                            6/30/05            6/30/04             (Decrease)        (Decrease)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Revenues                             361,304            0                   361,304           N/A
-------------------------------------------------------------------------------------------------------------
Net (Loss)                           480,868            5,756,258           (5,275,390)       (91.6%)
-------------------------------------------------------------------------------------------------------------
Operating Expenses                   455,553            789,930             (334,377)         (42.33%)
-------------------------------------------------------------------------------------------------------------
Earnings (Loss) per common share     0.00               0.06                0.06              100%
-------------------------------------------------------------------------------------------------------------

For the six months ended June 30, 2005, we had revenues of $361,304 compared to revenues of $0 during the six months ended June 30, 2004. This $361,304 increase in revenues is attributable to the sale of a total of 6 buses in three separate sales transactions during the first quarter of 2005. In total, three buses were sold to Man Zhou LI Golden Bridge Foreign Vehicle Transporting Co., Ltd., two buses were sold to He Yuan Communication Group Tong Fa He Ping Subsidiary, and one bus was sold to Guang Zhou Zhao Shang Tour Ltd.

We incurred a net loss of $480,868 for the six month period ended June 30, 2005 as compared to a net loss of $5,756,258 for the first six months of 2004. The $5,275,390 decrease in net loss during the six month period ended June 30, 2005 as compared to the same period of last year is primarily attributable to a one time expenditure of RMB 40,980,000 (approximately US$4,951,121), incurred in the first quarter of 2004 for the acquisition of Asia Key and a reduction in fees paid to employees, executives and directors equal to $297,990.15.

Our operating expenses during the first six months of fiscal year 2005 were $455,553 as compared to $789,930 during the same period of 2004. This decrease in operating expenses of $334,377 or 42.33% was due to a reduction in office expenses equal to $228,453, and a reduction in fees paid to employees, executive officers and directors equal to $297,990.15.

Loss per common share for the six months ended June 30, 2005 was $0.00 as compared to $0.06 for the same period of the prior fiscal year. This decrease in loss per common share of $0.06 is attributable to the factors described above.

Liquidity and Capital Resources

We had $72,197 in cash, cash equivalents and short-term investments as of June 30, 2005. As of such date we also had total assets of $4,685,575. Since inception, we have accumulated a deficit of $28,129,777.

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

Pursuant to the Qiang Long Contracts, Qiang Long has funded Minghua a total of $6,600,000 through June 30, 2005 and Minghua has issued to Qiang Long a total of 15,000,000 shares of Minghua's common stock for such funds. Under the Qiang Long Contracts, Qiang Long is obligated to fund an additional US$12,000,000 on December 31, 2005, and an additional US$16,800,000 on December 31, 2006. The funding under the Qiang Long Contracts is subject to, among other things, Minghua increasing its authorized capital stock so that it has sufficient authorized, but unissued capital stock to consummate the transactions contemplated by the Qiang Long Contracts.

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

Luck Pond had provided consulting services and acted as a finder in connection with the Qiang Long subscriptions and an investment that was made in January 2004 by China Cardinal Limited of Hong Kong. In consideration of those services, Luck Pond will receive a ten percent commission on the total investment proceeds from both investors, payable in common stock of the Company and was determined by management to be equivalent to 28,390,531 common shares. This commission is contingent upon receipt of the related funding. On January 18, 2005 the Company issued 5,770,000 common shares to Luck Pond's affiliate Honwealth International Group Limited in partial satisfaction of the agreement.

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

ITEM 3.           CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including Chang-de Li, our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Li concluded that as of June 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

A civil proceeding in The People's Republic of China was commenced by Mr. Chun Fu Wang against Minghua China as the second Defendant arising from the dispute as to Patent No. Z1992112168. Minghua China filed a counterclaim against Mr. Wang for, among other things, breach of duties and declaration of annulment of the Transfer of Patents and License to Use Patent agreements. On October 20, 2003, the Company received a court ruling in favor of Minghua China. Mr. Wang appealed the decision to the Guangdong Province Senior People's Court. On March 21, 2005 the Senior People's Court dismissed Mr. Wang's appeal with prejudice.


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

DATED:  August 18, 2005

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED





By: /s/ Chang-de Li
    ------------------------------------------
    Interim Chief Executive Officer
    (Principal Executive Officer and Principal
    Financial or Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                     Description
-------------------------------------------------------------------------------

31 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.