Form 10QSB
period 2005-09-30
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2005-11-14
CIK 1010566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2005

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to _____________

            Commission File Number: 000-30183


                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
       (Exact name of small business issuer as specified in its charter)


           NEW YORK                                           13-4025362
--------------------------------                     ---------------------------
(State or other jurisdiction of                       (I.R.S. Empl. Ident. No.)
 incorporation or organization)

             8/F East Area, Century Golden Resources Business Center
                        69 Banjing Road, Haidian District
                   Beijing, People's Republic of China 100089
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                +86-10-884-52568
               --------------------------------------------------
                           (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                        Yes __ No X

      The number of shares outstanding of each of the issuer's classes of common equity, as of November 7, 2005 are as follows:

            Class of Securities                 Shares Outstanding
      -------------------------------       --------------------------
       Common Stock, $0.01 par value               145,496,004

Transitional Small Business Disclosure Format (check one):  Yes __  No X

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                   September 30,
                                        ASSETS                          2005
                                                                   ------------
Current assets
  Cash and cash equivalents
                                                                   $     36,241
  Notes receivable .............................................        131,419
  Prepaid expenses .............................................        113,926
  Short term investment ........................................      1,935,172
  Inventories ..................................................        483,706
                                                                   ------------
Total current assets ...........................................      2,700,464
Property, plant and equipment (net) ............................      1,132,626
Other assets
  Licenses .....................................................        620,711
                                                                   ------------
Total other assets .............................................        620,711
                                                                   ------------
Total assets
                                                                   $  4,453,801
                                                                   ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable
                                                                   $  1,862,911
  Accrued liabilities ..........................................        948,265
  Short term notes payable .....................................        167,664
  Due to directors .............................................         41,135
  Other payables ...............................................        282,839
                                                                   ------------
Total current liabilities ......................................      3,302,814
Stockholders' equity
  Common stock: par value $.01; 200,000,000 shares authorized;
  145,496,004 shares issued and outstanding ....................      1,454,960
  Common stock subscribed ......................................     29,400,000
  Additional paid in capital ...................................     27,342,990
  Deficit accumulated during the development stage .............    (28,300,758)
                                                                   ------------
                                                                     29,897,192
  Less: stock subscription receivable ..........................    (28,746,205)
                                                                   ------------
Total stockholders' equity .....................................      1,150,987
Total liabilities and stockholders' equity .....................   $  4,453,801
                                                                   ============

                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                                         Period from
                                                                                                         June 4, 1997
                                           Three months ended               Nine months ended           (inception to)
                                                September 30,                    September 30,           September 30,
                                       ------------------------------    ----------------------------    ------------
                                            2005            2004             2005            2004           2005
                                       -------------    -------------    -------------    -----------    ------------
Revenues
  Sales revenues ...................   $        --      $        --      $     361,304    $      --      $    445,037
  Cost of sales ....................            --               --            562,742           --           659,267
                                       -------------    -------------    -------------    -----------    ------------
    Gross profit ...................            --               --           (201,438)          --          (214,230)
Operating expenses
  General and administrative
expenses ...........................         183,833          338,120          613,358      1,128,050      13,656,110
  Research and development costs ...           6,033             --             32,061           --         8,841,149
                                       -------------    -------------    -------------    -----------    ------------
    Total operating expenses .......         189,866          338,120          645,419      1,128,050      22,497,259
Loss from operations ...............        (189,866)        (338,120)        (846,857)   (1,128,05)      (22,711,48)
Other income (expense)
  Interest income ..................             150             --                757           --            43,502
  Other income .....................            --                596            3,971          2,571         500,254
  Gain on asset disposal ...........          20,700             --             54,565           --            54,565
  Debt forgiveness income ..........            --               --            144,426           --           144,426
  Acquisition expense ..............            --               --               --      (4,940,03)       (5,663,115)
  Interest expense .................          (1,965)         (13,641)          (8,711)       (41,906)       (668,901)
    Total other income (expense) ...          18,885          (13,045)         195,008    (4,979,37)       (5,589,269)
Net loss before income taxes .......        (170,981)        (351,165)        (651,849)   (6,107,42)      (28,300,75)
Provision for income taxes .........            --               --               --             --              --
                                       -------------    -------------    -------------    -----------    ------------
Net loss ...........................   $    (170,981)   $    (351,165)   $    (651,849)   $(6,107,42)    $(28,300,75)
                                       =============    =============    =============    ===========    ============
Basic and diluted net loss per share   $       (0.00)   $       (0.00)   $     (0.00)     $    (0.06)
                                       =============    =============    =============    ===========
 Weighted average number of shares
            outstanding ............     145,496,004      129,261,490      145,115,564    105,379,822
                                       =============    =============    =============    ===========

                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         Period from
                                                                                        June 4, 1997
                                                             Nine months ended         (inception) to
                                                                September 30,           September 30,
                                                            2005            2004            2005
                                                        ------------    ------------    ------------
Cash flows from operating activities:
 Net loss ...........................................   $   (651,849)   $ (6,107,423)   $(28,300,758)
 Adjustments to reconcile net loss to
   net cash used in operations:
   Depreciation and amortization ....................        231,599         103,518         984,514
   Stock issued for services and debt ...............        830,100            --         1,869,100
   (Gain) loss on disposition of assets .............        (54,565)           --           151,272
   Research and development expense recorded in
organization ........................................           --              --         8,612,730
   Reorganization expenses recorded in organization .           --              --           455,830
   Loss on acquision of subsidiaries ................           --         4,940,038       5,663,115
   Changes in operating assets and liabilities:
     Prepaid expense and deposits ...................        317,566      (1,549,279)       (207,149)
     Inventories ....................................        424,345      (2,244,106)      1,231,251
     Accounts payable and accrued liabilities .......     (1,295,621)        793,033       1,286,399
                                                        ------------    ------------    ------------
 Net cash used in operations ........................       (198,425)     (4,064,219)     (8,253,696)
Cash flows from investing activities:
 Reorganization - net of cash acquired ..............           --             5,367        (320,579)
 Purchase of short term investment ..................           --              --        (1,935,172)
 Sales (purchases) of intangible assets .............           --            13,749        (295,714)
 Sales (purchases) of property and equipment ........        112,729        (149,095)       (494,372)
 Deposit on acquisition of a company ................           --              --          (121,000)
                                                        ------------    ------------    ------------
  Net cash provided by (used in) investing activities        112,729        (129,979)     (3,166,837)
Cash flows from financing activities:
 Due to stockholders and related parties - net ......       (111,756)        873,981        (396,067)
 Proceeds from issuance of stock ....................           --         3,959,550      11,849,352
 Proceeds from convertible promissory note ..........           --              --         3,128,225
 Business acquisition ...............................           --          (991,000)     (2,882,247)
 Dividends paid .....................................           --              --        (1,000,000)
 Notes payable -bank - net ..........................       (481,828)           --           101,239
 Deposit for common stock subscribed ................           --              --           656,272
                                                        ------------    ------------    ------------
  Net cash provided by (used in) financing activities       (593,584)      3,842,531      11,456,774
 Increase(decrease) in cash and cash equivalents ....       (679,280)       (351,667)         36,241
 Cash and cash equivalents, beginning of period .....        715,521         543,396            --
                                                        ------------    ------------    ------------
 Cash and cash equivalents, end of period ...........   $     36,241    $    191,729    $     36,241
                                                        ============    ============    ============
Supplemental disclosures of cash flow information:
 Cash paid for interest .............................   $      6,746    $       --
                                                        ============    ============
 Cash paid for income taxes .........................   $       --      $       --
                                                        ============    ============

                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                  MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

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

     MINORITY INTEREST IN SUBSIDIARIES

     The Company records minority interest expense, which reflects the portion of the earnings of Guangzhou, which are applicable to Guangzhou Public Automobile Company (10.2% at September 30, 2005). The minority stockholders are not required to fund the Company's deficits; therefore, no minority interest in subsidiaries was recorded on the balance sheet and statements of operations at September 30, 2005 and 2004.

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

     There were no stock options outstanding at September 30, 2005.

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

     The exercise price of incentive stock options must not be less than the fair value of the common stock on the date of the grant. The authority to grant new options under the Plan will terminate on April 5, 2011, unless the Plan is terminated prior to that time by the board of directors. There were no options outstanding at September 30, 2005 under the Plan.

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

Our focus is on increasing our level of production so that we can begin to market and sell more of our vehicles and generate more revenues. We have entered into financing agreements with Qiang Long. Pursuant to these arrangements, Qiang Long has funded $6,600,000 to us through December 31, 2004 and is obligated to fund an additional $28,800,000 through December 31, 2006. We plan to use the proceeds of this financing arrangement with Qiang Long to manufacture more vehicles and to increase the marketing efforts for our vehicles so that we can generate more revenues. Without this financing, we have no other source of capital and only insignificant revenues from our operations and would not be able to execute our business plan unless alternate financing is obtained. The financing with Qiang Long is contingent. See "Liquidity and Capital Resources" below.

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

At September 30, 2005 we had $36,241 in cash and cash equivalents. Without receipt of financing from Qiang Long or from some other source, we would not have enough working capital to sustain our operations for the next twelve months.

Subject to receiving sufficient capital, we plan to purchase the following equipments in 2006 in order to carry out our business plan:

    --------------------------------------- ------------------------------------
    Type of Equipment                       Approximate Cost in U.S.$

    --------------------------------------- ------------------------------------
    Painting workshop                       $1,000,000
    --------------------------------------- ------------------------------------
    Rain testing workshop                   $300,000
    --------------------------------------- ------------------------------------
    Lathe                                   $80,000
    --------------------------------------- ------------------------------------
    Milling machine                         $100,000
    --------------------------------------- ------------------------------------
    Drill press                             $70,000
    --------------------------------------- ------------------------------------
    Electric welding machine                $48,000
    --------------------------------------- ------------------------------------
    Testing line                            $250,000
    --------------------------------------- ------------------------------------
    Noise tester                            $12,000
    --------------------------------------- ------------------------------------
    Exhaust gas tester                      $30,000
    --------------------------------------- ------------------------------------
    Paint filtering and purifying equipment $100,000
    --------------------------------------- ------------------------------------
    Total:                                  $1,990,000
    --------------------------------------- ------------------------------------


Results of Operations

Comparison of Third Fiscal Quarter of 2005 and 2004 (Unaudited)

The following table summarizes the results of our operations during the fiscal quarter ended September 30, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the third quarter of 2005 to the third quarter of 2004.

------------------------------------ ------------------ ------------------- ----------------- ---------------
                                                                                              Percentage
                                                                            Increase          Increase
Line Item                            9/30/05            9/30/04             (Decrease)        (Decrease)
------------------------------------ ------------------ ------------------- ----------------- ---------------
------------------------------------ ------------------ ------------------- ----------------- ---------------
Revenues                             0                  0                   0                 0
------------------------------------ ------------------ ------------------- ----------------- ---------------
Net (Loss)                           170,981            351,165             (180,184)         51.3%
------------------------------------ ------------------ ------------------- ----------------- ---------------
Operating Expenses                   189,866            338,120             (148,254)         43.8%
------------------------------------ ------------------ ------------------- ----------------- ---------------
Earnings (Loss) per common share     (0.00)             (0.00)              0.00              0.00
------------------------------------ ------------------ ------------------- ----------------- ---------------

For the three months ended September 30, 2005 and September 30, 2004, we had no revenue.
We incurred a net loss of $170,981 for the three months ended September 30, 2005 as compared to a net loss of $351,165 for the three months ended September 30, 2004. The decrease in net loss during the three month period ended September 30, 2005 compared to the same period from last year is attributable to a decrease in general and administrative expenses of $154,287 and an increase in research and development expenses of $6,033.

Our operating expenses during the third quarter of fiscal year 2005 were $189,866 as compared to $338,120 during the same period of 2004. This decrease in operating expenses of $148,254 or 43.8% was due mainly to a decrease in payments to directors and executives and a decrease in office expenses, offset partially by an increase in depreciation and amortization expense.

Loss per common share for the three months ended September 30, 2005 was $0.00 as compared to $0.00 for the same period of the prior fiscal year.

Comparison of Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 (Unaudited)

The following table summarizes the results of our operations during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 and provides information regarding the dollar and percentage increase or (decrease) from the two nine month periods.

------------------------------------ ------------------ ------------------- ----------------- ---------------
                                                                                              Percentage
                                                                            Increase          Increase
Line Item                            9/30/05            9/30/04             (Decrease)        (Decrease)
------------------------------------ ------------------ ------------------- ----------------- ---------------
------------------------------------ ------------------ ------------------- ----------------- ---------------
Revenues                             361,304            0                   361,304           N/A
------------------------------------ ------------------ ------------------- ----------------- ---------------
Net (Loss)                           651,849            6,107,423           (5,455,574)       89.3%
------------------------------------ ------------------ ------------------- ----------------- ---------------
Operating Expenses                   645,419            1,128,050           (482,631)         42.8%
------------------------------------ ------------------ ------------------- ----------------- ---------------
Earnings (Loss) per common share     (0.00)             (0.06)              0.06              100%
------------------------------------ ------------------ ------------------- ----------------- ---------------

For the nine months ended September 30, 2005, we had revenues of $361,304 compared to revenues of $0 during the nine months ended September 30, 2004. This $361,304 increase in revenues is attributable to the sale of a total of 6 buses in three separate sales transactions during the first quarter of 2005. In total, three buses were sold to Man Zhou LI Golden Bridge Foreign Vehicle Transporting Co., Ltd., two buses were sold to He Yuan Communication Group Tong Fa He Ping Subsidiary, and one bus was sold to Guang Zhou Zhao Shang Tour Ltd.

We incurred a net loss of $651,849 for the nine month period ended September 30, 2005 as compared to a net loss of $6,107,423 for the first nine months of 2004. The $5,455,574 decrease in net loss during the nine month period ended September 30, 2005 as compared to the same period of last year is primarily attributable to a one time expenditure of RMB 40,980,000 (approximately US$4,951,121), incurred in the first quarter of 2004 for the acquisition of Asia Key and a reduction in fees paid to employees, executives and directors equal to $297,990.15.

Our operating expenses during the first nine months of fiscal year 2005 were $645,419 as compared to $1,128,050 during the same period of 2004. This decrease in operating expenses of $482,631 or 42.8% was due to a decrease in general and administrative expenses of $514,692 and an increase in research and development expenses of $32,061.

Loss per common share for the nine months ended September 30, 2005 was $0.00 as compared to $0.06 for the same period of the prior fiscal year. This decrease in loss per common share of $0.06 is attributable to the factors described above.

Liquidity and Capital Resources

We had $1,971,413 in cash, cash equivalents and short-term investments as of September 30, 2005. As of such date we also had total assets of $4,453,801. Since inception, we have accumulated a deficit of $28,300,758.

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

Pursuant to the Qiang Long Contracts, Qiang Long has funded Minghua a total of $6,600,000 through September 30, 2005 and Minghua has issued to Qiang Long a total of 15,000,000 shares of Minghua's common stock for such funds. Under the Qiang Long Contracts, Qiang Long is obligated to fund an additional US$12,000,000 on December 31, 2005, and an additional US$16,800,000 on December 31, 2006. The funding under the Qiang Long Contracts is subject to, among other things, Minghua increasing its authorized capital stock so that it has sufficient authorized, but unissued capital stock to consummate the transactions contemplated by the Qiang Long Contracts.

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

Luck Pond had provided consulting services and acted as a finder in connection with the Qiang Long subscriptions and an investment that was made in January 2004 by China Cardinal Limited of Hong Kong. In consideration of those services, Luck Pond will receive a ten percent commission on the total investment proceeds from both investors, payable in common stock of the Company and was determined by management to be equivalent to 28,390,531 common shares. This commission is contingent upon receipt of the related funding. On January 18, 2005, we issued 5,770,000 common shares to Luck Pond's affiliate Honwealth International Group Limited in partial satisfaction of the agreement.

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

Critical Accounting Policies

Preparation of our financial statements requires management to make judgments, assumptions, and estimates regarding uncertainties that affect the reported amounts of assets, liabilities, stockholders' equity, revenues and expenses.
Note 2 of the Notes to the Consolidated Financial Statements describes the significant accounting policies used in preparation of the Consolidated Financial Statements. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ materially from management's estimates under different assumptions or conditions.

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

We may seek to satisfy our future funding requirements through new offerings of securities, or from other sources, including additional loans from our stockholders. Additional financing may not be available when needed or on terms acceptable to us. Unavailability of financing may require us to delay, scale back or eliminate some or all of our marketing and development programs. To the extent we raise additional capital by issuing equity securities, your ownership interest will be diluted.

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

Business Risks

We face harsh competition in the environmental vehicle manufacturing industry. Most of our competitors have more resources than we do. It will be difficult for us to compete effectively.

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

The fact that there is a limited public market for our stock and general market conditions and domestic or international macroeconomic factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including Chang-de Li, our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Li concluded that as of September 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

DATED:  November 14, 2005


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