Form 10KSB
period 2005-12-31
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2006-04-17
CIK 1010566

_____________________________________________________________

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-30183

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
----------------------------------------------------
(Name of small business issuer in its charter)

NEW YORK	13-3874771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8/F East Area Century Golden Resources Business Center	+86-10-884-52568
69 Banjing Road Haidian District Beijing, People’s Republic of China 100089	(Issuer’s telephone number)
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

YES ☒ NO ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year are $353,478.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of April 13, 2006 is:$2,285,920.

The number of shares outstanding of the issuer's common stock as of April 13, 2006 is 145,496,004.

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

In 2001, we acquired Minghua Group International Holding (Hong Kong) Limited, a corporation existing under the laws of the Hong Kong Special Administrative Region of the Peoples Republic of China (Minghua Hong Kong), whose sole material asset was an 85% indirect equity interest in Shenzhen Minghua Environmental Protection Vehicles Co. Ltd, a corporation existing under the laws of the Peoples Republic of China (Environmental Vehicle Company). On January 29, 2004 our subsidiary, Minghua Hong Kong, acquired 100% of the outstanding equity of Asia Key Group Limited, a Hong Kong corporation (Asia Key) from Jinmou Li, the son of our former Chairman Chuquan Li, for a purchase price of RMB 8,200,000 (approximately, US$990,638) and 28,210,000 shares of our Common Stock. Asia Key’s only asset is the remaining 15% equity interest in the Environmental Vehicle Company. Therefore, we indirectly own 100% of the outstanding equity of the Environmental Vehicle Company.

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

On June 16, 2004, we formed a new indirect wholly-owned subsidiary, Beijing China Cardinal Real Estate Consulting Co. Ltd. (Beijing China Cardinal). Beijing China Cardinal is a corporation organized under the laws of the People’s Republic of China. We intend to leverage the real estate development experience of our board of directors and utilize Beijing China Cardinal as a vehicle to make real estate investments in the People’s Republic of China in the future. This marks a new business line for us. However, we fully intend to continue to develop our intellectual property and other assets relating to environmentally-friendly gas-electric vehicles.

The Environmental Vehicle Company

The Environmental Vehicle Company is our primary operating subsidiary, and its main business is the development, production and sale of hybrid vehicles. In September 2000, the Environmental Vehicle Company successfully developed its first prototype hybrid electric bus. Since then, in May 2004, the Environmental Vehicle Company developed its second generation hybrid vehicle. Since developing our first prototype hybrid vehicle in September 2000, we have only sold a total of 2 hybrid vehicles.

Products and Product Development

Environmentally-Friendly Vehicles

Our second generation hybrid bus was developed between November 2003 and June 2004. We manufactured two prototypes that run on a combination of LPG and an electric power system. One is a hybrid passenger bus that would be utilized as an urban public bus and the other is a tourist charter bus.

The performance parameters for the prototypes are as follows:

Number of Seats	45
Maximum vehicle speed:	90 kph
Distance utilizing electric power exclusively:	More than 40 km
Fuel consumption per 100 km:	Less than 50 liters
Maximum hybrid driving efficiency:	160 kw
Continuous driving distance:	More than 400 km
Maximum incline:	4 degrees
0-50 km speedup time:	Less than 30 sec

During normal operation our second generation hybrid operates exclusively on its electric power system. Once the vehicle attains a speed that is greater than 20km per hour, the vehicle switches to its LPG propelled engine. Once the engine generates an affluent driving force, the electric motor is charged and ready to work at anytime the speed exceeds 70km per hour.

Diesel Buses

On March 13, 2003, we acquired a controlling interest in the Guangzhou City View Bus Installation Company, a People’s Republic of China limited company (the Guangzhou Bus Installation Company). The Bus Installation Company had historically been a manufacturer of standard diesel buses. As our subsidiary, the Guangzhou Bus Installation Company now also manufactures our prototype hybrid vehicles. We sold 6 standard diesel buses in 2005 and 5 standard diesel buses in 2004. We will not manufacture any more diesel buses. When we acquired the Guangzhou Bus Installation Company we also acquired their inventory of diesel buses and parts and once we sell off this inventory, we will no longer sell standard diesel buses.

Manufacturing Our Products

We own approximately 90% of the Guangzhou Bus Installation Company. The remaining approximately 10% is held by Guangzhou Public Automobile No. 2 Company.

As a result of the acquisition of the Guangzhou Bus Installation Company, we now have the ability to manufacture our products. In 2005 we manufactured 8 diesel buses using an inventory of parts that we acquired as part of our acquisition of the Guangzhou Bus Installation Company.

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

Given the demonstrated world-wide interest in developing and using environmentally friendly mass transit vehicles, we believe our hybrid buses will be well received in China and other countries around the world. Initially, we intend to focus on selling our products to the local public transportation sector in China. In the future, we may expand the sale of our products to the global market through the negotiation of licensing agreements with manufacturers. These licensing agreements would allow us to sell our technology world-wide, without incurring the prohibitive costs associated with adhering to applicable government regulations and tax levies.

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

Research and Development

Our research and development activities are conducted through our subsidiary, the Guangzhou Bus Installation Company. The Guangzhou Bus Installation Company has 8 employees who work exclusively on research and development of future generation products. The Environmental Vehicle Company has invested approximately $34,455 in the research and development in fiscal year 2005 and US$33,359 was invested during the fiscal year ending December 31, 2004.

Regulation

Bus manufacturers in China are generally subject to the following regulations and procedures:

•	A basic business permit is required to commence operations. This permit involves the issuance of a business license, tax registration, environmental protection permit, and facility layout permit.

•	A manufacturing permit is required before vehicles can be manufactured. This permit is issued by the State Development and Reform Commission.

•
All vehicles are required to meet national regulations and standards. Each new product will be tested at a state designated site. Qualified vehicles will then be listed in a national registry that is publicized by the State Development and Reform Commission. These vehicles are then eligible to receive license plates by relevant local traffic and transportation administrations.

•
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

•
Operating passenger vehicles must obtain a rating certificate. The superior grade must be rated directly by China’s Ministry of Communications annually, the intermediate, by authorities at local levels. Vehicles of different rates are allowed to run only on specific routes. Without being rated, passenger vehicles cannot be put into operation.

•
Since the national standards of environmental protection, safety and technological regulations are continuously becoming more stringent. Some vehicles that are already in production and being sold must be upgraded in four or five years to satisfy the new standards and then be tested again by the government.

We currently hold 16 types of vehicle production and sales permits.

Employees

As of March 15, 2006, we had a total of 35 employees (excluding consultants and temporary help). Of these employees, 10 are management personnel at our parent company and our subsidiaries, 5 are in accounting, 9 are administrative staff, 8 are engaged in research and development and 3 are involved in sales and related support.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our business is conducted at our executive offices, which are located at 8/F East Area, Century Golden Resources Business Center, 69 Bangjing Road, Haidian District, Beijing, People’s Republic of China 100089. Our executive offices consist of approximately 130 square meters consisting entirely of administrative office space. This lease expired on December 31, 2005 and the Company continues to occupy this property on a month-to-month basis.

The Guangzhou Bus Installation Company owns a facility consisting of 266,440 square meters. The building located at this facility consists of 10,000 square meters of administrative and manufacturing space.

The Environmental Vehicle Company leases 200 square meters of office space in Shenzhen, China at a monthly rental rate of approximately $1,220 per month on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2005.

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

FISCAL YEAR	QUARTER ENDING	HIGH	LOW

2005	December 31, 2005	$0.04	$0.01
	September 30, 2005	$0.09	$0.02
	June 30, 2005	$0.15	$0.07
	March 31, 2005	$0.30	$0.11

2004	December 31, 2004	$0.30	$0.12
	September 30, 2004	$0.25	$0.10
	June 30, 2004	$0.45	$0.19
	March 31, 2004	$0.64	$0.28

Holders

The number of holders of record of our common stock as of April 14, 2006 was 268.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	0	0	20,000,000
Equity compensation plans not approved by security holders	0	0	0
Total	0		20,000,000

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2005 that were not previously disclosed in a quarterly report on Form 10-QSB or a current report on Form 8-K that was filed during the 2005 fiscal year.

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

Our focus is on bringing our vehicles to production so that we can begin to market and sell our vehicles and generate revenues. We have entered into financing agreements with Beijing Qiang Long Real Estate Development Co. Ltd. (“Qiang Long”). Pursuant to these arrangements, Qiang Long has funded $6,600,000 to us through December 31, 2005 and is obligated to fund an additional $28,800,000 through December 31, 2007, with $12,000,000 becoming due and payable on December 1, 2006 and $16,800,000 becoming due and payable on June 30, 2007. We plan to use the proceeds of this financing arrangement with Qiang Long to manufacture vehicles and to begin marketing our vehicles so that we can generate revenues. Without this financing, we have no other source of revenues and would not be able to execute our business plan unless alternate financing is obtained. The financing with Qiang Long is contingent. See “Liquidity and Capital Resources” below.

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

At December 31, 2005 we had $48,217 in cash. Without receipt of financing from Qiang Long or from some other source, we would not have enough working capital to sustain our operations for the next twelve months.

Results of Operations

Fiscal Year Ended December 31, 2005 Compared to December 31, 2004

The following table summarizes the results of our operations during the fiscal year ended December 31, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the 2004 fiscal year to the 2005 fiscal year.

Line Item	12/31/05	12/31/04	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	353,478	83,733	269,745	322.15%
Net Loss	(1,289,806)	(11,024,215)	(9,734,409)	(88.30)%
Operating Expenses	1,206,011	5,457,544	(4,251,533)	(77.90)%
Earnings (Loss) per common share	(0.01)	(0.10)	0.09	90%

We have only generated very limited revenues from our operations since our inception. In order to generate revenues, we must raise enough capital to execute our business plan of manufacturing and selling hybrid vehicles. We believe that if we are able to consummate the financing arrangements with Qiang Long, we will have enough capital to execute our business plan.

We had revenues of $353,478 in 2005 compared to revenues of $83,733 during fiscal year 2004. The revenues in 2005 were received in the first quarter of 2005 and were derived from the sale of a total of 6 diesel buses in three separate sale transactions. In total, 3 buses were sold to Man Zhou Li Golden Bridge Foreign Vehicle Transporting Co., Ltd., 2 were sold to He Yuan Communications Group Tong Fa He Ping Subsidiary, and 1 bus was sold to Guang Zhou Zhao Shang Tour Ltd. The cost of sales for the buses sold in 2005 exceeded revenues from the sale of the buses by $216,307. Our revenues in the 2004 fiscal year were the result of the sale by us of five diesel buses and two second generation hybrid buses in 2004.

Our net loss for the year ended December 31, 2005 was $1,289,806 compared with $11,024,215 for the prior year. This represents a decrease of $9,734,409 or 88.30%. This decrease in net loss was primarily the result of the following factors:

•	decreased officer and director compensation of $330,928, which contributed 3.4% to the overall decrease;
•	decreased legal and professional fees of $1,278,877, which contributed 13.1% to the overall decrease;
•	decreased acquisition expenses of $5,663,115, which contributed 58.2% to the overall decrease; and,
•	decreased provisions for impairment of $1,920,555, which contributed 19.7% to the overall decrease.

Our operating expenses for the fiscal year ended December 31, 2005 were $1,206,011 as compared to 5,457,544 during the same period in 2004. This decrease of $4,251,533 or 77.90% is primarily the result of the following factors:

•	decreased officer and director compensation of $330,928, which contributed 7.8% to the overall decrease;
•	decreased legal and professional fees of $1,278,877, which contributed 30.0% to the overall decrease;
•	decreased provisions for impairment of $1,920,555, which contributed 45.2% to the overall decrease.

Loss per common share for the fiscal year ended December 31, 2005 was 0.01 as compared to a loss of (0.10) during the same period of 2004. This decrease of 90% is the result of the factors described above that contributed to our net loss for the year.

Liquidity and Capital Resources

We had $1,817,690 in cash, cash equivalents and short-term investments as of December 31, 2005. As of such date, we also had total current assets of $1,966,304 and total assets of $3,559,203. We have total current liabilities (consisting of accounts payable, accrued liabilities, short term notes payable, due to directors and other payables) in the amount of $3,276,918. Our stockholder’s equity as of December 31, 2005 was $282,285. Since inception, we have accumulated a deficit (net loss) of $28,938,715.

We entered into two financing agreements with Qiang Long in the third quarter of 2003 and the first quarter of 2004. We refer to these contracts as the Qiang Long Contracts. These contracts require Qiang Long to make certain cash investments in Minghua. Pursuant to the Qiang Long Contracts, Qiang Long has funded Minghua a total of $6,600,000 through December 31, 2005 and Minghua has issued to Qiang Long a total of 15,000,000 shares of Minghua’s common stock for such funds. Under the Qiang Long Contracts, Qiang Long is obligated to fund an additional US$12,000,000 on December 31, 2006, and an additional US$16,800,000 on June 30, 2007. The funding under the Qiang Long Contracts is subject to, among other things, Minghua increasing its authorized capital stock so that it has sufficient authorized, but unissued capital stock to consummate the transactions contemplated by the Qiang Long Contracts.

The Qiang Long Contracts have been amended several time to extend the time for which Qiang Long is required to make payments. Further extensions may occur in the future.

The Qiang Long Contracts provide that if the remaining payments due under the Qiang Long Contracts have not been made by Qiang Long on or prior to December 31, 2006, the current directors of Minghua will each resign from their position as directors and appoint such persons to the Board as may be requested by Chu Quan Li, who was the former controlling stockholder of Minghua.

Finally, the Qiang Long Contracts provided that the Board may not, without Chu Quan Li’s prior consent, authorize the issuance of any securities of Minghua or reduce the number of outstanding securities of Minghua until all payments due under the Qiang Long Contracts have been made.

Over the next twelve months, we will need approximately $1,000,000 to fund our operations and to continue to execute our business plan. We expect to obtain the necessary funding though our financing arrangement with Qiang Long. However, the next installment from Qiang Long is not due until December 31, 2006. Prior to receiving that installment, we must seek other means of financing our current operations. We have no commitments from any person to provide such interim financing. We expect that our shareholders will extend loans to us, however, they are not obligated to do so.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2005 or December 31, 2004.

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

Risks Relating to Our Financial Condition

We are an early stage development company and we have a limited operating history. We have earned only insigificant revenues and it is uncertain whether we will earn any revenues in the future or whether we will ultimately be profitable.

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

As described above under “Liquidity and Capital Resources,” pursuant to the Qiang Long Contracts, Qiang Long is obligated, subject to certain contingencies, to fund us in the amount of US$12,000,000 on or before December 31, 2006 and an additional US$16,800,000 on or before June 30, 2007. No assurance can be given that we will be able to consummate the Qiang Long financing. Qiang Long has extended payment dates in the past and may do so again in the future. Our inability to consummate this financing would have a material adverse effect on us. Furthermore, the first installment of this financing is not due until December 31, 2006. We will need interim financing to satisfy our working capital needs prior to such date. We have no commitments for such interim financing.

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

To manage our growth effectively, we will need to take various actions, including:

●	identifying and retaining partners who can help us distribute our products;
●	further developing our operating, administrative, financial and accounting systems and controls;
●	maintaining close coordination among our engineering, accounting, finance, marketing, sales and operations organizations;
●	expanding, training and managing our employee base; and
●	expanding our finance, administrative and operations staff.

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

Risks Relating to Doing Business in China

Our executive offices and all of our operations are based in the People’s Republic of China. Accordingly, we are subject to all of the risks inherent in doing business in China.

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

Since 1978, China's government has been and is expected to continue reforming its economic and political systems. These reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for China's political and economic system. New reforms or the readjustment of previously implemented reforms could have a significant negative effect on our operations. Changes in China's political, economic and social conditions and governmental policies which could have a substantial impact on our business include:

●	new laws and regulations or new interpretations of those laws and regulations;
●	the introduction of measures to control inflation or stimulate growth;
●	changes in the rate or method of taxation;
●	the imposition of additional restrictions on currency conversion and remittances abroad; and
●	any actions which limit our ability to develop, manufacture or sell our products in China, or to finance and operate our business in China.

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

Uncertainty relating to China’s legal system could negatively affect us.

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

Our stock price could be subject to wide fluctuations in the future in response to many events or factors, including:

●	actual or anticipated fluctuations in operating results;
●	changes in expectations as to future financial performance or changes in financial estimates or buy/sell recommendations of securities analysts;
●	changes in governmental regulations or policies in China;
●	our, or a competitor's, announcement of new products or technological innovations; and
●	the operating and stock price performance of other comparable companies.
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

Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that sell non-Nasdaq listed securities except in transactions exempted by the rule, including transactions meeting the requirements of Rule 506 of Regulation D under the Securities Act and transactions in which the purchaser is an institutional accredited investor (as defined) or an established customer (as defined) of the broker or dealer. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect your ability to sell any of the securities you own.

The Securities and Exchange Commission regulations define a “penny stock” to be any non-Nasdaq equity security that has a market price (as defined in the regulations) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to some exceptions. For any transaction by a broker-dealer involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Our market liquidity could be severely adversely affected by these rules on penny stocks.

We have commitments to issue a significant number of shares of our capital stock and we will likely need to issue many other shares in the future to finance our business. Your interest in Minghua will be significantly diluted as a result of all of these stock issuances.

If the transactions contemplated by the Qiang Long Contracts are consummated, then we will have issued, in the aggregate, 155,000,000 shares of our common stock to Qiang Long at prices ranging between 0.21 and 0.40 per share. Upon the issuance of these shares you may experience dilution in the net tangible book value of your Minghua common stock.

ITEM 7. FINANCIAL STATEMENTS
See the index to our financial statements and our financial statements following the Signature Page at the end of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about January 1, 2006, Child, Sullivan & Company, our independent auditor changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, we terminated our auditing arrangement with Child, Sullivan & Company as our independent auditor and engaged Child, Van Wagoner & Bradshaw, PLLC, as our independent auditor for our fiscal year ending December 31, 2005 and the interim periods for 2005 and 2006.

The decision to change principal accountants was approved by the Board of Directors of Minghua. None of the reports of Child, Sullivan & Company, on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the report for the fiscal year ended December 31, 2004 did contain a going concern paragraph.

There were no disagreements between us and Child, Sullivan & Company, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Child, Sullivan & Company has not advised us that:

1)     internal controls necessary to develop reliable financial statements did not exist; or

2)     information has come to the attention of Child, Sullivan & Company which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

3)     the scope of the audit should be expanded significantly, or information has come to the attention of Child, Sullivan & Company that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended December 31, 2005.

On or about January 2, 2006 we engaged Child, Van Wagoner & Bradshaw, PLLC as our principal accountant to audit our financial statements as successor to Child, Sullivan & Company. During the two most recent fiscal years or subsequent interim period, have not consulted with the entity of Child, Van Wagoner & Bradshaw, PLLC regarding the application of accounting principles to a specific transaction, we either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did the entity of Child, Van Wagoner & Bradshaw, PLLC provide advice to us, either written or oral, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, during our two most recent fiscal years or subsequent interim period, we have not consulted the entity of Child, Van Wagoner & Bradshaw, PLLC on any matter that was the subject of a disagreement or a reportable event.

ITEM 8A. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including Chang-de Li, our Interim Chief Executive Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Mr. Li concluded that as of December 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers of Minghua

The directors and executive officers of Minghua are as follows:

Name	Age	Position
Chang-de Li	49	Chairman of the Board
Hui Chen	36	Director
Li Hong Liang	44	Director
Yun Dong Luan	69	Director
Jie Chen	50	Director

Chang-de Li was appointed Chairman of the Board of Directors on May 10, 2004. Mr. Li has acted as the chairman of the Board of Directors of Qiang Long, a real estate development and investment company, since 1993. During his tenure as chairman, he has led the company to develop many holiday villages, hotels and business centers throughout China.

 Hui Chen was appointed to the Board of Directors on and effective December 2, 2005. Mr. Chen has been serving as the Vice General Manager of Beijing Qiang Long Real Estate Development Company, a a real estate development and investment company, since 1999.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, we believe that during the year ended December 31, 2005, all such filing requirements applicable to its officers and directors were complied with, during the fiscal year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chairman and each of the next four highly compensated executive officers for services in all capacities to us, our subsidiaries and predecessors.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Awards ($)	Securities Under-lying Options/SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Chang-de Li (1) , Chairman & Interim CEO	2005	149,440	0	0	0	0	0	0
	2004	77,120	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

OPTION/SARs GRANTS IN LAST FISCAL YEAR

The following table sets forth the grant of stock options and stock appreciation rights (SARs) made during the year ended December 31, 2005, to the persons named in the Summary Compensation Table:

Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date
Chang-de L, Chairman & Interim CEO	_	_	_	_

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information with respect to unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 2005. No stock options were exercised in 2005 by those persons.

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/ Unexercisable
Chang-de Li Chairman & Interim CEO

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

The following table sets forth information with respect to awards made to persons named in the Summary Compensation Table pursuant to a long-term incentive plan in the fiscal year ending December 31, 2005.

Name	Number of Shares, Units or Other Rights	Performance or Other Period Under Maturation or Payout	Estimated Future Payouts Under Non-Stock Price-Based Plans
			Threshold	Target	Maximum
Chang-de Li, Chairman & Interim CEO	0	0	0	0	0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of December 31, 2005, the number of shares of common stock owned of record and beneficially by any person who holds 5% or more of the outstanding common stock of Minghua.

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Chuquan Li Guangdong Bian Fang Building, 10th Floor Futian District, Shenzhen, 518033 People’s Republic of China	16,200,000	11.13%
Kingsrich Development Limited Sincere Insurance Building 4 - 6 Hennessey Road Wanchai, Hong Kong	14,000,000	9.6%
China Cardinal Limited of Hong Kong Flat/Rm 708 7th Floor Dunnies House 20 Luard Road Wanchai HONG KONG	10,000,000	6.9%
Beijing Qiang Long Real Estate Development Co. Ltd. No. 95 Kangxi Road Ba Da Xia Industrial Development Zone Yanqing County, Beijing People’s Republic of China	155,000,000(2)	54.3%(2)
Chang-de Li No. 95 Kangxi Road Ba Da Xia Industrial Development Zone Yanqing County, Beijing People’s Republic of China	155,000,000(3)	54.3%(3)

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

The following table sets forth, as of December 31, 2005, the number of shares of common stock owned of record and beneficially by all directors, each of the named officers in the Summary Compensation Table, and the directors and executive officers of the Company as a group.

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Chang-de Li Chairman & Interim CEO 8/F East Area Century Golden Resources Business Center 69 Banjing Road Haidian District Beijing, People’s Republic of China 100089	155,000,000(2)	54.3%(2)
Hui Chen Director 8/F East Area Century Golden Resources Business Center 69 Banjing Road Haidian District Beijing, People’s Republic of China 100089	0	0
Li Hong Liang Director 8/F East Area Century Golden Resources Business Center 69 Banjing Road Haidian District Beijing, People’s Republic of China 100089	0	0
Yun Dong Luan Director 8/F East Area Century Golden Resources Business Center 69 Banjing Road Haidian District Beijing, People’s Republic of China 100089	0	0
Jie Chen Director 8/F East Area Century Golden Resources Business Center 69 Banjing Road Haidian District Beijing, People’s Republic of China 100089	0	0
Albert Wong former Chief Executive Officer, President, Secretary and Treasurer 14/F., West Wing, Sincere Insurance Bldg., 4-6 Hennessy Road, Wanchai, Hong Kong	500,000	0.3%
All Directors and Executive Officers as a Group (5 people)	155,000,000(2)	54.3%(2)

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

Changes in Control

As described above under “ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources,” pursuant to the Qiang Long contracts, Qiang Long is obligated, subject to certain contingencies, to purchase 140,000,000 shares of our common stock for an aggregate purchase price of $29,400,000 or a price per share of $0.21. If and when the transactions contemplated by the Acquisition Agreement are consummated and after giving effect to certain issuances of common stock that we are otherwise obligated to issue, Qiang Long would become the owner of approximately 51% of our then outstanding common stock. Accordingly, the transactions contemplated by the Qiang Long Contracts, when consummated, would effect a change in control of Minghua. The closing of the transactions contemplated by the Qiang Long Contracts is conditioned upon, among other things, our ability to obtain stockholder approval of an amendment to our certificate of incorporation that would authorize additional shares such that we will be able to issue all 140,000,000 shares to Qiang Long.

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

On January 19, 2004, our wholly-owned subsidiary, Minghua Hong Kong and Jinmou Li, the son of the ex-chairman and current shareholder of the Company, Chuquan Li, entered into a stock purchase agreement relating to the sale by Jinmou Li to Minghua Hong Kong of 100% of the equity in Asia Key for a purchase price of RMB 8,200,000 (approximately, US$990,709) and 28,210,000 shares of the Company’s common stock. Asia Key’s only asset is a 15% equity interest in the Environmental Vehicle Company. The parties agreed upon a valuation of the Environmental Vehicle Company of RMB 273,000,000 (approximately, US$32,983,363.34), which was calculated based upon the paid-up capital, accumulated funds and the value of the production project and stock value. The parties further agreed that RMB 40,980,000 (approximately, US$4,951,121) constitutes the value of the 15% interest that Minghua Hong Kong acquired. The Company’s shares that were issued as partial consideration for the 15% equity interest were valued at a price of $0.14 per share.

Our Chairman and Interim CEO Chang-de Li is affiliated with Qiang Long. Qiang Long and Minghua are parties to the Qiang Long Contracts described above under ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.

Our director Li, Hong Liang is also the Vice Manager of China Cardinal Limited. On January 13, 2004 Minghua and China Cardinal Limited entered into an investment Contract pursuant to which China Cardinal Limited purchased 16,483,514 shares of our common stock for an aggregate price of US$2,307,692.

Item 13. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

EXHIBITS

Exhibit Number	Description

*2.1
Stock Purchase Agreement, dated October 21, 2004, between the Company and Mr. Sin Keung Kok relating to the acquisition of Mr. Sin Keung Kok’s equity interest in Ming Hua Environmental Protection Science and Technology Limited [Incorporated by reference to Exhibit 10 of the Form 8-K filed on October 27, 2004 in Commission file number 0-30183]

*2.2
Stock Purchase Agreement, dated January 19, 2004, among the Company, Minghua Group International Holding (Hong Kong) Limited and Li Jinmou relating to the acquisition of Asia Key Group Limited [Incorporated by reference to Exhibit 10.3 of the Form 8-K filed on February 12, 2004 in Commission file number 0-30183]

*2.3
Stock Purchase Agreement, dated April 27, 2001, among the Company, Minghua Acquisition Corp., Li Chuquan and Chan Kuen Kwong [Incorporated by reference to Exhibit 2.1 of the Form 8-K filed on May 3, 2001 in Commission file number 0-30183]

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $41,000 and $37,500, respectively.

Audit-Related Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above are $0 and $16,233, respectively.

Tax Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 and $5,000, respectively.

All Other Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2004 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

Our board of directors has adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended, to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2005 and the quarterly reviews for the subsequent fiscal quarters of 2006 through the review for the quarter ended September 30, 2006 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Chang-de Li to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

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

SIGNATURE	CAPACITY	DATE
/s/Chang-de Li	Chairman of the Board of Directors	April 17, 2006
Chang-de Li

/s/Hui Chen	Director	April 17, 2006
Hui Chen

/s/Li Hong Liang	Director	April 17, 2006
Li Hong Liang

/s/Yun Dong Luan	Director	April 17, 2006
Yun Dong Luan

/s/Jie Chen	Director	April 17, 2006
Jie Chen

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

Child, Van Wagoner & Bradshaw, PLLC
A Professional Limited Liability Company of CERTIFIED PUBLIC ACCOUNTANTS
5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107	PHONE: (801) 281-4700 FAX: (801) 281-4701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
New York, New York

We have audited the accompanying consolidated balance sheet of MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED (a New York development stage company) and subsidiaries as of December 31, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED for the period from June 4, 1997 (inception) to December 31, 2003. Those statements were audited by other auditors whose report thereon, dated March 12, 2004, included an explanatory paragraph that described going concern considerations.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED (a development stage company) and subsidiaries as of December 31, 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no established source of revenues and has suffered recurring losses from operations. Its difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 8, 2006

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

December 31,
ASSETS	2005
Current assets
Cash and cash equivalents	$48,217
Notes receivable	71,030
Prepaid expenses	77,584
Short term investment	1,769,473
Total current assets	1,966,304

Property, plant and equipment (net)	1,188,251

Other assets
Inventories	355,155
Intangible assets	49,493
Total other assets	404,648

Total assets	$3,559,203

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,643,147
Accrued liabilities	1,037,057
Short-term notes payable	169,760
Due to directors	171,724
Other payables	255,230
Total current liabilities	3,276,918

Stockholders' equity
Common stock: par value $.01; 200,000,000 shares authorized; 145,496,004 shares issued and outstanding	1,454,960
Common stock subscribed	29,400,000
Additional paid in capital	27,342,990
Deficit accumulated during the development stage	(28,938,715)
Accumulated other comprehensive loss	(230,745)
29,028,490
Less: stock subscription receivable	(28,746,205)
Total stockholders' equity	282,285

Total liabilities and stockholders' equity	$3,559,203

The accompanying notes are an integral part
of the consolidated financial statements

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Period from
			June 4, 1997
			(inception) to
	Year ended December 31,		December 31,
	2005	2004	2005
Revenues
Sales revenues	$353,478	$83,733	$437,211
Cost of sales	569,785	96,525	666,310
Gross profit	(216,307)	(12,792)	(229,099)

Operating expenses
General and administrative expenses	1,171,556	5,424,185	14,214,308
Research and development costs	34,455	33,359	8,843,543
Total operating expenses	1,206,011	5,457,544	23,057,851

Loss from operations	(1,422,318)	(5,470,336)	(23,286,950)

Other income (expense)
Interest income	988	42,745	43,733
Other income (expense)	(188)	80,173	496,095
Loss on asset disposal	(4,823)	-	(4,823)
Gain on debt settlement	156,018	-	156,018
Acquisition expense	-	(5,663,115)	(5,663,115)
Interest expense	(19,483)	(13,682)	(679,673)
Total other income (expense)	132,512	(5,553,879)	(5,651,765)

Net loss before income taxes	(1,289,806)	(11,024,215)	(28,938,715)

Provision for income taxes	-	-	-

Net loss	$(1,289,806)	$(11,024,215)	$(28,938,715)

Foreign currency translation adjustment	(230,745)	-

Comprehensive loss	$(1,520,551)	$(11,024,215)

Basic and diluted net loss per share	$(0.01)	$(0.10)

Weighted average number of shares outstanding	145,211,456	115,065,000

The accompanying notes are an integral part
of the consolidated financial statements

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		Period from June 4, 1997 (inception) to December 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(1,289,806)	$(11,024,215)	$(28,938,715)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation and amortization	57,896	425,898	810,811
Impairment loss on intangible assets	771,922	-	771,922
Stock issued for debt and services	830,100	480,000	1,869,100
(Gain) loss on disposition of assets	4,822	-	210,659
Research and development expense recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Loss on acquision of subsidiaries	-	5,663,115	5,663,115
Changes in operating liabilities and assets:
Prepaid expense and deposits	414,297	87,485	(110,418)
Inventories	552,896	806,906	1,359,802
Accounts payable and accrued liabilities	(1,454,202)	(305,865)	1,127,818
Net cash used in operations	(112,075)	(3,866,676)	(8,167,346)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Redemption (purchase) of short term investment	165,699	(1,935,172)	(1,769,473)
Purchase of patent rights	-	-	(295,714)
Sales/purchases of property and equipment	9,433	303,353	(597,668)
Deposit on acquisition of a company	-	-	(121,000)
Net cash provided by (used in) investing activities	175,132	(1,631,819)	(3,104,434)

Cash flows from financing activities:
Due to stockholders and related parties - net	18,833	(100,298)	(265,478)
Proceeds from issuance of stock	-	7,700,620	11,849,352
Proceeds from convertible promissory note	-	-	3,128,225
Business acquisition	-	(1,914,662)	(2,882,247)
Dividends paid		-	(1,000,000)
Notes payable -bank - net	(479,732)	(66,425)	103,335
Deposit for common stock subscribed	-	51,385	656,272
Net cash provided by financing activities	(460,899)	5,670,620	11,589,459

Effect of rate changes on cash	(269,462)	-	(269,462)

Increase(decrease) in cash and cash equivalents	(667,304)	172,125	48,217

Cash and cash equivalents, beginning of period	715,521	543,396	-
Cash and cash equivalents, end of period	$48,217	$715,521	$48,217

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,600	$-
Cash paid for income taxes	$-	$-
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for debt	$830,100	$3,128,225

The accompanying notes are an integral part
of the consolidated financial statements

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock $.12834 Par Value		Common Stock $.01 Par Value		Common Stock Subscribed $.01 Par Value		Additional Paid In Capital	Development Stage Accumulated Deficit	Accumulated Other Comprehensive Income	Subscription Receivable	Total

Common stock issued - June 4, 1997	10,000	$1,283		$-		$-	$-	$-	$-	$-	$1,283
Net loss for the period	-	-	-	-	-	-	-	(289)	-	-	(289)
Balance December 31, 1997	10,000	1,283	-	-	-	-	-	(289)	-	-	994
-
Net loss for the year	-	-	-	-	-	-	-	(3,209)	-	-	(3,209)
Balance December 31, 1998	10,000	1,283	-	-	-	-	-	(3,498)	-	-	(2,215)

Shares issued at par value Mar 30	990,000	127,057									127,057
Net loss for the period	-	-	-	-	-	-	-	(302)	-	-	(302)
Balance December 31, 1999	1,000,000	128,340	-	-	-	-	-	(3,800)	-	-	124,540

Net loss for the year	-	-	-	-	-	-	-	(9,876,193)	-	-	(9,876,193)
Balance December 31, 2000	1,000,000	128,340	-	-	-	-	-	(9,879,993)	-	-	(9,751,653)

Shares issued at $.20 Apr 5			385,685	3,857			73,280				77,137
Shares issued at $.20 Apr 17			7,500,000	75,000			1,425,000				1,500,000
Shares at par value Jun 22			28,000,000	280,000							280,000
Recapitalization Jun 22	(1,000,000)	(128,340)	3,600,000	36,000			(498,280)				(590,620)
Dividend paid Jun 22							(1,000,000)				(1,000,000)
Shares issued at $2.00 Jul 23			473,500	4,735			942,265				947,000
Shares issued at $2.00 Oct 1			10,000	100			19,900				20,000
Shares issued for debt conversion			8,500,000	85,000			8,415,000				8,500,000
Capital contributed debt to equity conversion							1,500,000				1,500,000
Net loss for the year	-	-	-	-	-	-	-	(2,492,318)	-	-	(2,492,318)
Balance December 31, 2001	-	-	48,469,185	484,692	-	-	10,877,165	(12,372,311)	-	-	(1,010,454)

Shares issued at $.20 Feb 20			372,807	3,728			70,833			(74,561)	-
Shares issued at par option exercise Apr 24 for svcs			540,260	5,403			410,597				416,000
Shares issued at $.13 Nov 27 for services			1,100,000	11,000			132,000				143,000
Net loss for the year	-	-	-	-	-	-	-	(2,490,990)	-	-	(2,490,990)
Balance December 31, 2002	-	-	50,482,252	504,823	-	-	11,490,595	(14,863,301)	-	(74,561)	(2,942,444)

Shares issued at $.12 Mar 31			1,513,969	15,139			166,537				181,676
Shares subscribed at $.40 Sep 29					15,000,000	6,000,000				(6,000,000)	-
Shares issued at $.40 Oct 3			1,511,488	15,115	(1,511,488)	(604,595)	589,480			1,209,482	1,209,482
Net loss for the year	-	-	-	-	-	-	-	(1,761,393)	-	-	(1,761,393)
Balance December 31, 2003	-	-	53,507,709	535,077	13,488,512	5,395,405	12,246,612	(16,624,694)	-	(4,865,079)	(3,312,679)

Shares issued at $.40 Jan 9 Qian Long			3,023,998	30,240	(3,023,998)	(1,209,599)	1,179,359			604,712	604,712
Shares issued at $.13 for debt conversion			24,036,269	240,363			2,887,862				3,128,225
Shares subscribed at $.21 Jan 29 Qian Long					140,000,000	29,400,000				(29,400,000)	-
Shares subscribed at $.14 Jan 13 China Cardinal					16,483,514	2,307,692				(2,307,692)	-
Shares issued at $.14 May 28 China Cardinal			4,733,229	47,332	(4,733,229)	(662,652)	615,320			662,652	662,652
Shares issued at $.14 May 28 China Cardinal			11,750,285	117,503	(11,750,285)	(1,645,040)	1,527,537			1,645,040	1,645,040
Shares issued at $.14 Mar 31 purch of Asia Key			28,210,000	282,100			3,667,300				3,949,400
Options exercised at $.12 in lieu of salary			2,500,000	25,000			275,000				300,000
Options exercised at $.12 in lieu of salary			500,000	5,000			55,000				60,000
Options exercised at $.12 in lieu of salary			1,000,000	10,000			110,000				120,000
Qian Long subscription at $.40 Dec 12			10,464,514	104,645	(10,464,514)	(4,185,806)	4,081,161			4,839,601	4,839,601
2002 stock subscription deemed to be uncollectible							(74,561)			74,561	-
Net loss for the year	-	-	-	-	-	-	-	(11,024,215)	-	-	(11,024,215)
Balance December 31, 2004	-	-	139,726,004	1,397,260	140,000,000	29,400,000	26,570,590	(27,648,909)	-	(28,746,205)	972,736

Shares issued at $.14 for debt			5,770,000	57,700			772,400				830,100
Net loss for the year								(1,289,806)			(1,289,806)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(230,745)	-	(230,745)
Balance December 31, 2005	-	$-	145,496,004	$1,454,960	140,000,000	$29,400,000	$27,342,990	$(28,938,715)	$(230,745)	$(28,746,205)	$282,285

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

1. BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

TECHNOLOGY

Minghua China is the owner of patented technology ("Technology") relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system. Minghua China produced its first prototype hybrid vehicle ("Minghua Hybrid Vehicle") in 2000. Minghua China has sold no Minghua Hybrid Vehicles to date. All manufacturing by Minghua China of the Minghua Hybrid Vehicle is done in China. Minghua Hong Kong and Minghua China entered into an agreement in 2003 to acquire Guangzhou City View Bus Installation Company Limited (“Guangzhou”), a PRC corporation, which owns a license to manufacture buses in China. All production is presently being done in one non-automated (labor intensive) production facility in Guangzhou.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements for all periods presented include the financial statements of Minghua USA, Acquisition Corp., Minghua Hong Kong, Keytop Holdings Limited, Top Team Holdings Limited, Ming Hua Environmental Protection Science and Technology Limited, Minghua China, Asia Key Group Limited, Euromax International Investments Limited, Beijing China Cardinal Real Estate Consulting Co., Ltd., Good View Bus Manufacturing Company Limited, Eagle Bus Development Limited, and Guangzhou. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

The Company has determined The Peoples Republic of China Chinese Yuan Renminbi to be the functional currency of Minghua China. The accompanying consolidated financial statements are presented in United States (US) dollars. The consolidated financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

MINORITY INTEREST IN SUBSIDIARIES

The Company records minority interest expense, which reflects the portion of the earnings of Guangzhou, which are applicable to Guangzhou Public Automobile Company (10.2% - December 31, 2005). The minority stockholders are not required to fund the Company's deficits; therefore, no minority interest in subsidiaries was recorded on the balance sheet and statements of operations at December 31, 2005 and 2004. See also notes 1 and 3 relating to the Minority Interest.

START-UP COSTS

The Company, in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities”, expenses all start-up and organizational costs as they are incurred. Preproduction design and development costs are expensed as incurred. Costs incurred to design and develop molds, dies and other tools are capitalized as equipment.

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

REVENUE RECOGNITION

Revenues are recognized as earned when the following four criteria are met: (1) a customer issues purchase orders or otherwise agrees to purchase products; (2) products are delivered to the customer; (3) pricing is fixed or determined in accordance with the purchase order or agreement; and (4) collectibility is reasonably assured.

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

PROPERTY AND EQUIPMENT (Continued)

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

Depreciation and amortization are provided for financial reporting purposes primarily on the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated
Useful Life

Transportation equipment	5 years
Office, computer software and equipment	5 years
Furniture and fixtures	5 years
Production equipment	10 years
Building and improvements	20 years
Construction in progress	20 years

INTANGIBLE ASSETS

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

The intangible asset ‘patent rights’ was to be amortized beginning when placed in service. The Company examined the carrying value of its patent rights to determine if there was any impairment loss. Indicators of impairment were present in the patent rights used in operations and future cash flows were not expected to be sufficient to recover the assets' carrying amount. An impairment loss equal to the previous carrying value was charged to expense during 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INTANGIBLE ASSETS (Continued)

As a result of the acquisition of Ghangzhou, the Company acquired certain licenses from the PRC. These licenses have finite lives and are being amortized ratably over their useful lives using the historical cost of Ghangzhou. Components of intangible assets in the consolidated balance sheet at December 31, 2005 consisted of:

	Life	Cost	Accumulated Amortization	Net
Industrial property rights	15 year	$138,595	$100,047	$38,548
Land use rights	5 year	24,782	13,837	10,945
		$163,377	$113,884	$49,493

Amortization expense totaled $21,014 and $254,531 for the years ended December 31, 2005 and 2004.

During 2005 management determined that it would no longer produce traditional buses, but would focus on its hybrid technology. Consequently, an impairment loss was recognized for the full carrying amount of licenses to produce 21 separate models of traditional buses. The amount of the impairment loss was $771,922 and is included in general and administrative expenses in the statement of operations.

ADVERTISING COSTS

All costs associated with advertising and promoting the buses are expensed in the period incurred. Advertising expense was $250 and $24,357 for the years ended December 31, 2005 and 2004, respectively and $299,384 for the period from June 4, 1997 (inception) to December 31, 2005.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the years ended December 31, 2005 and 2004 were $34,455 and $33,359, respectively and a cumulative amount of $8,843,543 for the period from June 4, 1997 (inception) to December 31, 2005. Of this cumulative amount, $8,612,730 was the amount spent by Minghua Hong Kong shareholders to develop the patent, prior to the reverse merger.

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

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

	Year ended December 31,
	2005	2004
NUMERATOR FOR BASIC AND DILUTED LPS
Net loss to common stockholders	$(1,289,806)	$(11,024,215)

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares of common stock outstanding	145,211,456	115,065,000

LPS - Basic and diluted	$(0.01)	$(0.10)

There were no potentially dilutive securities outstanding at December 31, 2005.

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

3. BUSINESS ACQUISITIONS (Continued)

On October 21, 2004, Minghua USA purchased the 43% interest in Minghua Science from Mr. Kok Sin Keung for $724,489 in cash through its wholly owned subsidiary, Euromax International Investments Limited, a company incorporated in Hong Kong. The result of these transactions is that the Company obtained 89.8% interest in Guangzhou for a total cash price of $1,690,474.

On June 16, 2004, Minghua Hong Kong formed a wholly owned subsidiary in the PRC, named Beijing China Cardinal Real Estate Consulting Co., Ltd. (“Minghua Real Estate”). The Company intends to use Minghua Real Estate as a vehicle to make future real estate investments in the PRC. At December 31, 2005, Minghua Real Estate had not begun significant operations.

In 2002, Citic Worldwide Limited ("Citic") was engaged as a consultant for the Company. The Company agreed to issue 800,000 shares of the Company's common stock for services rendered in connection with the acquisition of the Guangzhou City View Bus Installation Company Limited. The shares to be issued will be valued at an approximate market value of $.30 per share for a total consideration of $240,000 for its services. This amount is included in accrued liabilities on the balance sheet at December 31, 2005.

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

4. STOCKHOLDERS' EQUITY

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

4. STOCKHOLDERS' EQUITY (Continued)

ISSUANCE OF COMMON STOCK (Continued)

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

On January 29, 2004 a second stock subscription agreement was entered into with Qiang Long. The second agreement calls for the purchase of 140,000,000 shares of the Company's common stock at a purchase price of $.21 per share, for an aggregate consideration of $29,400,000. Qiang Long will become the controlling stockholder of the Company as a result of this second agreement. The agreement has been amended several times to extend the due dates of the payments. Accordingly, Qiang Long is to pay in the first required installment, $12,600,000 for 60,000,000 shares on or before December 1, 2006. The final installment of $16,800,000 is due by June 30, 2007. During 2004 the Company received $653,795 as a partial payment toward the first installment. Prior to the issuance of the shares, the Company is required to hold a stockholders meeting to increase the number of common shares authorized, in order to have enough common shares to satisfy its stock obligations to Qiang Long.

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

4. STOCKHOLDERS' EQUITY (Continued)

ISSUANCE OF COMMON STOCK (Continued)

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

Luck Pond Enterprises Limited by Hong Kong ("Luck Pond") had provided consulting services and acted as a finder in connection with the above-mentioned two subscription agreements with Qiang Long and an investment that was made in January 2004 by China Cardinal Limited of Hong Kong. In consideration of those services, Luck Pond will receive a ten percent commission on the total investment proceeds from both investors, payable in common stock of the Company and was determined by management to be equivalent to 28,390,531 common shares. This commission is contingent upon final funding of 100% of all the three above-mentioned subscription agreements. During 2004, at the completion of two of the agreements, the Company charged $830,100 to expense. The amount was included in accrued liabilities at December 31, 2004, and in January 2005, the Company issued 5,770,000 shares of its common stock in payment of the liability.

COMMON STOCK

The Company's capital structure as of December 31, 2005 and 2004 was as follows:

Common stock - par value $0.01	Authorized	Issued and outstanding
December 31, 2005	200,000,000	145,496,004
December 31, 2004	200,000,000	139,726,004

The Company has agreements with some of the stockholders that contain restrictions on the transfer and other disposition of the stock.

4. STOCKHOLDERS' EQUITY (Continued)

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

The aforementioned options have fully vested at December 31, 2005 according to the following vesting schedule:

a. 20% of the shares vest on the first day of the sixth month following the date of grant.
b. 20% of the shares vest on the first annual anniversary of the date of grant.
c. 2.5% of the shares vest on the first day of each month following the first annual anniversary of the date of grant.

In 2001, 2,000,000 nonqualified performance stock options were issued outside the stock option plan to the Chairman at $1.75 per share that vest only if the Company's annual revenues reach $50,000,000. At December 31, 2005, none of these options had vested.

All 4,000,000 options were forfeited on May 10, 2004 when the chairman resigned.

4. STOCKHOLDERS' EQUITY (Continued)

STOCK OPTION PLAN (Continued)

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

Stock option transactions are summarized as follows:

	Stock Options
	2005	2004
Outstanding - beginning of year	-	8,000,000
Granted	-	-
Exercised	-	4,000,000
Forfeited	-	4,000,000
Outstanding - end of year	-	-

Shares exercisable - end of year	-	-

The weighted-average fair values at date of grant for options granted during 2003 and 2001 were $.17 and $1.75, respectively and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

Expected life in years	1 - 5
Interest rate	3 - 4.8%
Volatility	200 - 276.7%
Dividend yield	0%

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

4. STOCKHOLDERS' EQUITY (Continued)

STOCK OPTION PLAN (Continued)

The Company's pro forma information for the years ended December 31, 2005 and 2004 prepared in accordance with the provisions of SFAS No. 148, is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the requisite service period.

	2005	2004
Net loss, as reported	$(1,289,806)	$(11,024,215)
Deduct: total stock-based employee compensation
determined under fair value based method for
all awards, net of related tax effects	-	(525,000)
Pro forma net loss	(1,289,806)	(11,549,215)

Basic and diluted LPS - as reported	$(0.01)	$(0.10)

Basic and diluted LPS - pro forma	$(0.01)	$(0.10)

5. INVESTMENT

The Company has a one year deposit certificate with a financial institution in the PRC. The certificate earns interest at 8% per annum. The principal amount at December 31, 2005 is $1,769,473 and is recorded on the balance sheet as a short term investment.

6. INVENTORIES

Due to the Company’s low inventory turnover rate in recent years, inventory has been classified as a non-current asset. Inventories at December 31 consisted of :

2005
Materials	$807,363
Low value consumables	42,769
Costs of production	484,354
Finished goods	30,203
Subtotal	1,364,689
Less: reserve for obsolescence	(1,009,534)
Net inventories	$355,155

7. PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of:

2005
Transportation equipment	$340,832
Furniture and office equipment	412,616
Production equipment	193,151
Buildings and improvements	1,536,723
Construction in progress	-
Idle equipment	31,325
Subtotal	2,514,647
Less: accumulated depreciation	(1,326,396)
Net property and equipment	$1,188,251

Depreciation expense for the years ended December 31, 2005 and 2004 was $36,882 and $130,184, respectively.

8. NOTES PAYABLE

SHORT-TERM NOTES PAYABLE

The short-term notes payable consists of a credit line agreement with an interest rate of 9% per annum, denominated in Chinese Yuan Renminbi, from a Chinese bank. The loan is secured by a guarantee given by a third party. The US dollar equivalent of the outstanding loans balance at December 31, 2005 was $169,760.

As of December 31, 2004, Minghua China was in default with all of its notes payable, with a total principal balance past due of $649,492. On March 1, 2005, the Company settled a bank note, which settlement resulted in gain on debt settlement in the amount of $156,018. Company assets are not subject to lien from these notes payable in default.

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

8. NOTES PAYABLE (Continued)

CONVERTIBLE PROMISSORY NOTE (Continued)

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

Total interest expense incurred and charged to expense was $19,483 and $13,682 for the years ended December 31, 2005 and 2004 respectively, and $679,673 for the period from June 4, 1997 (inception) to December 31, 2005.

9. INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes.

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

The Company has a United States federal net operating loss carryforward of approximately $5.2 million expiring in the years 2021 - 2025. The tax benefit of this net operating loss has been offset by a full valuation allowance. A portion of the net operating loss carryforward will be subject to a limitation due to the "Change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions.

9. INCOME TAXES (Continued)

There are net operating loss carryforwards allowed under the Hong Kong and China governments' tax systems. In China, the previous five years net operating losses are allowed to be carried forward five years to offset future taxable income. In Hong Kong, prior years' net operating losses can be carried forward indefinitely to offset future taxable income. The Company has available approximately $19,527,485 of unused operating losses carryforwards. A deferred tax asset of $5,858,246 arising from these net operating losses and deferred start up costs, the only significant deferred tax assets or liabilities, has been fully offset by a valuation allowance due to the uncertainty of the Company having future taxable profits. The change in the valuation allowance, based on an estimated 30% tax rate, was approximately $232,557 for the year ended December 31, 2005.

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

11. SUPPLEMENTAL CASH FLOW INFORMATION

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

11. SUPPLEMENTAL CASH FLOW INFORMATION

NON-CASH TRANSACTIONS

In January 2004 the Company issued 24,036,269 shares of common stock at $.13 per share in satisfaction of a convertible note payable (see note 8).

The Company issued 28,210,000 shares of common stock at $.14 per share in the acquisition of the previous minority interest of Minghua China, for a total non-cash value of $3,949,400. The amount was recorded as an acquisition expense.

In January 2005, the Company issued 5,770,000 common shares for the satisfaction of $830,100 in accrued liabilities.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” ("SFAS 107") requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS No. 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in 2005 and 2004.

13. NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company expects that the Statement will have no material impact on its financial statements.

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. This position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, amending paragraphs 32 and A229 of SFAS No. 123 (revised 2004), “Share-Based Payment”. The Company’s statement of operations will be impacted in the event that the Company compensates its employees with equity securities in the future.

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. This position addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Management believes that this position has no application to the Company.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

13. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material effect on the Company’s financial position, results of operations or cash flows.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Exhibit Number	Description
*2.1
Stock Purchase Agreement, dated October 21, 2004, between the Company and Mr. Sin Keung Kok relating to the acquisition of Mr. Sin Keung Kok’s equity interest in Ming Hua Environmental Protection Science and Technology Limited [Incorporated by reference to Exhibit 10 of the Form 8-K filed on October 27, 2004 in Commission file number 0-30183]

*2.2
Stock Purchase Agreement, dated January 19, 2004, among the Company, Minghua Group International Holding (Hong Kong) Limited and Li Jinmou relating to the acquisition of Asia Key Group Limited [Incorporated by reference to Exhibit 10.3 of the Form 8-K filed on February 12, 2004 in Commission file number 0-30183]

*2.3
Stock Purchase Agreement, dated April 27, 2001, among the Company, Minghua Acquisition Corp., Li Chuquan and Chan Kuen Kwong [Incorporated by reference to Exhibit 2.1 of the Form 8-K filed on May 3, 2001 in Commission file number 0-30183]

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

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

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

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

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

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

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

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

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