Form 10QSB
period 2006-03-31
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2006-05-15
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-30183

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(Exact name of small business issuer as specified in its charter)

NEW YORK	13-3874771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

8/F East Area
Century Golden Resources Business Center
69 Banjing Road
Haidian District
                               Beijing, People’s Republic of China, 100089
(Address of Principal Executive Offices)

        +86-10-884-52568
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2006, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	145,496,004

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS	March 31, 2006
Current assets
Cash and cash equivalents	$50,288
Prepaid expenses	77,304
Short term investment	1,781,215
Total current assets	1,908,807

Property, plant and equipment (net)	1,171,040

Other assets
Inventories	360,658
Licenses	49,963
Total other assets	410,621

Total assets	$3,490,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,653,670
Accrued liabilities	1,088,992
Short term notes payable	170,887
Due to directors	170,750
Other payables	256,876
Total current liabilities	3,341,175

Stockholders' equity
Common stock: par value $.01; 200,000,000 shares authorized; 145,496,004 shares issued and outstanding	1,454,960
Common stock subscribed	29,400,000
Additional paid in capital	27,342,990
Deficit accumulated during the development stage	(29,042,299)
Accumulated other comprehensive loss	(260,153)
28,895,498
Less: stock subscription receivable	(28,746,205)
Total stockholders' equity	149,293

Total liabilities and stockholders' equity	$3,490,468

The accompanying notes are an integral part
of the unaudited condensed consolidated financial statements

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended March 31,		Period from June 4, 1997 (inception) to March 31,
	2006	2005	2006

Revenues
Sales revenues	$-	$361,304	$437,211
Cost of sales	-	562,742	666,310
Gross profit	-	(201,438)	(229,099)

Operating expenses
General and administrative expenses	190,379	214,282	14,404,687
Research and development costs	2,257	-	8,845,800
Total operating expenses	192,636	214,282	23,250,487

Loss from operations	(192,636)	(415,720)	(23,479,586)

Other income (expense)
Interest income	-	33,866	43,733
Other income	-	-	496,095
Loss on asset disposal	-	-	(4,823)
Debt forgiveness income	118,851	144,426	274,869
Acquisition expense	-	-	(5,663,115)
Interest expense	(29,799)	(238)	(709,472)
Total other income (expense)	89,052	178,054	(5,562,713)

Net loss before income taxes	(103,584)	(237,666)	(29,042,299)

Provision for income taxes	-	-	-

Net loss	$(103,584)	$(237,666)	$(29,042,299)

Foreign currency translation adjustment	(29,408)	-	(260,153)

Comprehensive loss	$(132,992)	$(237,666)	$(29,302,452)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	145,496,004	144,342,000

The accompanying notes are an integral part
of the unaudited condensed consolidated financial statements

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,		Period from June 4, 1997 (inception) to March 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(103,584)	$(237,666)	$(29,042,299)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	27,234	110,860	838,045
Impairment loss on intangible assets	-	-	771,922
Stock issued for services and debt	-	830,100	1,869,100
(Gain) loss on disposition of assets	-	(33,865)	210,659
Research and development expense recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Loss on acquision of subsidiaries	-	-	5,663,115
Changes in operating liabilities and assets:
Prepaid expense and deposits	82,597	234,709	(27,821)
Inventories	(5,503)	515,622	1,354,299
Accounts payable and accrued liabilities	52,817	(1,426,443)	1,180,635
Net cash provided by (used in) operations	53,561	(6,683)	(8,113,785)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of short term investment	-	-	(1,769,473)
Sales (purchases) of intangible assets	-	-	(295,714)
Sales (purchases) of property and equipment	(10,493)	2,523	(608,161)
Deposit on acquisition of a company	-	-	(121,000)
Net cash provided by (used in) investing activities	(10,493)	2,523	(3,114,927)

Cash flows from financing activities:
Due to stockholders and related parties	(974)	(51,282)	(266,452)
Proceeds from issuance of stock	-	-	11,849,352
Proceeds from convertible promissory note	-	-	3,128,225
Business acquisition	-	-	(2,882,247)
Dividends paid	-	-	(1,000,000)
Notes payable -bank - net	1,127	(483,793)	104,462
Deposit for common stock subscribed	-	-	656,272
Net cash provided by (used in) financing activities	153	(535,075)	11,589,612

Effect of rate changes on cash	(41,150)	-	(310,612)

Increase(decrease) in cash and cash equivalents	2,071	(539,235)	50,288

Cash and cash equivalents, beginning of period	48,217	715,521	-
Cash and cash equivalents, end of period	$50,288	$176,286	$50,288

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$238
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part
of the unaudited condensed consolidated financial statements

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

1. BUSINESS DESCRIPTION AND ORGANIZATION

The consolidated financial statements of Minghua Group International Holdings Limited (the “Company” or “Minghua USA”), include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

TECHNOLOGY

Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. (“Minghua China”) is the owner of patented technology ("Technology") relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system. Minghua China produced its first prototype hybrid vehicle ("Minghua Hybrid Vehicle") in 2000. All manufacturing by Minghua China of the Minghua Hybrid Vehicle is done in China. On January 27, 2004 the Company acquired a controlling interest in Guangzhou City View Bus Installation Company Limited (“Guangzhou”), a PRC corporation, which owns a license to manufacture buses in China. All production is presently being done in one non-automated (labor intensive) production facility in Guangzhou.

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
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION (Continued)

The Company has determined The People’s Republic of China Chinese Yuan Renminbi to be the functional currency of Minghua China. There were no material gains or losses recognized as a result of translating foreign currencies to the U.S. dollars due to the stability of the currencies. No assurance however, can be given as to the future valuation of the foreign currencies and how further movements in the foreign currencies could affect future earnings of the Company.

The balance sheets of all foreign subsidiaries were translated at period end exchange rates. Expenses were translated at average exchange rates in effect during the year.

MINORITY INTEREST IN SUBSIDIARIES

The Company records minority interest expense, which reflects the portion of the earnings of Guangzhou, which are applicable to Guangzhou Public Automobile Company (10.2% - March 31, 2006). The minority stockholders are not required to fund the Company's deficits; therefore, no minority interest in subsidiaries was recorded on the balance sheet and statements of operations at March 31, 2006 and 2005.

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

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION

Revenues are recognized as earned when the following four criteria are met: (1) a customer issues a purchase order or otherwise agrees to purchase products; (2) products are delivered to the customer; (3) pricing is fixed or determined in accordance with the purchase order or agreement; and (4) collectibility is reasonably assured.

LOSS PER SHARE

Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

There were no stock options outstanding at March 31, 2006.

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

The exercise price of incentive stock options must not be less than the fair value of the common stock on the date of the grant. The authority to grant new options under the Plan will terminate on April 5, 2011, unless the Plan is terminated prior to that time by the board of directors. There were no options outstanding at March 31, 2006 under the Plan.

4. INCOME TAXES

Net operating loss carryforwards are allowed under the Hong Kong and Chinese governments’ tax systems. In China, the previous five years’ net operating losses are allowed to be carried forward to offset future taxable income. In Hong Kong, net operating losses can be carried forward indefinitely to offset future taxable income. No deferred tax asset has been recognized due to the uncertainty of the Company having future taxable profits.

5. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is party of or to which any of their property is subject, that will have a material adverse effect on the Company’s financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview

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

Plan of Operation

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

Our focus is on bringing our vehicles to production so that we can begin to market and sell our vehicles and generate revenues. We have entered into financing agreements with Beijing Qiang Long Real Estate Development Co. Ltd. (“Qiang Long”). Pursuant to these arrangements, Qiang Long has funded $6,600,000 to us through December 31, 2005 and is obligated to fund an additional $28,800,000 through December 31, 2007, with $12,000,000 becoming due and payable on December 31, 2006 and $16,800,000 becoming due and payable on June 30, 2007. We plan to use the proceeds of this financing arrangement with Qiang Long to manufacture vehicles and to begin marketing our vehicles so that we can generate revenues. Without this financing, we have no other source of revenues and would not be able to execute our business plan unless alternate financing is obtained. The financing with Qiang Long is contingent. See “Liquidity and Capital Resources” below.

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

At December 31, 2005 we had $50,288 in cash. Without receipt of financing from Qiang Long or from some other source, we would not have enough working capital to sustain our operations for the next twelve months.

Results of Operations For Fiscal Quarter Ended March 31, 2006 Compared To March 31, 2005

The following table summarizes the results of our operations during the fiscal quarter ended March 31, 2006 and provides information regarding the dollar and percentage increase or (decrease) from the first fiscal quarter of 2006 to the same period of 2005.

Line Item	3/31/06	3/31/05	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$361,304	($361,304)	(100%)
Net income (loss)	($103,584)	($237,666)	($134,082)	(56%)
Operating Expenses	$192,636	$214,282	($21,646)	(10%)
General and Administrative Expense	$190,379	$214,282	($23,903)	(11%)
Interest Expense	$29,799	$238	$29,561	12420%
Earnings (Loss) per common share	(0.00)	(0.00)	0	0%

We have only generated very limited revenues from our operations since our inception. In order to generate revenues, we must raise enough capital to execute our business plan of manufacturing and selling hybrid vehicles. We believe that if we are able to consummate the financing arrangements with Qiang Long, we will have enough capital to execute our business plan.

We had revenues of $-0- in the first fiscal quarter of 2006 compared to revenues of $361,304 during the same period in 2005. Total revenues during the first fiscal quarter of 2006 decreased $361,304 or 100%, compared to the first fiscal quarter of 2005. The decrease in revenues was primarily due to the fact that the revenues in the first quarter of 2005 were derived from the sale of a total of 6 diesel buses in three separate sale transactions. These are not hybrid buses, but rather, buses that we acquired as part of our acquisition of the Guangzhou City View Bus Installation Company. The sale of these buses was at a loss and was effected to dispose of inventory of a product that we did not plan to manufacture, i.e. diesel buses. In total, 3 buses were sold to Man Zhou Li Golden Bridge Foreign Vehicle Transporting Co., Ltd., 2 were sold to He Yuan Communications Group Tong Fa He Ping Subsidiary, and 1 bus was sold to Guang Zhou Zhao Shang Tour Ltd. The cost of sales for the buses sold in 2005 exceeded revenues from the sale of the buses by $201,438. No buses were sold during the first quarter of 2006.

During the first fiscal quarter of 2006 we incurred a net loss of $103,584 compared with $237,666 for the same period in the prior year. This decrease in net loss of $134,082 or 56.41% was primarily the result of decreased legal and professional fees, and decreased provisions for impairment in the first fiscal quarter of 2006 compared to the same period in 2005.

Our operating expenses for the first fiscal quarter of 2006 were $192,636 as compared to $214,282 during the same period in 2005. This decrease of $21,646 or 10% was primarily the result of decreased legal and professional fees, and decreased provisions for impairment in the first fiscal quarter of 2006 compared to the same period in 2005.

Our general and administrative expenses for the first fiscal quarter of 2006 were $190,379, and decreased by $23,903, or 11%, compared with $214,282 in the first fiscal quarter of 2005. The decrease is primarily due to decreases in legal and professional fees in the first fiscal quarter of 2006 compared to the same period in 2005. Interest expense in the first quarter of 2006 decreased by $29,561 or 124% to $(29,799) in the first quarter of 2006 to $(238) in the same quarter of 2005.

Loss per common share was $(-0-) for the first fiscal quarters of 2006 and 2005. This loss is the result of the factors described above that contributed to our net loss for the year.

Cash Flow Analysis

The following table summarizes the statements of cash flows from the financial statements for the fiscal quarter ended March 31, 2006 compared to fiscal quarter ended March 31, 2005:
:
	Quarter Ended March 31,
	2006	2005
Net Cash Provided By (Used In) Operating Activities	$53,561	$(6,683)
Net Cash (Used) Provided By Investing Activities	$(10,493)	$2,523
Net Cash Provided By (Used In) Financing Activities	$153	$(535,075)
Net Increase (decrease) in Cash and Cash Equivalents	$2,071	$(539,235)
Cash and Cash Equivalents - Beginning of Period	$48,217	$715,521
Cash and Cash Equivalents - End of Period	$50,288	$176,286

For the quarters ended March 31, 2006 and 2005, our operating activities generated (used) $53,561 and $(6,683) in cash, respectively. This change in cash flow used in operations is primarily attributable to the fact that we did not manufacture as many vehicles as in the prior period and so we did not need to purchase a large amount of materials.

For the quarters ended March 31, 2006 and 2005, our investing activities provided (used) $(10,493) and $2,523 in cash, respectively. This decrease in cash used in investing activities is attributable to our purchase of additional fixed assets.

For the quarters ended March 31, 2006 and 2005, our financing activities used $153 and $(535,075) of cash, respectively. The increase in cash flow used in financing is primarily attributable to our repayment of outstanding loan balances in connection with short-term notes payable, denominated in Chinese Yuan Renminbi, from a Chinese bank.

Liquidity and Capital Resources

We had $50,288 in cash, cash equivalents and short-term investments as of March 31, 2006. As of such date, we also had total current assets of $1,908,807 and total assets of $3,490,468. We have total current liabilities (consisting of accounts payable, accrued liabilities, short term notes payable, due to directors and other payables) in the amount of $3,341,175. Our stockholder’s equity as of March 31, 2006 was $149,293. Since inception, we have accumulated a deficit (net loss) of $29,042,299.

We entered into two financing agreements with Qiang Long in the third quarter of 2003 and the first quarter of 2004. We refer to these contracts as the Qiang Long Contracts. These contracts require Qiang Long to make certain cash investments in Minghua. Pursuant to the Qiang Long Contracts, Qiang Long has funded Minghua a total of $6,600,000 through December 31, 2005 and Minghua has issued to Qiang Long a total of 15,000,000 shares of Minghua’s common stock for such funds. Under the Qiang Long Contracts, Qiang Long is obligated to fund an an additional US$12,000,000 on December 31, 2006 and an additional US$16,800,000 on June 30, 2007. The funding under the Qiang Long Contracts is subject to, among other things, Minghua increasing its authorized capital stock so that it has sufficient authorized, but unissued capital stock to consummate the transactions contemplated by the Qiang Long Contracts. However, the Qiang Long Contracts have been amended several time to extend the time for which Qiang Long is required to make payments. Further extensions may occur in the future.

The Qiang Long Contracts provide that if the remaining payments due under the Qiang Long Contracts have not been made by Qiang Long on or prior to December 31, 2006, the current directors of Minghua will each resign from their position as directors and appoint such persons to the Board as may be requested by Chu Quan Li, who was the former controlling stockholder of Minghua. The Qiang Long Contracts also provide that the Board may not, without Chu Quan Li’s prior consent, authorize the issuance of any securities of Minghua or reduce the number of outstanding securities of Minghua until all payments due under the Qiang Long Contracts have been made.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Risk Factors

You should carefully consider the risks described below, which constitute all of the material risks facing us. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Form 10-QSB, including our financial statements and related notes.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Chang-de Li, our Interim Chief Executive Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Mr. Li concluded that as of March 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended March 31, 2006 that were not previously disclosed in a quarterly report on Form 10-QSB or a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the first fiscal quarter of 2006.

ITEM 5. OTHER INFORMATION

Not applicable.

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

DATED: May 15, 2006
MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED

	By:	/s/ Chang-de Li
Name: Chang-de Li
Title: Chairman and Interim Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.