Form 10KSB/A
period 2005-12-31
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2006-07-27
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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
69 Banjing Road, Haidian District
Beijing, People’s Republic of China 100089
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

On March 13, 2003, our indirect subsidiary, Ming Hua Environmental Protection Science and Technology Limited, a Hong Kong limited company (Minghua EPST), entered into the Acquisition Agreement with Good View Bus Manufacturing(Holdings) Company Limited, a Hong Kong limited company (Good View), Eagle Bus Development Limited, a Hong Kong limited company (Eagle), and Mr. Sin Keung Kok (Mr. Kok), relating to the acquisition of an 89.8% equity interest in the Guangzhou City View Bus Installation Company, a People's Republic of China limited company (the Guangzhou Bus Installation Company). The Guangzhou Bus Installation Company manufactures motor coaches for domestic sale in China and for export under the "Eagle" brand name.

The acquisition of the equity interest was effective on January 2004 after obtaining certain governmental approvals. The parties to the Acquisition Agreement entered into, and simultaneously consummated the transactions contemplated by, a supplemental agreement (the Supplemental Agreement), which replaced the original Acquisition Agreement. Pursuant to the Supplemental Agreement, instead of acquiring the Guangzhou Bus Installation Company directly, Minghua EPST acquired a controlling interest in the entities that control the Guangzhou City View Bus Installation Company. More specifically, Minghua EPST acquired Good View (which owns 23.8% of the Guangzhou Bus Installation Company) and Eagle (which owns 66% of the Guangzhou Bus Installation Company), respectively. Therefore, Minghua EPST is now the indirect owner of an 89.8% equity interest in the Guangzhou Bus Installation Company. The remaining 10.2% is held by Guangzhou Public Automobile No. 2 Company.

The purchase price of RMB14,000,000 (US$1,690,474) was determined by the parties based upon the market value of the assets and business potential of Guangzhou Bus Installation Company.

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

Diesel Buses

On March 13, 2003, we agreed to acquire a controlling interest in the Guangzhou City View Bus Installation Company, a People’s Republic of China limited company (the Guangzhou Bus Installation Company). The Bus Installation Company had historically been a manufacturer of standard diesel buses. As our subsidiary, the Guangzhou Bus Installation Company now also manufactures our prototype hybrid vehicles. We sold 6 standard diesel buses in 2005 and 5 standard diesel buses in 2004. We will not manufacture any more diesel buses. When we acquired the Guangzhou Bus Installation Company we also acquired their inventory of diesel buses and parts and once we sell off this inventory, we will no longer sell standard diesel buses.

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

Research and Development

Our research and development activities are conducted through our subsidiary, the Guangzhou Bus Installation Company. The Guangzhou Bus Installation Company has 8 employees who work exclusively on research and development of future generation products. The Environmental Vehicle Company has invested approximately $34,455 in the research and development conducted through the Guangzhou Bus Installation Company in fiscal year 2005 and $33,311 was invested during the fiscal year ending December 31, 2004.

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

Our net loss for the year ended December 31, 2005 was $1,289,806 compared with $11,024,215 for the prior year. This represents a decrease of $9,734,409 or 88.30%. This decrease in net loss was primarily the result of the following factors:

•	decreased officer and director compensation of $330,928, which contributed 3.4% to the overall decrease;
•	decreased legal and professional fees of $1,278,877, which contributed 13.1% to the overall decrease;
•	decreased acquisition expenses of $5,663,115, which contributed 58.2% to the overall decrease; and,
•	decreased provisions for impairment of $1,066,221, which contributed 10.9% to the overall decrease.

Our operating expenses for the fiscal year ended December 31, 2005 were $1,206,011 as compared to 5,457,544 during the same period in 2004. This decrease of $4,251,533 or 77.90% is primarily the result of the following factors:

•	decreased officer and director compensation of $330,928, which contributed 7.8% to the overall decrease;
•	decreased legal and professional fees of $1,278,877, which contributed 30.0% to the overall decrease;
•	decreased provisions for impairment of $1,066,221, which contributed 25% to the overall decrease.

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

Yun Dong Luan  became a director in February 2004. At such time he also became the General Manager of the Environmental Vehicle Company. He became the General Manager of China Cardinal on June 16, 2004 upon the incorporation of such company and he became the Chairman of the Bus Installation Company on March 13, 2003 in conjunction with the acquisition of that company by us. He is the Vice Chairman of the Zhang Xue-Liang Fund Association and has held various positions with such Association over the past five years. The Zhang Xue-Liang Fund Association is in the business of arranging meetings, conferences and exhibitions. It also provides public relations and investor relations support to its clients.

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

OPTION/SARs GRANTS IN LAST FISCAL YEAR

The following table sets forth the grant of stock options and stock appreciation rights (SARs) made during the year ended December 31, 2005, to the persons named in the Summary Compensation Table:

Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date
Chang-de Li, Chairman & Interim CEO	_	_	_	_

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

SIGNATURE	CAPACITY	DATE

/s/Chang-de Li	Chairman of the Board of Directors	July 27, 2006
Chang-de Li

/s/Hui Chen	Director	July 27, 2006
Hui Chen

/s/Li Hong Liang	Director	July 27, 2006
Li Hong Liang

/s/Yun Dong Luan	Director	July 27, 2006
Yun Dong Luan

/s/Jie Chen	Director	July 27, 2006
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

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended		Period from June 4, 1997 (inception) to
	December 31,		December 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(1,289,806)	$(11,024,215)	$(28,938,715)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation and amortization	57,896	425,898	810,811
Impairment loss on intangible assets	771,922	723,077	1,494,999
Inventory write-off due to obsolete	506,973	1,622,039	2,129,012
Stock issued for debt and services	830,100	480,000	1,869,100
(Gain) loss on disposition of assets	4,822	-	210,659
Research and development expense recorded in organization		-	8,612,730
Issuance stocks to acquire subsidiary	-	3,949,400	3,949,400
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating liabilities and assets:
Other receivables	-	(264,459)	(264,459)
Prepaid expense and deposits	414,297	(176,140)	(199,073)
Inventories	45,923	(2,530,090)	(2,484,167)
Accounts payable and accrued liabilities	(1,454,202)	2,596,468	2,805,473
Net cash used in operations	(112,075)	(4,198,022)	(9,548,400)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Redemption (purchase) of short term investment	165,699	(1,935,172)	(1,769,473)
Purchase of intangibles: patent rights, license	-	(1,555,768)	(1,851,482)
Sales/purchases of property and equipment	9,433	(976,317)	(597,668)
Released deposit on acquisition of a company	-	1,088,585	967,585
Net cash provided by (used in) investing activities	175,132	(3,378,672)	(3,571,617)

Cash flows from financing activities:
Due to stockholders and related parties - net	18,833	(3,186)	(265,478)
Proceeds from issuance of stock	-	7,700,620	11,849,352
Proceeds from convertible promissory note	-	-	3,128,225
Business acquisition	-	-	(967,585)
Dividends paid		-	(1,000,000)
Notes payable -bank - net	(479,732)	-	36,910
Deposit for common stock subscribed	-	51,385	656,272
Net cash used in (provided by) financing activities	(460,899)	7,748,819	13,437,696

Effect of rate changes on cash	(269,462)	-	(269,462)

Increase(decrease) in cash and cash equivalents	(667,304)	172,125	48,217

Cash and cash equivalents, beginning of period	715,521	543,396	-
Cash and cash equivalents, end of period	$48,217	$715,521	$48,217

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,600	$-
Cash paid for income taxes	$-	$-
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for debt	$830,100	$3,128,225

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

3. BUSINESS ACQUISITIONS

On March 13, 2003, Minghua’s indirect subsidiary, Ming Hua Environmental Protection Science and Technology Limited, a Hong Kong limited company (Minghua EPST), entered into the Acquisition Agreement with Good View Bus Manufacturing(Holdings) Company Limited, a Hong Kong limited company (Good View), Eagle Bus Development Limited, a Hong Kong limited company (Eagle), and Mr. Sin Keung Kok (Mr. Kok), relating to the acquisition of an 89.8% equity interest in the Guangzhou City View Bus Installation Company, a People's Republic of China limited company (the Guangzhou Bus Installation Company). The Guangzhou Bus Installation Company manufactures motor coaches for domestic sale in China and for export under the "Eagle" brand name.

The acquisition of the equity interest was effective on January 2004 after obtaining certain governmental approvals. The parties to the Acquisition Agreement entered into, and simultaneously consummated the transactions contemplated by, a supplemental agreement (the Supplemental Agreement), which replaced the original Acquisition Agreement. Pursuant to the Supplemental Agreement, instead of acquiring the Guangzhou Bus Installation Company directly, Minghua EPST acquired a controlling interest in the entities that control the Guangzhou City View Bus Installation Company. More specifically, Minghua EPST acquired Good View (which owns 23.8% of the Guangzhou Bus Installation Company) and Eagle (which owns 66% of the Guangzhou Bus Installation Company), respectively. Therefore, Minghua EPST is now the indirect owner of an 89.8% equity interest in the Guangzhou Bus Installation Company. The remaining 10.2% is held by Guangzhou Public Automobile No. 2 Company.

The purchase price of RMB14,000,000 (US$1,690,474) was determined by the parties based upon the market value of the assets and business potential of Guangzhou Bus Installation Company.

3. BUSINESS ACQUISITIONS (Continued)

The purchase price was allocated to assets and liabilities as follows on the designated effective date on January 1, 2004:

Accounts receivable	$4,227
Inventories	1,714,957
Other receivables	523,857
Property, plant and equipment	1,295,170
Intangible - 28 bus licenses	1,018,125
Bank note payable	(66,425)
Accounts payable	(2,055,941)
Accrued liabilities	(816,482)
Due to related parties	(281,131)
Due to director	(84,519)
Other accounts payable	(29,910)
1,221,928

Good will (cost excess FMV)	468,546
Total purchase price paid	1,690,474

The goodwill in the amount of $468,546 was written to zero at the year end and was reported as acquisition expense.

3. BUSINESS ACQUISITIONS (Continued)

In January, 2004, Minghua Hong Kong entered into a stock purchase agreement with Jinmou Li, the son of the Company’s former Chairman, to acquire 100% of the equity in Asia Key Group Limited (“Asia Key”) a Hong Kong corporation, in which Jinmou Li is the sole stockholder. Asia Key’s only asset at the time was a 15% equity interest in Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. ("Minghua China"). Upon the consummation of this acquisition, Minghua China become a 100% wholly owned subsidiary of the Company. The acquisition required $990,638 in cash and issuance of 28,210,000 shares of common stock at US$.14 per share of Minghua USA for an aggregate price of $4,940,038.

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

On January 29, 2004 a second stock subscription agreement was entered into with Qiang Long. The second agreement calls for the purchase of 140,000,000 shares of the Company's common stock at a purchase price of $.21 per share, for an aggregate consideration of $29,400,000. Qiang Long will become the controlling stockholder of the Company as a result of this second agreement. The agreement has been amended several times to extend the due dates of the payments. Accordingly, Qiang Long is to pay in the first required installment, $12,600,000 for 60,000,000 shares on or before December 1, 2006. The final installment of $16,800,000 is due by June 30, 2007. During 2004 the Company received $653,795 as a partial payment toward the first installment. Prior to the issuance of the shares, the Company is required to hold a stockholders meeting to increase the number of common shares authorized, in order to have enough common shares to satisfy its stock obligations to Qiang Long. Qiang Long does not have the right to cancel its subscription and the consideration is not refundable.

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