Form 10QSB
period 2006-06-30
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2006-08-14
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-30183

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(Exact name of small business issuer as specified in its charter)

NEW YORK	13-3874771
______________________	______________________
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2006, are as follows:

Class of Securities	Shares Outstanding
________________________	________________________
Common Stock, $0.01 par value	145,496,004

Transitional Small Business Disclosure Format (check one): Yes ☐ No☒

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

June 30,
ASSETS	2006
Current assets
Cash and cash equivalents	$52,914
Prepaid expenses	77,454
Other receivable	110,974
Short term investment	1,726,230
Total current assets	1,967,572

Property, plant and equipment (net)	1,149,118

Other assets
Inventories	361,768
Licenses	41,559
Total other assets	403,327
Total assets	$3,520,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,658,365
Accrued liabilities	1,061,913
Short term notes payable	171,372
Due to directors	203,088
Other payables	383,580
Total current liabilities	3,478,318

Stockholders' equity
Common stock: par value $.01; 200,000,000 shares authorized; 145,496,004 shares issued and outstanding	1,454,960
Common stock subscribed	29,400,000
Additional paid in capital	27,342,990
Deficit accumulated during the development stage	(29,137,759)
Accumulated other comprehensive loss	(272,287)
28,787,904
Less: stock subscription receivable	(28,746,205)
Total stockholders' equity	41,699

Total liabilities and stockholders' equity	$3,520,017

The accompanying notes are an integral part
of the unaudited condensed consolidated financial statements

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended		Six months ended		Period from June 4, 1997 (inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

Revenues
Sales revenues	$-	$-	$-	$361,304	$437,211
Cost of sales	-	-	-	562,742	666,310
Gross profit	-	-	-	(201,438)	(229,099)

Operating expenses
General and administrative expenses	93,316	215,243	283,695	429,525	14,498,003
Research and development costs	2,288	26,028	4,545	26,028	8,848,088
Total operating expenses	95,604	241,271	288,240	455,553	23,346,091

Loss from operations	(95,604)	(241,271)	(288,240)	(656,991)	(23,575,190)

Other income (expense)
Interest income	-	606	-	607	43,733
Other income	-	3,971	-	3,971	496,095
Loss on asset disposal	-	-	-	33,865	(4,823)
Debt forgiveness income	185	-	119,036	144,426	275,054
Acquisition expense	-	-	-	-	(5,663,115)
Interest expense	(41)	(6,508)	(29,840)	(6,746)	(709,513)
Total other income (expense)	144	(1,931)	89,196	176,123	(5,562,569)

Net loss before income taxes	(95,460)	(243,202)	(199,044)	(480,868)	(29,137,759)

Provision for income taxes	-	-	-	-	-

Net loss	$(95,460)	$(243,202)	$(199,044)	$(480,868)	$(29,137,759)

Foreign currency translation adjustment	(12,134)	-	(41,542)	-	(272,287)

Comprehensive loss	$(107,594)	$(243,202)	$(240,586)	$(480,868)	$(29,410,046)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	145,496,004	145,496,004	145,496,004	144,992,000

The accompanying notes are an integral part
of the unaudited condensed consolidated financial statements

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended		Period from June 4, 1997 (inception) to
	June 30,		June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(199,044)	$(480,868)	$(29,137,759)
Adjustments to reconcile net loss to
net cash provided by (used in) operations:
Depreciation and amortization	64,895	136,632	875,706
Impairment loss on intangible assets	-	-	1,494,999
Inventory write-off due to obsolescence	-	-	2,129,012
Stock issued for services and debt	-	830,100	1,869,100
(Gain) loss on disposition of assets	-	(33,865)	210,659
Research and development expense recorded in organization	-	-	8,612,730
Issuance stocks to acquire subsidiary	-	-	3,949,400
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating liabilities and assets:
Other receivables	-	-	(264,459)
Prepaid expense and deposits	(39,814)	237,869	(238,887)
Inventories	(6,613)	418,568	(2,490,780)
Accounts payable and accrued liabilities	168,424	(1,232,863)	2,973,897
Net cash used in operations	(12,152)	(124,427)	(9,560,552)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase (sale) of short term investment	43,243	-	(1,726,230)
Purchase of intangibles: patent rights, license	-	-	(1,851,482)
Sales (purchases) of property and equipment	(17,828)	76,652	(615,496)
Released Deposit on acquisition of a company	-	-	967,585
Net cash provided by (used in) investing activities	25,415	76,652	(3,546,202)

Cash flows from financing activities:
Addition of short-loans, net of repayment	1,612	-	1,612
Due to stockholders and related parties	31,364	(111,756)	(234,114)
Proceeds from issuance of stock	-	-	11,849,352
Proceeds from convertible promissory note	-	-	3,128,225
Business acquisition	-	-	(967,585)
Dividends paid	-	-	(1,000,000)
Notes payable -bank - net	-	(483,793)	36,910
Deposit for common stock subscribed	-	-	656,272
Net cash provided by (used in) financing activities	32,976	(595,549)	13,470,672
Effect of rate changes on cash	(41,542)	-	(311,004)
Increase(decrease) in cash and cash equivalents	4,697	(643,324)	52,914
Cash and cash equivalents, beginning of period	48,217	715,521	-
Cash and cash equivalents, end of period	$52,914	$72,197	$52,914

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$6,746
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part
of the unaudited condensed consolidated financial statements

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months and the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

MINORITY INTEREST IN SUBSIDIARIES

The Company records minority interest expense, which reflects the portion of the earnings of Guangzhou, which are applicable to Guangzhou Public Automobile Company (10.2% - June 30, 2006). The minority stockholders are not required to fund the Company's deficits; therefore, no minority interest in subsidiaries was recorded on the balance sheet and statements of operations at June 30, 2006 and 2005.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

There were no stock options outstanding at June 30, 2006.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The exercise price of incentive stock options must not be less than the fair value of the common stock on the date of the grant. The authority to grant new options under the Plan will terminate on April 5, 2011, unless the Plan is terminated prior to that time by the board of directors. There were no options outstanding at June 30, 2006 under the Plan.

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

In 2001, we acquired Minghua Group International Holding (Hong Kong) Limited, a corporation existing under the laws of the Hong Kong Special Administrative Region of the People's Republic of China (Minghua Hong Kong), whose sole material asset was an 85% indirect equity interest in Shenzhen Minghua Environmental Protection Vehicles Co. Ltd, a corporation existing under the laws of the People's Republic of China (Environmental Vehicle Company). On January 29, 2004 our subsidiary, Minghua Hong Kong, acquired 100% of the outstanding equity of Asia Key Group Limited, a Hong Kong corporation (Asia Key) from Jinmou Li, the son of our former Chairman Chuquan Li, for a purchase price of RMB 8,200,000 (approximately, US$990,638) and 28,210,000 shares of our Common Stock. Asia Key’s only asset is the remaining 15% equity interest in the Environmental Vehicle Company. Therefore, we indirectly own 100% of the outstanding equity of the Environmental Vehicle Company.

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

Our focus is on bringing our vehicles to production so that we can begin to market and sell our vehicles and generate revenues. We have entered into financing agreements with Beijing Qiang Long Real Estate Development Co. Ltd. (“Qiang Long”). Pursuant to these arrangements, Qiang Long has funded $6,600,000 to us through December 31, 2005 and is obligated to fund an additional $28,800,000 through June 30, 2007, with $12,000,000 becoming due and payable on December 31, 2006 and $16,800,000 becoming due and payable on June 30, 2007. We plan to use the proceeds of this financing arrangement with Qiang Long to manufacture vehicles and to begin marketing our vehicles so that we can generate revenues. Without this financing, we have no other source of revenues and would not be able to execute our business plan unless alternate financing is obtained. The financing with Qiang Long is contingent. See “Liquidity and Capital Resources” below.

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

Results of Operations For Fiscal Quarter Ended June 30, 2006 Compared To June 30, 2005

The following table summarizes the results of our operations during the fiscal quarter ended June 30, 2006 and provides information regarding the dollar and percentage increase or (decrease) from the first fiscal quarter of 2006 to the same period of 2005.

Line Item	6/30/06	6/30/05	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	-	-	-	-
Net income (loss)	(95,460)	(243,202)	(147,742)	60.74%
Operating Expenses	95,604	241,271	(145,667)	60.37%
General and Administrative Expense	93,316	215,243	(121,927)	56.65%
Interest Expense	41	6,508	(6,467)	99.37%
Earnings (Loss) per common share	0.00	0.00	-

We have only generated very limited revenues from our operations since our inception. In order to generate revenues, we must raise enough capital to execute our business plan of manufacturing and selling hybrid vehicles. We believe that if we are able to consummate the financing arrangements with Qiang Long, we will have enough capital to execute our business plan.

We had revenues of $0 in the second fiscal quarter of 2006 compared to revenues of $0 during the same period in 2005. There was no change in total revenues during the second fiscal quarter of 2006 as compared to the second fiscal quarter of 2005.

During the second fiscal quarter of 2006 we incurred a net loss of $95,460 compared with a loss of $243,202 for the same period in the prior year. This represents a decrease of $147,742 in loss or 60.74%. This decrease of $147,742 or 60.74% was primarily the result of decreased legal and professional fees, salaries and allowance, research & development and decreased Directors emolument in the second fiscal quarter of 2006 compared to the same period in 2005.

Our operating expenses for the second fiscal quarter of 2006 were $95,604 as compared to $241,271 during the same period in 2005. This decrease of $145,667 or 60.37% is primarily the result of decreased legal and professional fees, salaries and allowance and decreased Directors emolument in the second fiscal quarter of 2006 compared to the same period in 2005.

General and administrative expenses in the second fiscal quarter of 2006 decreased by $121,927, or 56.65%, from $215,243 in the second fiscal quarter of 2005 compared to $93,316 in the second fiscal quarter of 2006. The decrease is primarily due to decreases in the following expenses from the second fiscal quarter of 2006 compared to 2005. The decrease is primarily due to decreases in legal and professional fees, salaries and allowance, and decreased Directors emolument in the second fiscal quarter of 2006 compared to the same period in 2005.

Interest expense in the second quarter of 2006 was $41 and interest expense in the same quarter of 2005 was $6,508. Interest expense decreased $6,467 in the second fiscal quarter of 2006 or 99.37% compared to the same quarter of last year.

There was no earning or loss per common share for the second fiscal quarter of 2006, nor was there earning or loss per common share during the same period of 2005. There were no changes as a result of the factors described above.

Results of Operations for the Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table summarizes the results of our operations during the six months ended June 30, 2006 and ended June 30, 2005, and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2006 to the six months ended June 30, 2005.

Line Item	6/30/06	6/30/05	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	-	361,304	(361,304)	N/A
Net income (loss)	(199,044)	(480,868)	(281,824)	58.6%
Operating Expenses	288,240	455,553	(167,313)	(36.73%)
General and Administrative Expense	283,695	429,525	(145,830)	(33.95%)
Interest Expense	(29,840)	(6,746)	23,094	342%
Earnings (Loss) per common share	-	-	-	-

We have only generated very limited revenues from our operations since our inception. In order to generate revenues, we must raise enough capital to execute our business plan of manufacturing and selling hybrid vehicles. We believe that if we are able to consummate the financing arrangements with Qiang Long, we will have enough capital to execute our business plan.

We had revenues of $0 in the six months ended June 30, 2006 compared to revenues of $361,304 during the same period in 2005. Total revenues during the six months ended June 30, 2006 decreased $361,304 to $0 as compared to the six months ended June 30, 2005.

During the six months ended June 30, 2006 we incurred a net loss of $199,044 compared with a net loss of $480,868 for the same period in the prior year. This represents a decrease of $281,824 in net loss or 58.6%. This decrease in net loss was primarily the result of decrease legal and professional fees, salaries and allowance, research & development and decreased Directors emolument in the second fiscal quarter of 2006 compared to the same period in 2005.

Our operating expenses for the six months ended June 30, 2006 were $288,240 as compared to $455,553 during the same period in 2005. This decrease of $167,313 or 36.73% is primarily the result decrease legal and professional fees, salaries and allowance, research & development and decreased Directors emolument in the second fiscal quarter of 2006 compared to the same period in 2005.

General and administrative expenses for the six months ended June 30, 2006 were $283,695 as compared to $429,525 during the same period in 2005. This decrease of $145,840 or 33.95% is primarily the result decrease legal and professional fees, salaries and allowance and decreased Directors emolument in the second fiscal quarter of 2006 compared to the same period in 2005.

Interest expense in the six months ended June 30, 2006 was $29,840 and interest expense in the same period of 2005 was $6,746. Interest expense increased $23,094 in the six months ended June 30, 2006 or 342% compared to the same period of last year.

There was no earning or loss per common share for the six months ended June 30, 2006, nor was there earning or loss per common share during the same period of 2005. There were no changes as a result of the factors described above.

Cash Flow Analysis

The following table summarizes the statements of cash flows from the financial statements for the six months ended June 30, 2006 compared to six months ended June 30, 2005:

	Six Months Ended June 30,
	2006	2005
Net Cash Provided By (Used In) Operating Activities	(12,152)	(124,427)
Net Cash (Used) Provided By Investing Activities	25,415	76,652
Net Cash Provided By (Used In) Financing Activities	32,976	(595,549)
Net Increase (decrease) in Cash and Cash Equivalents	4,697	(643,324)
Cash and Cash Equivalents - Beginning of Period	48,217	715,521
Cash and Cash Equivalents - End of Period	52,914	72,197

For the quarters ended June 30, 2006 and 2005, our operating activities used $12,152 and $124,427 in cash, respectively. This change in cash flow used in operations is primarily attributable to the fact that we did not manufacture as many vehicles as in the prior period and so we did not need to purchase a large amount of materials.

For the quarters ended June 30, 2006 and 2005, our investing activities provided $25,415 and $76,652 in cash, respectively. This increase in cash provided in investing activities is attributable to our sale of fixed assets.

Liquidity and Capital Resources

We had $52,914 in cash, cash equivalents and short-term investments as of June 30, 2006. As of such date, we also had total current assets of $1,967,572 and total assets of $3,520,017. We have total current liabilities (consisting of accounts payable, accrued liabilities, short term notes payable, due to directors and other payables) in the amount of $3,478,318. Our stockholder’s equity as of June 30, 2006 was $41,699. Since inception, we have accumulated a deficit (net loss) of $29,137,759.

We entered into two financing agreements with Qiang Long in the third quarter of 2003 and the first quarter of 2004. We refer to these contracts as the Qiang Long Contracts. These contracts require Qiang Long to make certain cash investments in Minghua. Pursuant to the Qiang Long Contracts, Qiang Long has funded Minghua a total of $6,600,000 through June 30, 2006 and Minghua has issued to Qiang Long a total of 15,000,000 shares of Minghua’s common stock for such funds. Under the Qiang Long Contracts, Qiang Long is obligated to fund an additional US$12,000,000 on December 31, 2006, and an additional US$16,800,000 on June 30, 2007. The funding under the Qiang Long Contracts is subject to, among other things, Minghua increasing its authorized capital stock so that it has sufficient authorized, but unissued capital stock to consummate the transactions contemplated by the Qiang Long Contracts. However, the Qiang Long Contracts have been amended several times to extend the time for which Qiang Long is required to make payments. Further extensions may occur in the future.

The Qiang Long Contracts provide that if the remaining payments of US$12,000,000 and US$16,800,000 due under the Qiang Long Contracts have not been made by Qiang Long on or prior to December 31, 2006 and June 30, 2007, respectively, the current directors of Minghua will each resign from their position as directors and appoint such persons to the Board as may be requested by Chu Quan Li, who was the former controlling stockholder of Minghua. The Qiang Long Contracts also provide that the Board may not, without Chu Quan Li’s prior consent, authorize the issuance of any securities of Minghua or reduce the number of outstanding securities of Minghua until all payments due under the Qiang Long Contracts have been made.

Over the next twelve months, we will need approximately $1,000,000 to fund our operations and to continue to execute our business plan. We expect to obtain the necessary funding through our financing arrangement with Qiang Long. However, the next installment from Qiang Long is not due until December 31, 2006. Prior to receiving that installment, we must seek other means of financing our current operations. We have no commitments from any person to provide such interim financing. We expect that our shareholders will extend loans to us, however, they are not obligated to do so.

Inflation

We do not believe that inflation has had a material impact on our results of operations for the years ended December 31, 2005 or December 31, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB. This evaluation was carried out under the supervision and with the participation of our management, including Chang-de Li, our Chairman and Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer). Based upon that evaluation, Chang-de Li concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Minghua reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Minghua reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended June 30, 2006 that were not previously disclosed in a quarterly report on Form 10-QSB or a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the second fiscal quarter of 2006.

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

DATED:  August 11, 2006

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED

By: /s/ Chang-de Li
Name: Chang-de Li
Title: Chairman and Interim Chief Executive Officer
(Principal Executive Officer and Principal)

EXHIBIT INDEX

Exhibit
Number	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.