Form 10QSB
period 2006-09-30
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2006-11-20
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-30183
MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(Exact name of small business issuer as specified in its charter)

NEW YORK	13-3874771
-------------------------------------	-----------------------
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

8/F East Area
Century Golden Resources Business Center
69 Banjing Road
Haidian District Beijing, People’s Republic of China, 100089
 -------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)

+86-10-884-52568
-------------------------------------------------
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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 2, 2006, are as follows:

Class of Securities	Shares Outstanding
--------------------------	-------------------------------
Common Stock, $0.01 par value	145,496,004

Transitional Small Business Disclosure Format (check one): Yes ☐ No☒

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

September 30,
ASSETS	2006
Current assets
Cash and cash equivalents	$34,769
Accounts Receivable
Prepaid expenses	11,168
Other receiveable	126,450
Deposit	1,745,951
Total current assets	1,918,338

Property, plant and equipment (net)	1,118,845

Other assets
Inventories	367,193
Licenses	48,235
Total other assets	415,428

Total assets	$3,452,611

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,662,031
Accrued liabilities	543,248
Due to directors	139,027
Other payables	425,763
Total current liabilities	2,770,069

Stockholders' equity
Common stock: par value $.01; 200,000,000 shares authorized; 145,496,004 shares issued and outstanding	1,454,960
Common stock subscribed	29,400,000
Additional paid in capital	27,342,990
Deficit accumulated during the development stage	(28,632,721)
Accumulated other comprehensive loss	(136,482)
29,428,747
Less: stock subscription receivable	(28,746,205)
Total stockholders' equity	682,542

Total liabilities and stockholders' equity	$3,452,611

The accompanying notes are an integral part
of the unaudited condensed consolidated financial statements

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended		Nine months ended		Period from June 4, 1997 (inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

Revenues
Sales revenues	$-	$-	$-	$361,304	$437,211
Cost of sales	-	-	-	562,742	666,310
Gross profit	-	-	-	(201,438)	(229,099)

Operating expenses
General and administrative expenses	249,450	183,833	533,145	613,358	12,345,940
Goodwill impairment loss	-	-	-		5,408,584
Write-off inventory and bus licenses	-	-	-		3,015,064
Research and development costs	17	6,033	4,562	32,061	8,848,105
Total operating expenses	249,467	189,866	537,707	645,419	29,617,693

Loss from operations	(249,467)	(189,866)	(537,707)	(846,857)	(29,846,792)

Other income (expense)
Interest income	-	150	-	757	43,733
Other income	-	-	-	3,971	855,115
Gain on asset disposal	-	20,700	-	54,565	(4,823)
Debt forgiveness income	-	-	119,036	144,426	275,054
Gain on disposal of subsidiaries	757,196	-	757,196	-	757,196
Interest expense	(2,691)	(1,965)	(32,531)	(8,711)	(712,204)
Total other income	754,505	18,885	843,701	195,008	1,214,071

Net income (loss) before income taxes	505,038	(170,981)	305,994	(651,849)	(28,632,721)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$505,038	$(170,981)	$305,994	$(651,849)	$(28,632,721)

Foreign currency translation adjustment	135,805	-	94,263	-	(136,482)

Comprehensive income (loss)	$640,843	$(170,981)	$400,257	$(651,849)	$(28,769,203)

Basic and diluted net loss per share	$0.00	$(0.00)	$0.00	$(0.00)

The accompanying notes are an integral part
of the unaudited condensed consolidated financial statements

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	September 30,		September 30,
	2006	2005	2006
Cash flows from operating activities:
Net income (loss)	$305,994	$(651,849)	$(28,632,721)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operations:
Depreciation and amortization	88,244	231,599	899,055
Impairment loss on intangible assets	-	-	1,494,999
Write-off inventoryand goodwill	-	-	5,809,563
Stock issued for services and debt	-	830,100	1,869,100
(Gain) loss on disposition of subsidiaries	(757,196)	(54,565)	(546,537)
Research and development expense recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating liabilities and assets:
Other receivables	-	-	(264,459)
Prepaid expense and other receivable	(55,416)	317,566	(254,489)
Inventories	(12,342)	424,345	(2,227,660)
Accounts payable and accrued liabilities	304,585	(1,295,621)	3,110,058
Net cash provided by (used in) operations	(126,131)	(198,425)	(9,674,531)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Decrease (increase) Deposit for investment	43,243	-	(1,726,230)
Sales (purchases) of intangible assets	-	-	(1,851,482)
Sales (purchases) of property and equipment	(25,775)	112,729	(623,443)
Deposit on acquisition of a company	-	-	967,585
Net cash provided by (used in) investing activities	17,468	112,729	(3,554,149)

Cash flows from financing activities:
Addition of short-loans, net of repayment	1,612	-	1,612
Due to stockholders and related parties	60,082	(111,756)	(205,396)
Proceeds from issuance of stock	-	-	11,849,352
Proceeds from convertible promissory note	-	-	3,128,225
Business acquisition	-	-	(967,585)
Dividends paid	-	-	(1,000,000)
Notes payable -bank	-	(481,828)	36,910
Deposit for common stock subscribed	-	-	656,272
Net cash provided by (used in) financing activities	61,694	(593,584)	13,499,390

Effect of rate changes on cash	33,521	-	(235,941)

Increase (decrease) in cash and cash equivalents	(13,448)	(679,280)	34,769

Cash and cash equivalents, beginning of period	48,217	715,521	-
Cash and cash equivalents, end of period	$34,769	$36,241	$34,769

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$6,746
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Disposal of previously consolidated subsidiary's fixed asset	$450,424	$-

The accompanying notes are an integral part
of the unaudited condensed consolidated financial statements

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

1.	BUSINESS DESCRIPTION AND ORGANIZATION

The consolidated financial statements of Minghua Group International Holdings Limited, include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

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

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements for all periods presented include the financial statements of Minghua USA, Acquisition Corp., Minghua Hong Kong, Keytop Holdings Limited, Top Team Holdings Limited, Minghua Environmental Protection Science and Technology Limited and Minghua China. The consolidated financial statements for the nine months ended 2006 include the accounts of Asia Key Group Limited, Euromax International Investments Limited, Beijing China Cardinal Real Estate Consulting Co., Ltd., Good View Bus Manufacturing Company Limited, Eagle Bus Development Limited, and Guangzhou, in addition to those previously listed. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company transactions have been eliminated.

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

MINORITY INTEREST IN SUBSIDIARIES

The Company records minority interest expense, which reflects the portion of the earnings of Guangzhou, which are applicable to Guangzhou Public Automobile Company (10.2% - September 30, 2006). The minority stockholders are not required to fund the Company's deficits; therefore, no minority interest in subsidiaries was recorded on the balance sheet and statements of operations at September 30, 2006 and 2005.

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

There were no stock options outstanding at September 30, 2006.

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

3.	BUSINESS COMBINATIONS

During August 2006 the Company restructured ownership of certain assets between its indirectly owned subsidiaries in preparation for the disposition of Minghua Environment Protection Science and Technology Limited (Minghua Science) and Minghua Group International Holding (Hong Kong) LTD (Minghua Hong Kong). The transfers of ownership within the Company’s subsidiaries are listed as follows:

(a) the Company transferred Beijing China Cardinal Real Estate Consulting Co., Ltd from Minghua Hong Kong to Euromax International Investments Limited; and

(b) the Company transferred Good View Bus Manufacturing (Holding) Co. Ltd. and Eagle Bus Development Limited, from Minghua Science to Top Team Holdings Limited (BVI).

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	BUSINESS COMBINATIONS (Continued)

During September 2006, the Company disposed of its entire interests in Minghua Hong Kong and Minghua Science to Messrs. Han Lian Zhong and Niu Rui Cheng in exchange for their assumption of Minghua Hong Kong and Minghua Science’s debt.

In aggregate, the Company recognized gains of $757,196 on the sale of the subsidiaries.

Inventories	$304
Prepaid expenses	66,412
Other fixed assets	450,424
Accumulated depreciation	(401,208)

Accounts payable	(3,274)
Accrued expenses	(554,112)
Due to directors	(92,779)
Other payables	(51,591)
Short-term loan	(171,372)

Net	$(757,196)

4.	STOCK OPTION PLAN

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

The exercise price of incentive stock options must not be less than the fair value of the common stock on the date of the grant. The authority to grant new options under the Plan will terminate on April 5, 2011, unless the Plan is terminated prior to that time by the board of directors. There were no options outstanding at September 30, 2006 under the Plan.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	INCOME TAXES

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

6.	DEPOSIT

The Company has made a deposit with a PRC investment consulting firm, who invests the funds on behalf of the Company. The investment consulting firm must invest the funds in low risk investments and is prohibited from investing in common stocks. On September 30, 2006 the balance in such deposit was $1,745,951.

7.	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is party of or to which any of their property is subject that will have a material adverse effect on the Company’s financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

In 2001, we acquired Minghua Group International Holding (Hong Kong) Limited, a corporation existing under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (Minghua Hong Kong), whose sole material asset was an 85% indirect equity interest in Shenzhen Minghua Environmental Protection Vehicles Co. Ltd, a corporation existing under the laws of the People’s Republic of China (Environmental Vehicle Company). On January 29, 2004 our subsidiary, Minghua Hong Kong, acquired 100% of the outstanding equity of Asia Key Group Limited, a Hong Kong corporation (Asia Key) from Jinmou Li, the son of our former Chairman Chuquan Li, for a purchase price of RMB 8,200,000 (approximately, US$990,638) and 28,210,000 shares of our Common Stock. Asia Key’s only asset is the remaining 15% equity interest in the Environmental Vehicle Company. Therefore, we indirectly own 100% of the outstanding equity of the Environmental Vehicle Company.

Plan of Operation

Environmental Vehicle Company

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

We have patents for our technology from China, Germany, Hong Kong Special Administrative Region, Taiwan, Republic of Korea, Australia and Japan. We plan to focus initially on the local public transportation sector in China. We do not plan to export our hybrid vehicles directly to other countries due to prohibitive costs that may be incurred in order for us to comply with various government regulations and tax levies. However, we plan to negotiate license agreements with manufacturers in other countries. These licensing agreements will provide us with the opportunity for global recognition and will facilitate the delivery of our state-of-the-art hybrid electric buses to the rest of the world.

Our focus is on bringing our vehicles to production so that we can begin to market and sell our vehicles and generate revenues. We have entered into financing agreements with Beijing Qiang Long Real Estate Development Co. Ltd. (“Qiang Long”). Pursuant to these arrangements, Qiang Long has funded $6,600,000 to us through December 31, 2005 and is obligated to fund an additional $28,800,000 through September 30, 2007, with $12,000,000 becoming due and payable on December 31, 2006 and $16,800,000 becoming due and payable on September 30, 2007. We plan to use the proceeds of this financing arrangement with Qiang Long to manufacture vehicles and to begin marketing our vehicles so that we can generate revenues. Without this financing, we have no other source of revenues and would not be able to execute our business plan unless alternate financing is obtained. The financing with Qiang Long is subject to our fulfillment of certain requirements. See “Liquidity and Capital Resources” below.

Beijing China Cardinal

In June 2004, we formed Beijing China Cardinal Real Estate Consulting Co., Ltd (“Beijing China Cardinal”) as an indirect wholly-owned subsidiary, to leverage the real estate development experience of our board of directors. We plan to generate revenues by engaging in real estate development in the People’s Republic of China through Beijing China Cardinal. In order to generate revenues through this new business line, however, we must first raise capital for such purpose. We do not have any agreements or arrangements for any such financing at this time. Management believes that it may be able to obtain financing once it identifies potentially profitable development opportunities.
Restructuring

During August 2006 we restructured ownership of certain of our indirectly owned subsidiaries in preparation for the disposition of Minghua Environment Protection Science and Technology Limited (Minghua Science) and Minghua Group International Holding (Hong Kong) LTD (Minghua Hong Kong). We transferred Beijing China Cardinal Real Estate Consulting Co., Ltd from Minghua Hong Kong to our subsidiary, Euromax International Investments Limited and we transferred Good View Bus Manufacturing (Holding) Co. Ltd. and Eagle Bus Development Limited from Minghua Science to our subsidiary, Top Team Holdings Limited (BVI).

During September 2006, we disposed of our entire interests in Minghua Hong Kong and Minghua Science to Han Lian Zhong and Niu Rui Cheng, pursuant to a verbal agreement between Messrs. Zhong and Cheng and the Company, in exchange for their assumption of Minghua Hong Kong and Minghua Science’s debt.

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

Results of Operations For Fiscal Quarter Ended September 30, 2006 Compared To September 30, 2005

The following table summarizes the results of our operations during the fiscal quarter ended September 30, 2006 and provides information regarding the dollar and percentage increase or (decrease) from the first fiscal quarter of 2006 to the same period of 2005.

Line Item	9/30/06	9/30/05	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	0	0	0	N/A
Net income (loss)	505,038	(170,981)	676,019	395%
Operating Expenses	249,467	189,866	59,601	31.4%
General and Administrative Expense	249,450	183,833	65,617	35.7%
Interest Expense	(2,691)	(1,965)	726	36.9%
Earnings (Loss) per common share	0	0	0	N/A

We have only generated very limited revenues from our operations since our inception. In order to generate revenues, we must raise enough capital to execute our business plan of manufacturing and selling hybrid vehicles. We believe that if we are able to consummate the financing arrangements with Qiang Long, we will have enough capital to execute our business plan.

We had revenues of $0 in the third fiscal quarter of 2006 compared to revenues of $0 during the same period in 2005. There was no change in total revenues during the third fiscal quarter of 2006 as compared to the third fiscal quarter of 2005.

During the third fiscal quarter of 2006 we incurred a net income of $505,038 compared with a loss of $170,981 for the same period in the prior year. This represents an increase of $676,019 in income or 395%. This increase was primarily the result of our disposal of subsidiaries in the third fiscal quarter of 2006 compared to the same period in 2005.

Our operating expense for the third fiscal quarter of 2006 was $249,467 as compared to $189,866 during the same period in 2005. This increase of $59,601 or 31.4% was primarily the result of increased legal and professional fees, salaries and allowance and decreased depreciation of fixed assets in the third fiscal quarter of 2006 compared to the same period in 2005.

General and administrative expenses in the third fiscal quarter of 2006 increased by $65,617, or 35.7%, from $183,833 in the third fiscal quarter of 2005 compared to $249,450 in the third fiscal quarter of 2006. The increase is primarily due to increases in legal and professional fees, salaries and allowance and increased Directors emolument in the third fiscal quarter of 2006 compared to the same period in 2005.

Interest expense in the third quarter of 2006 was $2,691 and interest expense in the same quarter of 2005 was $1,965. Interest expense increased $726 in the third fiscal quarter of 2006 or 36.9% compared to the same quarter of last year.

There was no earning or loss per common share for the third fiscal quarter of 2006, nor was there earning or loss per common share during the same period of 2005. There were no changes as a result of the factors described above.

Results of Operations for the Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table summarizes the results of our operations during the nine months ended September 30, 2006 and ended September 30, 2005, and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2006 to the nine months ended September 30, 2005.

Line Item	9/30/06	9/30/05	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	0	361,304	(361,304)	(100%)
Net income (loss)	305,994	(651,849)	957,843	146.9%
Operating Expenses	537,707	645,419	(107,712)	(16.7%)
General and Administrative Expense	533,145	613,358	(80,213)	(13.1%)
Interest Expense	32,531	8,711	23,820	273.4%
Earnings (Loss) per common share	0	0	0	0

We have only generated very limited revenues from our operations since our inception. In order to generate revenues, we must raise enough capital to execute our business plan of manufacturing and selling hybrid vehicles. We believe that if we are able to consummate the financing arrangements with Qiang Long, we will have enough capital to execute our business plan.

We had revenues of $0 in the nine months ended September 30, 2006 compared to revenues of $361,304 during the same period in 2005. Total revenues during the nine months ended September 30, 2006 decreased by $361,304 or 100% as compared to the nine months ended September 30, 2005.

During the nine months ended September 30, 2006 we incurred a net income of $305,994 compared with a net loss of $651,849 for the same period in the prior year. This represents an increase of $957,843 in net income or 146.9%. This increase in net income was primarily the result of increase in gain of disposal subsidiaries in the third fiscal quarter of 2006 compared to the same period in 2005.

Our operating expenses for the nine months ended September 30, 2006 were $537,707 as compared to $645,419 during the same period in 2005.  This decrease of $107,712 or 16.7% is primarily the result of a decrease in Directors emolument and Depreciation of fixed assets in the third fiscal quarter of 2006 compared to the same period in 2005.

General and administrative expenses for the nine months ended September 30, 2006 were $533,145 as compared to $613,358 during the same period in 2005. This decrease of $80,213 or 13.1% is primarily the result of a decrease in Directors emolument and Depreciation of fixed assets in the third fiscal quarter of 2006 compared to the same period in 2005.

Interest expense in the nine months ended September 30, 2006 was $32,531 and interest expense in the same period of 2005 was $8,711. Interest expense increased $23,820 in the nine months ended September 30, 2006 or 273.4% compared to the same period of last year.

There was no earning or loss per common share for the nine months ended September 30, 2006, nor was there earning or loss per common share during the same period of 2005. There were no changes as a result of the factors described above.

Cash Flow Analysis

The following table summarizes the statements of cash flows from the financial statements for the nine months ended September 30, 2006 compared to nine months ended September 30, 2005:

	Nine Months Ended September 30,
	2006	2005
Net Cash Provided By (Used In) Operating Activities	(126,131)	(198,425)
Net Cash (Used in) Provided By Investing Activities	17,468	112,729
Net Cash Provided By (Used In) Financing Activities	61,694	(593,584)
Net Increase (Decrease) in Cash and Cash Equivalents	(13,448)	(679,280)
Cash and Cash Equivalents - Beginning of Period	48,217	715,521
Cash and Cash Equivalents - End of Period	34,769	36,241

For the quarters ended September 30, 2006 and 2005, our operating activities used $126,131 and $198,425 in cash, respectively. This change in cash flow used in operations is primarily attributable to the fact that we did not manufacture as many vehicles as in the prior period and so we did not need to purchase a large amount of materials.

For the quarters ended September 30, 2006 and 2005, our investing activities provided $17,468 and $112,729 in cash, respectively. This decrease in cash provided by investing activities is attributable to our purchase of additional fixed assets in 2006 and sales of fixed assets in 2005.

Liquidity and Capital Resources

We had $1,780,720 in cash, cash equivalents and short-term investments as of September 30, 2006. As of such date, we also had total current assets of $1,918,338 and total assets of $3,452,611. We have total current liabilities (consisting of accounts payable, accrued liabilities, short term notes payable, due to directors and other payables) in the amount of $2,770,069. Our stockholder’s equity as of September 30, 2006 was $682,542. Since inception, we have accumulated a deficit (net loss) of $28,632,721.

We entered into two financing agreements with Qiang Long in the third quarter of 2003 and the first quarter of 2004. We refer to these contracts as the Qiang Long Contracts. These contracts require Qiang Long to make certain cash investments in Minghua. Pursuant to the Qiang Long Contracts, Qiang Long has funded Minghua a total of $6,600,000 through September 30, 2006 and Minghua has issued to Qiang Long a total of 15,000,000 shares of Minghua’s common stock for such funds. Under the Qiang Long Contracts, Qiang Long is obligated to fund an additional US$12,000,000 on December 31, 2006, and an additional US$16,800,000 on September 30, 2007. The funding under the Qiang Long Contracts is subject to, among other things, Minghua increasing its authorized capital stock so that it has sufficient authorized, but unissued capital stock to consummate the transactions contemplated by the Qiang Long Contracts. However, the Qiang Long Contracts have been amended several times to extend the time for which Qiang Long is required to make payments. Further extensions may occur in the future.

The Qiang Long Contracts provide that if the remaining payments of US$12,000,000 and US$16,800,000 due under the Qiang Long Contracts have not been made by Qiang Long on or prior to December 31, 2006 and September 30, 2007, respectively, the current directors of Minghua will each resign from their position as directors and appoint such persons to the Board as may be requested by Chu Quan Li, who was the former controlling stockholder of Minghua. The Qiang Long Contracts also provide that the Board may not, without Chu Quan Li’s prior consent, authorize the issuance of any securities of Minghua or reduce the number of outstanding securities of Minghua until all payments due under the Qiang Long Contracts have been made.

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

Risks Relating to Our Financial Condition

We are an early stage development company and we have a limited operating history. We have earned only insignificant revenues and it is uncertain whether we will earn any revenues in the future or whether we will ultimately be profitable.

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

As described above under “Liquidity and Capital Resources,” pursuant to the Qiang Long Contracts, Qiang Long is obligated, subject to certain contingencies, to fund us in the amount of US$12,000,000 on or before December 31, 2006 and an additional US$16,800,000 on or before September 30, 2007. No assurance can be given that we will be able to consummate the Qiang Long financing. Qiang Long has extended payment dates in the past and may do so again in the future. Our inability to consummate this financing would have a material adverse effect on us. Furthermore, the first installment of this financing is not due until December 31, 2006. We will need interim financing to satisfy our working capital needs prior to such date. We have no commitments for such interim financing.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. This evaluation was carried out under the supervision and with the participation of our management, including Jie Chen, our Chief Executive Officer and Chang-de Li our Chief Financial Officer. Based upon that evaluation, Jie Chen and Chang-de Li concluded that, as of September 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended September 30, 2006 that were not previously disclosed in a quarterly report on Form 10-QSB or a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the third fiscal quarter of 2006.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

EXHIBITS.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  November 20, 2006

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED

By: /s/ Jie Chen ------------------------------------------------- Name: Jie Chen Title: Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.