Form 10KSB/A
period 2005-12-31
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2006-11-21
CIK 1010566

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

On March 13, 2003, our indirect subsidiary, Ming Hua Environmental Protection Science and Technology Limited, a Hong Kong limited company (Minghua EPST), entered into the Acquisition Agreement with Good View Bus Manufacturing(Holdings) Company Limited, a Hong Kong limited company (Good View), Eagle Bus Development Limited, a Hong Kong limited company (Eagle), and Mr. Sin Keung Kok (Mr. Kok), relating to the acquisition of an 89.8% equity interest in the Guangzhou City View Bus Installation Company, a People's Republic of China limited company (the Guangzhou Bus Installation Company). The Guangzhou Bus Installation Company manufactures motor coaches for domestic sale in China and for export under the “Eagle” brand name.

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

On June 16, 2004, we formed a new indirect wholly-owned subsidiary, Beijing China Cardinal Real Estate Consulting Co. Ltd. or Beijing China Cardinal. Beijing China Cardinal is a corporation organized under the laws of the People’s Republic of China. We intend to leverage the real estate development experience of our board of directors and utilize Beijing China Cardinal as a vehicle to make real estate investments in the People’s Republic of China in the future. This marks a new business line for us. However, we fully intend to continue to develop our intellectual property and other assets relating to environmentally-friendly gas-electric vehicles.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted and traded from time to time on the Over-the-Counter Electronic Bulletin Board (OTCBB) under the symbol “MGHA”. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock as reported on Yahoo.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-	-	20,000,000
Equity compensation plans not approved by security holders	2,000,000	$1.75	0
Total	2,000,000		20,000,000

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

Line Item	12/31/05	12/31/04	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	353,478	83,733	269,745	322.15%
Net Loss	(1,289,806)	(11,024,215)	(9,734,409)	(88.30)%
Operating Expenses	$1,565,031	$11,120,659	(9,555,628)	(85.9)%
Earnings (Loss) per common share	(0.01)	(0.10)	0.09	90%

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

Our net loss for the year ended December 31, 2005 was $1,289,806 compared with $11,024,215 for the prior year. This represents a decrease of $9,734,409 or 88.30%. This decrease in net loss was primarily the result of the following factors:

•	decreased officer and director compensation of 355,218, which contributed 3.6% to the overall decrease;

•	decreased legal and professional fees of $1,470,730, which contributed 15.1% to the overall decrease;

•	decreased goodwill impairment loss due to acquisitions of $5,408,584, which contributed 55.5% to the overall decrease;

•	decreased inventory write-off and bus licenses of $994,972, which contributed 10.2% to the overall decrease;

•	decreased write-off on advance to supplier of $533,426, which contributed 5.5% to the overall decrease;

•	decreased depreciation and amortization expense of $368,002, which contributed 3.8% to the overall decrease;

•	decrease in payroll expenses of $218,249, which contributed 2.2% to the overall decrease; and

•	increase in sales of scrap inventory of $359,020, which contributed 3.7% to the overall difference.

Our operating expenses for the fiscal year ended December 31, 2005 were $1,565,031 as compared to $11,120,659 during the same period in 2004. This decrease of $9,555,628 or 85.9% is primarily the result of the following factors:

•	decreased officer and director compensation of $355,218, which contributed 3.7% to the overall decrease;

•	decreased legal and professional fees of $1,470,730, which contributed 15.3% to the overall decrease;

•	decreased goodwill impairment loss due to acquisitions of $5,408,584, which contributed 56.6% to the overall decrease;

•	decreased inventory write-off and bus licenses of $994,972, which contributed 10.4% to the overall decrease;

•	Decreased write-off on advance to supplier of $533,426, which contributed 5.6% to the overall decrease;

•	Decreased depreciation and amortization expense of $368,002, which contributed 3.8% to the overall decrease; and

•	Decreased in payroll expenses of $218,249, which contributed 2.3% to the overall decrease.

Loss per common share for the fiscal year ended December 31, 2005 was 0.00 as compared to a loss of (0.10) during the same period of 2004. This decrease of 100% is the result of the factors described above that contributed to our net loss for the year.

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

We entered into two financing agreements with Qiang Long in the third quarter of 2003 and the first quarter of 2004. We refer to these contracts as the Qiang Long Contracts. These contracts require Qiang Long to make certain cash investments in Minghua. Pursuant to the Qiang Long Contracts, Qiang Long has funded Minghua a total of US$6,600,000 through December 31, 2005 and Minghua has issued to Qiang Long a total of 15,000,000 shares of Minghua’s common stock for such funds. Under the Qiang Long Contracts, Qiang Long is obligated to fund an additional US$12,000,000 on December 31, 2006, and an additional US$16,800,000 on June 30, 2007. The funding under the Qiang Long Contracts is subject to, among other things, Minghua increasing its authorized capital stock so that it has sufficient authorized, but unissued capital stock to consummate the transactions contemplated by the Qiang Long Contracts.

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

Long-lived assets, which primarily include property, plant and equipment, are reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of the assets may not be recoverable. If we determine that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is generally measured based on a discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. The Company has elected to account for all stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148) .

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

On or about January 2, 2006 we engaged Child, Van Wagoner & Bradshaw, PLLC as our principal accountant to audit of our financial statements as successor to Child, Sullivan & Company. During the our two most recent fiscal years or subsequent interim period, have not consulted with the entity of Child, Van Wagoner & Bradshaw, PLLC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did the entity of Child, Van Wagoner & Bradshaw, PLLC provide advice to us, either written or oral, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, during our two most recent fiscal years or subsequent interim period, we have not consulted the entity of Child, Van Wagoner & Bradshaw, PLLC on any matter that was the subject of a disagreement or a reportable event.

ITEM 8A. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including Chang-de Li, our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Mr. Li concluded that as of December 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Hui Chen was appointed to the Board of Directors on and effective December 2, 2005. Mr. Chen has been serving as the Vice General Manager of Beijing Qiang Long Real Estate Development Company, a real estate development and investment company, since 1999.

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

SUMMARY COMPENSATION TABLE

Name And Principal Position	Year	Annual Compensation			Long-Term Compensation
		Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Awards		Payouts	All Other Compen- Sation ($)
					Restricted Stock Awards ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)

Chang-de Li (1), Chairman & Interim CEO	2005	149,440	0	0	0	0	0	0
	2004	77,120	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

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

(3) Mr. Li is an affiliate of Beijing Qiang Long Real Estate Development Co., Ltd. and is therefore deemed to be the beneficial owner of the shares owned by such entity. See Note 2 above.

The following table sets forth, as of December 31, 2005, the number of shares of common stock owned of record and beneficially by all directors, each of the named officers in the Summary Compensation Table, and the directors and executive officers of the Company as a group:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Before moving into its current principal executive office in June 2004, the Company rented its old principal executive office at 10th Floor, Guangdong Bianfang Building, Fu Jing Road, Fu Tian District, Shenzhen, People's Republic of China. The office was owned by Minghua Real Estate (Shenzhen) Ltd., formerly known as Minghua Investment Co., Ltd. (“Minghua Real Estate”) which is owned by a British Virgin Island company whose sole shareholder is Chuquan Li, the ex-chairman and current shareholder of the Company. While at that location, we paid Minghua Real Estate an annual rental of $153,600 under our leasing arrangement for such space.

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

Our Chairman and Interim CEO Chang-de Li is affiliated with Qiang Long. Qiang Long and Minghua are parties to the Qiang Long Contracts described above under “ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.”

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

* Incorporated by reference as indicated.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED

By:	/s/ Jie Chen
Name: Jie Chen
Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/Chang-de Li	Chairman and Chief Financial Officer	November 20, 2006
Chang-de Li

/s/Jie Chen	Chief Executive Officer and Director	November 20, 2006
Jie Chen

/s/Hui Chen	Director	November 20, 2006
Hui Chen

/s/Li Hong Liang	Director	November 20, 2006
Li Hong Liang

/s/Yun Dong Luan	Director	November 20, 2006
Yun Dong Luan

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

Since our previous report dated April 18, 2006, as described in Note 14, the Company re-evaluated its presentation of business acquisitions. The Company has restated the financial statements to reflect those presentations.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 8, 2006, except Note 14 which is dated November 4, 2006

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

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,		Period from June 4, 1997 (inception) to December 31,
	Restated	Restated	Restated
	2005	2004	2005

Revenues
Sales revenues	$353,478	$83,733	$437,211
Cost of sales	569,785	96,525	666,310
Gross profit	(216,307)	(12,792)	(229,099)

Operating expenses
General and administrative expenses	520,530	3,673,698	11,812,795
Goodwill impairment loss	-	5,408,584	5,408,584
Write-off inventory and bus licenses	1,010,046	2,005,018	3,015,064
Research and development costs	34,455	33,359	8,843,543
Total operating expenses	1,565,031	11,120,659	29,079,986

Loss from operations	(1,781,338)	(11,133,451)	(29,309,085)

Other income (expense)
Interest income	988	42,745	43,733
Other income (expense)	358,832	80,173	855,115
Loss on asset disposal	(4,823)	-	(4,823)
Gain on debt settlement	156,018	-	156,018
Acquisition expense	-	-	-
Interest expense	(19,483)	(13,682)	(679,673)
Total other income (expense)	491,532	109,236	370,370

Net loss before income taxes	(1,289,806)	(11,024,215)	(28,938,715)

Provision for income taxes	-	-	-

Net loss	$(1,289,806)	$(11,024,215)	$(28,938,715)

Foreign currency translation adjustment	(230,745)	-

Comprehensive loss	$(1,520,551)	$(11,024,215)

Basic and diluted net loss per share	$(0.01)	$(0.10)

Weighted average number of shares outstanding	145,211,456	115,065,000

The accompanying notes are an integral part
of the consolidated financial statements

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		Period from June 4, 1997 (inception) to December 31,
	Restated	Restated	Restated
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(1,289,806)	$(11,024,215)	$(28,938,715)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation and amortization	57,896	425,898	810,811
Impairment loss on intangible assets	771,922	723,077	1,494,999
Inventory write-off due to obsolete	238,124	1,622,039	1,860,163
Stock issued for debt and services	830,100	480,000	1,869,100
(Gain) loss on disposition of assets	4,822	-	210,659
Research and development expense recorded in organization		-	8,612,730
Issuance stocks to acquire subsidiary	-	3,949,400	3,949,400
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating liabilities and assets:
Other receivables	-	(264,459)	(264,459)
Prepaid expense and deposits	414,297	(176,140)	(199,073)
Inventories	314,772	(2,530,090)	(2,215,318)
Accounts payable and accrued liabilities	(1,454,202)	2,596,468	2,805,473
Net cash used in operations	(112,075)	(4,198,022)	(9,548,400)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Redemption (purchase) of short term investment	165,699	(1,935,172)	(1,769,473)
Purchase of intangibles: patent rights, license	-	(1,555,768)	(1,851,482)
Sales/purchases of property and equipment	9,433	(976,317)	(597,668)
Released deposit on acquisition of a company	-	1,088,585	967,585
Net cash provided by (used in) investing activities	175,132	(3,378,672)	(3,571,617)

Cash flows from financing activities:
Due to stockholders and related parties - net	18,833	(3,186)	(265,478)
Proceeds from issuance of stock	-	7,700,620	11,849,352
Proceeds from convertible promissory note	-	-	3,128,225
Business acquisition	-	-	(967,585)
Dividends paid		-	(1,000,000)
Notes payable -bank - net	(479,732)	-	36,910
Deposit for common stock subscribed	-	51,385	656,272
Net cash provided by (used in) financing activities	(460,899)	7,748,819	13,437,696

Effect of rate changes on cash	(269,462)	-	(269,462)

Increase(decrease) in cash and cash equivalents	(667,304)	172,125	48,217

Cash and cash equivalents, beginning of period	715,521	543,396	-
Cash and cash equivalents, end of period	$48,217	$715,521	$48,217

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,600	$-
Cash paid for income taxes	$-	$-
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for debt	$830,100	$3,128,225

The accompanying notes are an integral part
of the consolidated financial statements

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

								Development	Accumulated
					Common Stock		Additional	Stage	Other
	Common Stock		Common Stock		Subscribed		Paid In	Accumulated	Comprehensive	Subscription
	$.12834 Par Value		$.01 Par Value		$.01 Par Value		Capital	Deficit	Income	Receivable	Total
Common stock issued - June 4, 1997	10,000	$1,283		$-		$-	$-	$-	$-	$-	$1,283
Net loss for the period	-	-	-	-	-	-	-	(289)	-	-	(289)
Balance December 31, 1997	10,000	1,283	-	-	-	-	-	(289)	-	-	994
Net loss for the year	-	-	-	-	-	-	-	(3,209)	-	-	(3,209)
Balance December 31, 1998	10,000	1,283	-	-	-	-	-	(3,498)	-	-	(2,215)
Shares issued at par value Mar 30	990,000	127,057									127,057
Net loss for the period	-	-	-	-	-	-	-	(302)	-	-	(302)
Balance December 31, 1999	1,000,000	128,340	-	-	-	-	-	(3,800)	-	-	124,540
Net loss for the year	-	-	-	-	-	-	-	(9,876,193)	-	-	(9,876,193)
Balance December 31, 2000	1,000,000	128,340	-	-	-	-	-	(9,879,993)	-	-	(9,751,653)

Shares issued at $.20 Apr 5			385,685	3,857			73,280				77,137
Shares issued at $.20 Apr 17			7,500,000	75,000			1,425,000				1,500,000
Shares at par value Jun 22			28,000,000	280,000							280,000
Recapitalization Jun 22	(1,000,000)	(128,340)	3,600,000	36,000			(498,280)				(590,620)
Dividend paid Jun 22							(1,000,000)				(1,000,000)
Shares issued at $2.00 Jul 23			473,500	4,735			942,265				947,000
Shares issued at $2.00 Oct 1			10,000	100			19,900				20,000
Shares issued for debt conversion			8,500,000	85,000			8,415,000				8,500,000
Capital contributed debt to equity conversion							1,500,000				1,500,000
Net loss for the year	-	-	-	-	-	-	-	(2,492,318)	-	-	(2,492,318)
Balance December 31, 2001	-	-	48,469,185	484,692	-	-	10,877,165	(12,372,311)	-	-	(1,010,454)

Shares issued at $.20 Feb 20			372,807	3,728			70,833			(74,561)	-
Shares issued at par option exercise Apr 24 for svcs			540,260	5,403			410,597				416,000
Shares issued at $.13 Nov 27 for services			1,100,000	11,000			132,000				143,000
Net loss for the year	-	-	-	-	-	-	-	(2,490,990)	-	-	(2,490,990)
Balance December 31, 2002	-	-	50,482,252	504,823	-	-	11,490,595	(14,863,301)	-	(74,561)	(2,942,444)

Shares issued at $.12 Mar 31			1,513,969	15,139			166,537				181,676
Shares subscribed at $.40 Sep 29					15,000,000	6,000,000				(6,000,000)	-
Shares issued at $.40 Oct 3			1,511,488	15,115	(1,511,488)	(604,595)	589,480			1,209,482	1,209,482
Net loss for the year	-	-	-	-	-	-	-	(1,761,393)	-	-	(1,761,393)
Balance December 31, 2003	-	-	53,507,709	535,077	13,488,512	5,395,405	12,246,612	(16,624,694)	-	(4,865,079)	(3,312,679)

Shares issued at $.40 Jan 9 Qian Long			3,023,998	30,240	(3,023,998)	(1,209,599)	1,179,359			604,712	604,712
Shares issued at $.13 for debt conversion			24,036,269	240,363			2,887,862				3,128,225
Shares subscribed at $.21 Jan 29 Qian Long					140,000,000	29,400,000				(29,400,000)	-
Shares subscribed at $.14 Jan 13 China Cardinal					16,483,514	2,307,692				(2,307,692)	-
Shares issued at $.14 May 28 China Cardinal			4,733,229	47,332	(4,733,229)	(662,652)	615,320			662,652	662,652
Shares issued at $.14 May 28 China Cardinal			11,750,285	117,503	(11,750,285)	(1,645,040)	1,527,537			1,645,040	1,645,040
Shares issued at $.14 Mar 31 purch of Asia Key			28,210,000	282,100			3,667,300				3,949,400
Options exercised at $.12 in lieu of salary			2,500,000	25,000			275,000				300,000
Options exercised at $.12 in lieu of salary			500,000	5,000			55,000				60,000
Options exercised at $.12 in lieu of salary			1,000,000	10,000			110,000				120,000
Qian Long subscription at $.40 Dec 12			10,464,514	104,645	(10,464,514)	(4,185,806)	4,081,161			4,839,601	4,839,601
2002 stock subscription deemed to be uncollectible							(74,561)			74,561	-
Net loss for the year	-	-	-	-	-	-	-	(11,024,215)	-	-	(11,024,215)
Balance December 31, 2004	-	-	139,726,004	1,397,260	140,000,000	29,400,000	26,570,590	(27,648,909)	-	(28,746,205)	972,736

Shares issued at $.14 for debt			5,770,000	57,700			772,400				830,100
Net loss for the year								(1,289,806)			(1,289,806)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(230,745)	-	(230,745)
Balance December 31, 2005	-	$-	145,496,004	$1,454,960	140,000,000	$29,400,000	$27,342,990	$(28,938,715)	$(230,745)	$(28,746,205)	$282,285

The accompanying notes are an integral part
of the consolidated financial statements

1.	BUSINESS DESCRIPTION AND ORGANIZATION

NAME CHANGE AND REORGANIZATION

The consolidated financial statements of Minghua Group International Holdings Limited, include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

On August 2, 2001, an amendment to the certificate of incorporation was made changing the name of the Company from Panagra International Corporation (“Panagra”) to Minghua Group International Holdings Limited (“Minghua USA”). This amendment also increased the authorized common shares of Minghua USA from 40,000,000 shares to 200,000,000 shares.

Panagra, formerly United Network Technologies, Inc., was incorporated under the laws of the State of New York on February 29, 1996. The Company and its subsidiary Minghua Acquisition Corp., a Delaware Corporation (“Acquisition Corp.”) incorporated June 2001, acquired in June 2001 all the outstanding stock of Ming Hua Group International Holding (Hong Kong) Limited (“Minghua Hong Kong”). Minghua Hong Kong was incorporated under the laws of the Hong Kong Special Administrative Region of the Peoples Republic of China on June 4, 1997.

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

At that time, the sole asset of Minghua Hong Kong was an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. (“Minghua China”), a Peoples Republic of China (PRC) corporation. The remaining 15% equity minority interest in Minghua China is owned by a related party, Asia Key Group Limited, through its wholly-owned subsidiary Minghua Real Estate (Shenzhen) Ltd., formerly known as Minghua Investment Co., Ltd. (“Minghua Real Estate”). On January 29, 2004, the Company acquired this 15% minority interest held by Minghua Real Estate, in a related party transaction by paying $990,638 in cash and issuing 28,210,000 common shares of Minghua USA.

1.	BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

TECHNOLOGY

Minghua China is the owner of patented technology (“Technology”) relating to hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system. Minghua China produced its first prototype hybrid vehicle (“Minghua Hybrid Vehicle”) in 2000. Minghua China has sold no Minghua Hybrid Vehicles to date. All manufacturing by Minghua China of the Minghua Hybrid Vehicle is done in China. Minghua Hong Kong and Minghua China entered into an agreement in 2003 to acquire Guangzhou City View Bus Installation Company Limited (“Guangzhou”), a PRC corporation, which owns a license to manufacture buses in China. All production is presently being done in one non-automated (labor intensive) production facility in Guangzhou.

In 1999, the rights to the result of the Research and Development (“R&D”) expenditures to develop the technology (pending patent rights), which were substantially complete, were transferred to Minghua China from Mr. Chuquan Li (“Chairman”) and Mr. Chun Fu Wang (collectively “Developers”) who were also stockholders who had effective control of Minghua China. This transfer was deemed to be a transfer between entities under common control and was therefore recorded on Minghua China's records at the Developers' accumulated historical cost basis. The Developers accumulated R&D expenditures at the time of transfer was approximately $8.6 million, which was expensed by Minghua China as R&D with a corresponding note payable to the Developers recorded as due to stockholders. The R&D activities to develop the technology started in 1994.

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

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements for all periods presented include the financial statements of Minghua USA, Acquisition Corp., Minghua Hong Kong, Top Team Holdings Limited, Ming Hua Environmental Protection Science and Technology Limited, Minghua China, Asia Key Group Limited, Euromax International Investments Limited, Beijing China Cardinal Real Estate Consulting Co., Ltd., Good View Bus Manufacturing Company Limited, Eagle Bus Development Limited, and Guangzhou. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

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

PROPERTY AND EQUIPMENT

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Under the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, the Company recognizes an “impairment charge” when the expected net undiscounted future cash flows from an asset's use and eventual disposition are less than the asset's carrying value and the asset's carrying value exceeds its fair value. Measurement of fair value for an asset or group of assets may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset or assets.

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

During 2005 management determined that it would no longer produce traditional buses, but would focus on its hybrid technology. Consequently, an impairment loss was recognized for the full carrying amount of $771,922 for the 21 models of traditional buses.

ADVERTISING COSTS

All costs associated with advertising and promoting the buses are expensed in the period incurred. Advertising expense was $250 and $24,357 for the years ended December 31, 2005 and 2004, respectively and $299,384 for the period from June 4, 1997 (inception) to December 31, 2005.

INCOME TAXES

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” these deferred taxes are measured by applying currently enacted tax laws.

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

RELATED PARTY TRANSACTIONS AND STOCKHOLDER'S LOANS

The caption “Due to Stockholders” and “Due to Related Company” are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company rents office space from the related company.

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

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB), “Accounting for Stock Issued to Employees.” Under APB No.25 the Company recognized no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

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

On March 13, 2003, Minghua’s indirect subsidiary, Ming Hua Environmental Protection Science and Technology Limited, a Hong Kong limited company (Minghua EPST), entered into the Acquisition Agreement with Good View Bus Manufacturing(Holdings) Company Limited, a Hong Kong limited company (Good View), Eagle Bus Development Limited, a Hong Kong limited company (Eagle), and Mr. Sin Keung Kok (Mr. Kok), relating to the acquisition of an 89.8% equity interest in the Guangzhou City View Bus Installation Company, a People's Republic of China limited company (the Guangzhou Bus Installation Company). The Guangzhou Bus Installation Company manufactures motor coaches for domestic sale in China and for export under the “Eagle” brand name.

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

Goodwill in the amount of $468,546 was written to zero at the year end and was reported as goodwill impairment loss.

In January, 2004, Minghua Hong Kong entered into a stock purchase agreement with Jinmou Li, the son of the Company’s former Chairman, to acquire 100% of the equity in Asia Key Group Limited (“Asia Key”) a Hong Kong corporation, in which Jinmou Li is the sole stockholder. Asia Key’s only asset at the time was a 15% equity interest in Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. (“Minghua China”). Upon the consummation of this acquisition, Minghua China become a 100% wholly owned subsidiary of the Company. The acquisition required $990,638 in cash and issuance of 28,210,000 shares of common stock at US$.14 per share of Minghua USA for an aggregate price of $4,940,038. The book value of the net assets transferred at the time of acquisition has a negative balance. In this regard, the purchase of the 15% minority interest was recorded to goodwill. The Company subsequently recorded the entire amount of $4,940,038 as impairment loss.

On June 16, 2004, Minghua Hong Kong formed a wholly owned subsidiary in the PRC, named Beijing China Cardinal Real Estate Consulting Co., Ltd. (“Beijing Cardinal Real Estate”). The Company intends to use Beijing Cardinal Real Estate as a vehicle to make future real estate investments in the PRC. At December 31, 2005, Beijing Cardinal Real Estate had not begun significant operations.

In 2002, Citic Worldwide Limited (“Citic”) was engaged as a consultant for the Company. The Company agreed to issue 800,000 shares of the Company's common stock for services rendered in connection with the acquisition of the Guangzhou City View Bus Installation Company Limited. The shares to be issued will be valued at an approximate market value of $.30 per share for a total

3.	BUSINESS ACQUISITIONS (Continued)

consideration of $240,000 for its services. This amount is included in accrued liabilities on the balance sheet at December 31, 2005.

On December 5, 2002, the Company entered into a stock purchase agreement with Beijing Win-Win Oversea Scholars Innovation Investment Corporation, (“Beijing Win-Win”) and paid $121,000 as a deposit for a 51% interest in Beijing Win-Win. The original terms and conditions of this agreement have not been finalized and the Company is currently working with Beijing Win-Win to amend the original stock purchase agreement. It is unknown as of the date of these financial statements whether this stock purchase will be effected.

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

On September 29, 2003, the Company entered into its first stock subscription agreement with the Beijing Qiang Long Real Estate Development Co., Ltd. (“Qiang Long”), relating to the purchase of 15,000,000 shares of the Company's common stock at a purchase price of $.40 per share, for an aggregate consideration amount of $6,000,000. In 2003, 3,023,705 shares of stock were purchased under the subscription agreement for an aggregate consideration of $1,209,482. In 2003, 1,511,488 shares of the 3,023,705 shares purchased were issued under this subscription agreement. In January 2004, Qiang Long funded $1,204,820 and received an additional 3,023,998 shares of the Company's common stock. During December 2004 Qiang Long funded the remaining $3,585,698 due on the subscription and received the remaining 10,464,514 shares.

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

4.	STOCKHOLDERS' EQUITY (Continued)

ISSUANCE OF COMMON STOCK (Continued)

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

Luck Pond Enterprises Limited by Hong Kong (“Luck Pond”) had provided consulting services and acted as a finder in connection with the above-mentioned two subscription agreements with Qiang Long and an investment that was made in January 2004 by China Cardinal Limited of Hong Kong. In consideration of those services, Luck Pond will receive a ten percent commission on the total investment proceeds from both investors, payable in common stock of the Company and was determined by management to be equivalent to 28,390,531 common shares. This commission is contingent upon final funding of 100% of all the three above-mentioned subscription agreements. During 2004, at the completion of two of the agreements, the Company charged $830,100 to expense. The amount was included in accrued liabilities at December 31, 2004, and in January 2005, the Company issued 5,770,000 shares of its common stock in payment of the liability.

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

4.	STOCKHOLDERS' EQUITY (Continued)

STOCK OPTION PLAN (Continued)

Stock option transactions are summarized as follows:

	Stock Options
	2005	2004
Outstanding - beginning of year	-	8,000,000
Granted	-	-
Exercised	-	4,000,000
Forfeited	-	4,000,000
Outstanding - end of year	-	-

Shares exercisable - end of year	-	-

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

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.

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

The Company has a United States federal net operating loss carryforward of approximately $5.2 million expiring in the years 2021 - 2025. The tax benefit of this net operating loss has been offset by a full valuation allowance. A portion of the net operating loss carryforward will be subject to a limitation due to the “Change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions.

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

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS No. 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

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

14.	RESTATEMENT

Subsequent to the issuance of the financial statements, management reevaluated its presentation related to our 2004 acquisitions. The result of the restatement is that the “acquisition expense” on the “other income (expense)” should be reclassified to operation expense as “impairment loss”. The restatement had no effect on the balance sheet. The impairment loss represents goodwill from the acquisitions which was subsequently impaired.

The goodwill impairment loss includes acquisition of the 15% minority interest of Shenzhen Minghua Environmental Protection Vehicle Co., Ltd for $4,940,038 and $468,546 from the acquisition of Guanzhou City View. (See Note 3, business combination.)

					Period from June 4, 1997 (inception) to	Period from June 4, 1997 (inception) to
	Year ended December 31,				December 31,	December 31,
	Restated	Original	Restated	Original	Restated	Original
	2005	2005	2004	2004	2005	2005

Revenues
Sales revenues	$353,478	$353,478	$83,733	$83,733	$437,211	$437,211
Cost of sales	569,785	569,785	96,525	96,525	666,310	666,310
Gross profit	(216,307)	(216,307)	(12,792)	(12,792)	(229,099)	(229,099)

Operating expenses
General and administrative expenses	520,530	1,171,556	3,673,698	5,424,185	11,812,795	14,214,308
Good will impairment loss	-	-	5,408,584	-	5,408,584	-
Write-off inventory and bus licenses	1,010,046	-	2,005,018	-	3,015,064	-
Research and development costs	34,455	34,455	33,359	33,359	8,843,543	8,843,543
Total operating expenses	1,565,031	1,206,011	11,120,659	5,457,544	29,079,986	23,057,851

Loss from operations	(1,781,338)	(1,422,318)	(11,133,451)	(5,470,336)	(29,309,085)	(23,286,950)

Other income (expense)
Interest income	988	988	42,745	42,745	43,733	43,733
Other income (expense)	358,832	(188)	80,173	80,173	855,115	496,095
Loss on asset disposal	(4,823)	(4,823)	-	-	(4,823)	(4,823)
Gain on debt settlement	156,018	156,018	-	-	156,018	156,018
Acquisition expense	-	-	-	(5,663,115)	-	(5,663,115)
Interest expense	(19,483)	(19,483)	(13,682)	(13,682)	(679,673)	(679,673)
Total other income (expense)	491,532	132,512	109,236	(5,553,879)	370,370	(5,651,765)

Net loss before income taxes	(1,289,806)	(1,289,806)	(11,024,215)	(11,024,215)	(28,938,715)	(28,938,715)

Provision for income taxes	-	-	-	-	-	-

Net loss	$(1,289,806)	$(1,289,806)	$(11,024,215)	$(11,024,215)	$(28,938,715)	$(28,938,715)

Foreign currency translation adjustment	(230,745)	(230,745)	-	-

Comprehensive loss	$(1,520,551)	$(1,520,551)	$(11,024,215)	$(11,024,215)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.10)	$(0.10)

Weighted average number of shares outstanding	145,211,456	145,211,456	115,065,000	115,065,000

EXHIBITS

Exhibit Number	Description

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

* Incorporated by reference as indicated.