Form 10KSB/A
period 2005-12-31
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2007-01-12
CIK 1010566

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Chang-de Li (1), Chairman & Interim CEO	2005	149,440	0	0	0	0	0	0
	2004	77,120	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

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

*10.21
Placement Agency Agreement, dated July 23, 2001, between the Company and Chicago Investment Group Incorporated [Incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

*10.22
Letter Agreement repayment of stockholder loan, dated December 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit 99.1 of the Form 8-K filed on December 20, 2001 in Commission file number 0-30183]

*10.23
Technology Development Contract, dated February 15, 2004, between Tsinghua University and the Company [Incorporated by reference to Exhibit 10.23 of the Form 10-KSB filed on April 14, 2005 in Commission file number 0-30183].

*10.24
Sales Contract of Guangzhou Cityview Bus Installation Co., Ltd., dated August 6, 2004, between Changsha United Electric Power Science and Technology Co., Ltd. and Guangzhou Cityview Bus Installation Co., Ltd. [Incorporated by reference to Exhibit 10.24 of the Form 10-KSB filed on April 14, 2005 in Commission file number 0-30183].

*10.25
Lease Agreement, dated May 30, 2004, between Liu Gui Zhi and Beijing China Cardinal Real Estate Consulting Ltd. [Incorporated by reference to Exhibit 10.25 of the Form 10-KSB filed on April 14, 2005 in Commission file number 0-30183].

*10.26
Lease Agreement, dated May 20, 2004, between Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. and Richard Zhang [Incorporated by reference to Exhibit 10.26 of the Form 10-KSB filed on April 14, 2005 in Commission file number 0-30183].

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
Jie Chen
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ Jie Chen Jie Chen	Chief Executive Officer and Director	January 12, 2007
/s/ Xin-min Pan Xin-min Pan	Chief Financial Officer	January 12, 2007
/s/ Chang-de Li Chang-de Li	Chairman	January 12, 2007
/s/ Hui Chen Hui Chen	Director	January 12, 2007
/s/ Li Hong Liang Li Hong Liang	Director	January 12, 2007
/s/ Yun Dong Luan Yun Dong Luan	Director	January 12, 2007

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
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

December 31,
2005
ASSETS
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

The accompanying notes are an integral part of the consolidated financial statements

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended		Period from June 4, 1997 (inception) to
	December 31,		December 31,
	Restated	Restated	Restated
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(1,289,806)	$(11,024,215)	$(28,938,715)
Adjustments to reconcile net loss to		-
net cash used in operations:		-
Depreciation and amortization	57,896	425,898	810,811
Impairment loss on intangible assets	771,922	254,531	1,026,453
Write-off goodwill and inventory	238,124	6,508,531	6,746,655
Stock issued for debt and services	830,100	480,000	1,869,100
(Gain) loss on disposition of assets	4,822	-	210,659
Research and development expense recorded in organization		-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating liabilities and assets:		-	-
Other receivables	-	(260,232)	(260,232)
Prepaid expense and deposits	414,297	347,717	324,784
Inventories	314,772	(815,133)	(500,361)
Accounts payable and accrued liabilities	(1,454,202)	(372,290)	(163,285)
Net cash used in operations	(112,075)	(4,455,193)	(9,805,571)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Payment for purchase of subsidiaries	-	(1,690,474)	(2,658,059)
Redemption (purchase) of short term investment	165,699	(1,935,172)	(1,769,473)
Purchase of intangibles: patent rights, license	-	(537,643)	(833,357)
Sales/purchases of property and equipment	9,433	318,853	697,502
Released deposit on acquisition of a company	-	1,088,585	967,585
Net cash provided by (used in) investing activities	175,132	(2,755,851)	(3,916,381)

Cash flows from financing activities:
Due to stockholders and related parties	18,833	(368,836)	(631,128)
Proceeds from issuance of stock	-	7,098,210	11,246,942
Proceeds from stock subscription receivable		653,795	1,258,682
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid		-	(1,000,000)
Notes payable -bank - net	(479,732)	-	36,910
Net cash provided by (used in) financing activities	(460,899)	7,383,169	14,039,631

Effect of rate changes on cash	(269,462)	-	(269,462)

Increase(decrease) in cash and cash equivalents	(667,304)	172,125	48,217

Cash and cash equivalents, beginning of period	715,521	543,396	-
Cash and cash equivalents, end of period	$48,217	$715,521	$48,217

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,600	$-
Cash paid for income taxes	$-	$-
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for debt	$830,100	$3,128,225

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

4.	STOCKHOLDERS' EQUITY (Continued)

ISSUANCE OF COMMON STOCK (Continued)

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

Subsequent to the issuance of the financial statements, management reevaluated its presentation related to our 2004 acquisitions. The result of the restatement is that the “acquisition expense” on the “other income (expense)” should be reclassified to operation expense as “impairment loss”. The restatement had no effect on the balance sheet. The impairment loss represents goodwill from the acquisitions which was subsequently impaired. In addition, the cash flow statement was reclassified to properly identify the cash flows from the acquisitions.

The goodwill impairment loss includes acquisition of the 15% minority interest of Shenzhen Minghua Environmental Protection Vehicle Co., Ltd for $4,940,038 and $468,546 from the acquisition of Guanzhou City View. (See Note 3, business combination.)

					Period from June 4, 1997 (inception) to	Period from June 4, 1997 (inception) to
	Year ended December 31,				December 31,	December 31,
	Restated	Original	Restated	Original	Restated	Original
	2005	2005	2004	2004	2005	2005

Revenues
Sales revenues	$353,478	$353,478	$83,733	$83,733	$437,211	$437,211
Cost of sales	569,785	569,785	96,525	96,525	666,310	666,310
Gross profit	(216,307)	(216,307)	(12,792)	(12,792)	(229,099)	(229,099)

Operating expenses
General and administrative expenses	520,530	1,171,556	3,673,698	5,424,185	11,812,795	14,214,308
Good will impairment loss	-	-	5,408,584	-	5,408,584	-
Write-off inventory and bus licenses	1,010,046	-	2,005,018	-	3,015,064	-
Research and development costs	34,455	34,455	33,359	33,359	8,843,543	8,843,543
Total operating expenses	1,565,031	1,206,011	11,120,659	5,457,544	29,079,986	23,057,851

Loss from operations	(1,781,338)	(1,422,318)	(11,133,451)	(5,470,336)	(29,309,085)	(23,286,950)

Other income (expense)
Interest income	988	988	42,745	42,745	43,733	43,733
Other income (expense)	358,832	(188)	80,173	80,173	855,115	496,095
Loss on asset disposal	(4,823)	(4,823)	-	-	(4,823)	(4,823)
Gain on debt settlement	156,018	156,018	-	-	156,018	156,018
Acquisition expense	-	-	-	(5,663,115)	-	(5,663,115)
Interest expense	(19,483)	(19,483)	(13,682)	(13,682)	(679,673)	(679,673)
Total other income (expense)	491,532	132,512	109,236	(5,553,879)	370,370	(5,651,765)

Net loss before income taxes	(1,289,806)	(1,289,806)	(11,024,215)	(11,024,215)	(28,938,715)	(28,938,715)

Provision for income taxes	-	-	-	-	-	-

Net loss	$(1,289,806)	$(1,289,806)	$(11,024,215)	$(11,024,215)	$(28,938,715)	$(28,938,715)

Foreign currency translation adjustment	(230,745)	(230,745)	-	-

Comprehensive loss	$(1,520,551)	$(1,520,551)	$(11,024,215)	$(11,024,215)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.10)	$(0.10)

Weighted average number of shares outstanding	145,211,456	145,211,456	115,065,000	115,065,000

					Period from June 4, 1997 (inception) to	Period from June 4, 1997 (inception) to
	Year ended December 31,				December 31,	December 31,
	Restated	Original	Restated	Original	Restated	Original
	2005	2005	2004	2004	2005	2005
Cash flows from operating activities:
Net loss	$(1,289,806)	$(1,289,806)	$(11,024,215)	$(11,024,215)	$(28,938,715)	$(28,938,715)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation and amortization	57,896	57,896	425,898	425,898	810,811	810,811
Impairment loss on intangible assets	771,922	771,922	254,531	-	1,026,453	771,922
Write-off goodwill and inventory	238,124	-	6,508,531	-	6,746,655	-
Stock issued for debt and services	830,100	830,100	480,000	480,000	1,869,100	1,869,100
(Gain) loss on disposition of assets	4,822	4,822	-	-	210,659	210,659
Loss on acquisition of subsidiaries				5,663,115		5,663,115
Research and development expense recorded in organization			-	-	8,612,730	8,612,730
Reorganization expenses recorded in organization	-	-	-	-	455,830	455,830
Changes in operating liabilities and assets:
Other receivables	-	-	(260,232)	-	(260,232)	-
Prepaid expense and deposits	414,297	414,297	347,717	87,485	324,784	(110,418)
Inventories	314,772	552,896	(815,133)	806,906	(500,361)	1,359,802
Accounts payable and accrued liabilities	(1,454,202)	(1,454,202)	(372,290)	(305,865)	(163,285)	1,127,818
Net cash used in operations	(112,075)	(112,075)	(4,455,193)	(3,866,676)	(9,805,571)	(8,167,346)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	-	-	(320,579)	(320,579)
Payment for purchase of subsidiaries	-	-	(1,690,474)	-	(2,658,059)	-
Redemption (purchase) of short term investment	165,699	165,699	(1,935,172)	(1,935,172)	(1,769,473)	(1,769,473)
Purchase of intangibles: patent rights, license	-	-	(537,643)	-	(833,357)	(295,714)
Sales/purchases of property and equipment	9,433	9,433	318,853	303,353	697,502	(597,668)
Released deposit on acquisition of a company	-	-	1,088,585	-	967,585	(121,000)
Net cash provided by (used in) investing activities	175,132	175,132	(2,755,851)	(1,631,819)	(3,916,381)	(3,104,434)

Cash flows from financing activities:
Due to stockholders and related parties	18,833	18,833	(368,836)	(100,298)	(631,128)	(265,478)
Proceeds from issuance of stock	-	-	7,098,210	7,700,620	11,246,942	11,849,352
Proceeds from stock subscription receivable			653,795	51,385	1,258,682	656,272
Business acquisition	-	-	-	(1,914,662)	-	(2,882,247)
Proceeds from convertible promissory note	-	-	-	-	3,128,225	3,128,225
Dividends paid			-	-	(1,000,000)	(1,000,000)
Notes payable -bank	(479,732)	(479,732)	-	(66,425)	36,910	103,335
Net cash provided by (used in) financing activities	(460,899)	(460,899)	7,383,169	5,670,620	14,039,631	11,589,459

Effect of rate changes on cash	(269,462)	(269,462)	-	-	(269,462)	(269,462)

Increase (decrease) in cash and cash equivalents	(667,304)	(667,304)	172,125	172,125	48,217	48,217

Cash and cash equivalents, beginning of period	715,521	715,521	543,396	543,396	-	-
Cash and cash equivalents, end of period	$48,217	$48,217	$715,521	$715,521	$48,217	$48,217

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,600	$6,600	$-	$-
Cash paid for income taxes	$-	$-	$-	$-
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for debt	$830,100	$830,100	$3,128,225	$3,128,225

EXHIBITS
Exhibit Number	Description

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

*10.21
Placement Agency Agreement, dated July 23, 2001, between the Company and Chicago Investment Group Incorporated [Incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

*10.22
Letter Agreement repayment of stockholder loan, dated December 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit 99.1 of the Form 8-K filed on December 20, 2001 in Commission file number 0-30183]

*10.23
Technology Development Contract, dated February 15, 2004, between Tsinghua University and the Company [Incorporated by reference to Exhibit 10.23 of the Form 10-KSB filed on April 14, 2005 in Commission file number 0-30183].

*10.24
Sales Contract of Guangzhou Cityview Bus Installation Co., Ltd., dated August 6, 2004, between Changsha United Electric Power Science and Technology Co., Ltd. and Guangzhou Cityview Bus Installation Co., Ltd. [Incorporated by reference to Exhibit 10.24 of the Form 10-KSB filed on April 14, 2005 in Commission file number 0-30183].

*10.25
Lease Agreement, dated May 30, 2004, between Liu Gui Zhi and Beijing China Cardinal Real Estate Consulting Ltd. [Incorporated by reference to Exhibit 10.25 of the Form 10-KSB filed on April 14, 2005 in Commission file number 0-30183].

*10.26
Lease Agreement, dated May 20, 2004, between Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. and Richard Zhang [Incorporated by reference to Exhibit 10.26 of the Form 10-KSB filed on April 14, 2005 in Commission file number 0-30183].

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