Form 10KSB
period 2006-12-31
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2007-04-16
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The issuer’s revenues for its most recent fiscal year are zero.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 29, 2007 is $3,428,880.

The number of shares outstanding of the issuer's common stock as of March 29, 2007 is 148,509,867.

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

Through our indirect subsidiary, the Environmental Vehicle Company, we have been focused on the development and commercialization of mass transit, hybrid electric vehicles, primarily buses, since 2001. However, to date we have not been able to successfully commercialize these vehicles and our products only exist in prototype form. Our hybrid vehicles are powered by a combination of a combustion diesel engine and electric power systems based upon our patented technology. Prototype hybrid vehicles and a limited number of other vehicles have been produced, but to date we have made no sales of these vehicles.

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

The Environmental Vehicle Company

The Environmental Vehicle Company is our primary operating subsidiary, and its main business is the development, production and sale of hybrid vehicles. In September 2000, the Environmental Vehicle Company successfully developed its first prototype hybrid electric bus. Since then, in May 2004, the Environmental Vehicle Company developed its second generation hybrid vehicle. Since developing our first prototype hybrid vehicle in September 2000, we have not sold any hybrid vehicles.

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

Research and Development

Our research and development activities are conducted through our subsidiary, the Guangzhou Bus Installation Company. The Guangzhou Bus Installation Company has 8 employees who work exclusively on research and development of future generation products. The Environmental Vehicle Company has invested approximately $7,174 in the research and development conducted through the Guangzhou Bus Installation Company in fiscal year 2006 and $34,455 was invested during the fiscal year ending December 31, 2005.

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

•
Since the national standards of environmental protection, safety and technological regulations are continuously becoming more stringent, some vehicles that are already in production and being sold must be upgraded in four or five years to satisfy the new standards and then be tested again by the government.

We currently hold 16 types of vehicle production and sales permits.

Employees

As of March 20, 2007, we had a total of 35 employees (excluding consultants and temporary help). Of these employees, 10 are management personnel at our parent company and our subsidiaries, 5 are in accounting, 9 are administrative staff, 8 are engaged in research and development and 3 are involved in sales and related support.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted and traded from time to time on the Over-the-Counter Electronic Bulletin Board (OTCBB) under the symbol “MGHA”. The transfer agent of our common stock is American Stock Transfer & Trust Company whose address is at Operations Center 6201 15th Avenue, Brooklyn, NY 11219, (718) 921-8210.

The following table sets forth, for the periods indicated, the high and low bid prices for the common stock as reported on Yahoo.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

FISCAL YEAR	QUARTER ENDING	HIGH	LOW

2006	December 31, 2006	$0.025	$0.01

	September 30, 2006	$0.02	$0.015

	June 30, 2006	$0.03	$0.017

	March 31, 2006	$0.05	$0.017

2005	December 31, 2005	$0.04	$0.01

	September 30, 2005	$0.09	$0.02

	June 30, 2005	$0.15	$0.07

	March 31, 2005	$0.30	$0.11

Holders

The number of holders of record of our common stock as of March 29, 2007 was 268.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-	-	20,000,000

Equity compensation plans not approved by security holders	2,000,000	$1.75	0

Total	2,000,000	-	20,000,000

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2006 that were not previously disclosed in a quarterly report on Form 10-QSB or a current report on Form 8-K that was filed during the 2006 fiscal year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

From inception through June 22, 2001 we were relatively inactive with limited operations and revenue. On June 22, 2001, we acquired the Environmental Vehicle Company and since then, we have been focused on the development and commercialization of mass transit, hybrid electric vehicles, primarily buses. However, to date, we have not been able to successfully commercialize these vehicles and our products only exist in prototype form.

We have entered into financing agreements with Beijing Qiang Long Real Estate Development Co. Ltd. (“Qiang Long”). Pursuant to these arrangements, Qiang Long has funded to us a total of US$7,286,706 through December 31, 2006 and is obligated to fund an additional $28,113,294 through June 30, 2007. Without this financing, we have no other source of revenues and would not be able to execute our business plan unless alternate financing is obtained. The financing with Qiang Long is contingent. See “Liquidity and Capital Resources” below.

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

At December 31, 2006 we had $39,622 in cash. Without receipt of financing from Qiang Long or from some other source, we would not have enough working capital to sustain our operations for the next twelve months.

Results of Operations

Fiscal Year Ended December 31, 2006 Compared to December 31, 2005

The following table summarizes the results of our operations during the fiscal years ended December 31, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the 2005 fiscal year to the 2006 fiscal year.

Line Item	12/31/06	12/31/05	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0.00	$353,478	($353,478)	(100%)

Net Loss	($345,621)	($1,170,770)	($825,149)	(70.48)%

Operating Expenses	$1,101,349	$1,565,031	($463,682)	(29.62%)

Earnings (Loss) per common share	($0.00)	($0.01)	$0.01	100%

We have only generated very limited revenues from our operations since our inception. In order to generate revenues, we must raise enough capital to execute our business plan of manufacturing and selling hybrid vehicles. We believe that if we are able to consummate the financing arrangements with Qiang Long, we will have enough capital to execute our business plan.

We had revenues of $0.00 in fiscal year 2006 compared to revenues of $353,478 during fiscal year 2005. The revenues in 2006 decreased by $353,478 or 100% primarily due to the fact that the revenues in fiscal year 2005 were derived from the sale of a total of 6 diesel buses in three separate sale transactions during the first quarter of 2005. In total, 3 buses were sold to Man Zhou Li Golden Bridge Foreign Vehicle Transporting Co., Ltd., 2 were sold to He Yuan Communications Group Tong Fa He Ping Subsidiary, and 1 bus was sold to Guang Zhou Zhao Shang Tour Ltd. The cost of sales for the buses sold in 2005 exceeded revenues from the sale of the buses by $216,307.

Our net loss for the year ended December 31, 2006 was $345,621 compared to $1,170,770 for the prior year. This represents a decrease of $825,149 or 70.48%. This decrease in net loss was primarily the result of the following factors:

•	decreased Provision for impairment of $702,398, which contributed 85.01% to the overall decrease; and

•	increase in other income of $145,160 which offset the overall decrease by 17.59%.

Our operating expenses for the fiscal year ended December 31, 2006 were $1,101,349 as compared to $1,565,031 during the same period in 2005. This decrease of $463,682 or 29.62% is primarily the result of the following factors:

•	decreased Provision for impairment of $702,398, which contributed 69.54% to the overall decrease;

•	increased legal and professional fees of $66,747, which offset the overall decrease by 14.39%;

•	decreased Research & development of $27,281, which contributed 5.88% to the overall decrease;

•	increased payroll and other general and administrative expense of $66,911, which offset 3.93% the overall decrease by 14.43%; and

•	increased depreciation and amortization expense of $132,339 which offset the overall decrease by 28.54%.

Loss per common share for the fiscal year ended December 31, 2006 was 0.00 as compared to a loss of 0.01 during the same period of 2005. This decrease of 100% is primarily the result of the factors described above that contributed to our net loss for the year.

Liquidity and Capital Resources

We had $39,622 in cash, cash equivalents and short-term investments as of December 31, 2006. As of such date, we also had total current assets of $2,071,424 and total assets of $3,150,772. We have total current liabilities (consisting of accounts payable, accrued liabilities, short term notes payable, due to directors and other payables) in the amount of $2,487,622. Our stockholder’s equity as of December 31, 2006 was $663,150. Since inception, we have accumulated a deficit (net loss) of ($29,165,300).

We entered into two financing agreements with Qiang Long in the third quarter of 2003 and the first quarter of 2004. We refer to these contracts as the Qiang Long Contracts. These contracts require Qiang Long to make certain cash investments in Minghua. Pursuant to the Qiang Long Contracts, Qiang Long has funded Minghua a total of US$7,286,706 through December 31, 2006, and Minghua has issued to Qiang Long a total of 18,013,862 shares of Minghua’s common stock for such funds. Under the Qiang Long Contracts, Qiang Long is obligated to fund an additional US$28,113,294 on June 30, 2007. The funding under the Qiang Long Contracts is subject to, among other things, Minghua increasing its authorized capital stock so that it has sufficient authorized, but unissued capital stock to consummate the transactions contemplated by the Qiang Long Contracts.

The Qiang Long Contracts have been amended several times to extend the time for which Qiang Long is required to make payments. Further extensions may occur in the future.

The Qiang Long Contracts provide that if the remaining payments due under the Qiang Long Contracts have not been made by Qiang Long on or prior to June 30, 2007, the current directors of Minghua will each resign from their position as directors and appoint such persons to the Board as may be requested by Chu Quan Li, who was the former controlling stockholder of Minghua.

Finally, the Qiang Long Contracts provided that the Board may not, without Chu Quan Li’s prior consent, authorize the issuance of any securities of Minghua or reduce the number of outstanding securities of Minghua until all payments due under the Qiang Long Contracts have been made

Over the next twelve months, we will need approximately $1,000,000 to fund our operations and to continue to execute our business plan. We expect to obtain the necessary funding though our financing arrangement with Qiang Long. However, the next installment from Qiang Long is not due until June 30, 2007. Prior to receiving that installment, we must seek other means of financing our current operations. We have no commitments from any person to provide such interim financing. We expect that our shareholders will extend loans to us, however, they are not obligated to do so.

Critical Accounting Policies

Preparation of our financial statements requires management to make judgments, assumptions, and estimates regarding uncertainties that affect the reported amounts of assets, liabilities, stockholders' equity, revenues and expenses. Note 2 of the Notes to the Consolidated Financial Statements describes the significant accounting policies used in preparation of our consolidated financial statements. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ materially from management's estimates under different assumptions or conditions.

The consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2006 or December 31, 2005.

Seasonality

We may experience seasonal variations in our future revenues and our operating costs, however, we do not believe that these variations will be material.

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

As described above under “Liquidity and Capital Resources,” pursuant to the Qiang Long Contracts, Qiang Long is obligated, subject to certain contingencies, to fund us in the amount of US$28,200,000 on or before June 30, 2007. No assurance can be given that we will be able to consummate the Qiang Long financing. Qiang Long has extended payment dates in the past and may do so again in the future. Our inability to consummate this financing would have a material adverse effect on us. Furthermore, this financing is not due until June 30, 2007. We will need interim financing to satisfy our working capital needs prior to such date. We have no commitments for such interim financing.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about January 1, 2006, Child, Sullivan & Company, our independent auditor changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, we terminated our auditing arrangement with Child, Sullivan & Company as our independent auditor and engaged Child, Van Wagoner & Bradshaw, PLLC, as our independent auditor for our fiscal year ending December 31, 2006 and the interim periods for 2005 and 2006.

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

There were no disagreements between us and Child, Sullivan & Company, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Child, Sullivan & Company has not advised us that:

1) internal controls necessary to develop reliable financial statements did not exist; or

2) information has come to the attention of Child, Sullivan & Company which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

3) the scope of the audit should be expanded significantly, or information has come to the attention of Child, Sullivan & Company that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended December 31, 2006.

On or about January 2, 2006 we engaged Child, Van Wagoner & Bradshaw, PLLC as our principal accountant to audit of our financial statements as successor to Child, Sullivan & Company. During the our two most recent fiscal years or subsequent interim period, we have not consulted with the entity of Child, Van Wagoner & Bradshaw, PLLC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did the entity of Child, Van Wagoner & Bradshaw, PLLC provide advice to us, either written or oral, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, during our two most recent fiscal years or subsequent interim period, we have not consulted the entity of Child, Van Wagoner & Bradshaw, PLLC on any matter that was the subject of a disagreement or a reportable event.

ITEM 8A. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including Jie Chen our Chief Executive Officer and Xinmin Pan our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of December 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers of Minghua

The directors and executive officers of Minghua are as follows:

Name	Age	Position

Chang-de Li	50	Chairman of the Board
Jie Chen	51	Chief Executive Officer
Xinmin Pan	61	Chief Financial Officer
Hui Chen	37	Director
Li Hong Liang	45	Director
Yun Dong Luan	70	Director

Chang-de Li was appointed Chairman of the Board of Directors on May 10, 2004. Mr. Li has acted as the chairman of the Board of Directors of Qiang Long, a real estate development and investment company, since 1993. During his tenure as chairman, he has led the company to develop many holiday villages, hotels and business centers throughout China.

Jie Chen was appointed Chief Executive Officer of the Company on September 22, 2006. Prior to this appointment, Ms. Chen served as Vice President of Public Relations and has been a member of the Board of Directors of the Company since February 2004. Upon being appointed as Chief Executive Officer of the Company, Ms. Chen resigned from the office of Vice President of Public Relations. She is also a director of Shenzhen Minghua Environmental Protection Vehicles Co. Ltd., Guangzhou City View Bus Installation Company, and Beijing China Cardinal Real Estate Consulting Co. Ltd., all of which are the Company’s subsidiaries. Ms. Chen is the Vice Secretary of the Zhang Xue-Liang Fund Association and has held such position and other positions with such Association over the past five years. The Zhang Xue-Liang Fund Association is in the business of arranging meetings, conferences and exhibitions. It also provides public relations and investor relations support to its clients. Prior to joining the Zhang Xue-Liang Fund Association, Ms. Chen held various key positions with television stations and public relations companies in China.

Xin-min Pan became the Company’s Chief Financial Officer on December 4, 2006. Prior to his appointment, Mr. Pan has worked as an accountant with the Company since October 2006. Before joining the Company Mr. Pan served as the General Accountant for ZhongFang Investment Holding Ltd. from March 2006 to October 2006, as the Chief Financial Officer of the Beijing JinLang Hotel from January 2002 to March 2006, as the Chief Financial Officer of the Beijing Happy Holiday Hotel from January 2001 to January 2002, and as Chief Accountant and Chair of the Financing Department of North China Jinghai Industry Corporation, from November 1990 to January 2001.

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

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as set forth in our discussion below in “Certain Relationships and Related Transactions”, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC. None of the directors, director designees or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the year ended December 31, 2006, all such filing requirements applicable to our officers and directors were complied with, during the fiscal year ended December 31, 2006.

Code of Ethics

On March 8, 2004, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. We have incorporated the code of ethics herein by reference to exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003.

Committees

We currently do not have standing audit, nominating or compensation committees. Currently, our entire board of directors is responsible for the functions that would otherwise be handled by these committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be responsible for nomination of new director candidates and will be responsible for implementing our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. Our board of directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chairman and each of the next four highly compensated executive officers for services in all capacities to us, our subsidiaries and predecessors. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)(3)	Total ($)
Chang-de Li, Chairman (1)	2006	0	N/A	N/A	N/A	N/A	N/A	N/A	0
Jie Chen, CEO and Director	2006	15,354(2)	N/A	N/A	N/A	N/A	N/A	N/A	15,354
Xinmin Pan, CFO	2006	1,125(3)	N/A	N/A	N/A	N/A	N/A	N/A	1,125

Narrative to Summary Compensation Table

(1) Chang-de Li served as our Chief Executive Officer and as our Chief Financial Officer until Jie Chen’s and Xinmin Pan’s respective appointments to those offices in September and October 2006, respectively.

(2) Ms. Chen was appointed as our Chief Executive Officer in September 2006. She received total compensation amounting to RMB 368,491 in 2006, which included compensation for her services as our Vice President of Media Relations from 2004 to 2006. Only 1/3 or approximately US$ 15,354 of Ms. Chen’s compensation was for her salary as our Chief Executive Officer.

(3) As Mr. Pan was appointed as our Chief Financial Officer from in December 2006. His annual salary of RMB 9,000 or US $1,125 received from the Company in 2006 included compensation for his services as our accountant from October 2006 to December 2006.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2006.

Additional Narrative Disclosure

Except for Mr. Xinmin Pan, we do not have employment agreements with any of our other executive officers or directors. We have a verbal understanding with our Chairman, Chang-de Li regarding the payment to him of an annual salary in the amount of $107,692 and we have a verbal understanding with our Director and Vice President of Public Relations, Jie Chen regarding the payment to her of an annual salary of $92,318.

Compensation of Directors

All directors are reimbursed for out-of-pocket expenses in connection with attendance at board of director's and/or committee meetings, but are not otherwise compensated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2006 by each person who is known by us to beneficially own more than 5% of our common stock.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Common Stock $0.01 par value	Chuquan Li Guangdong Bian Fang Building, 10th Floor Futian District, Shenzhen, 518033 People’s Republic of China	16,200,000	11.13%
Common Stock $0.01 par value	Beijing Qiang Long Real Estate Development Co. Ltd. No. 95 Kangxi Road Ba Da Xia Industrial Development Zone Yanqing County, Beijing People’s Republic of China	155,000,000(2)	54.3%(2)
Common Stock $0.01 par value	Chang-de Li No. 95 Kangxi Road Ba Da Xia Industrial Development Zone Yanqing County, Beijing People’s Republic of China	155,000,000(3)	54.3%(3)
Common Stock $0.01 par value	Kingsrich Development Limited(4) Sincere Insurance Building 4 - 6 Hennessey Road Wanchai, Hong Kong	14,000,000	9.6%
Common Stock $0.01 par value	China Cardinal Limited of Hong Kong(5) Flat/Rm 708 7th Floor Dunnies House 20 Luard Road Wanchai HONG KONG	10,000,000	6.9%

(1) Calculated using the number of shares outstanding on March 29, 2007 of 148,509,867.

(2) Consists of (i) 15,000,000 shares of common stock acquired pursuant to a subscription agreement with Minghua, dated September 29, 2003; (ii) the right to purchase 140,000,000 shares of common stock for an aggregate purchase price of US$29,400,000, or a price per share of $0.21, pursuant to a contract with the Minghua, dated January 29, 2004 and (iii)3,013,863 common stocks were issued to Chinese Dragon Heritage Investment Management Limited on Dec.18,2006. In determining the percentage of class represented in the table above 140,000,000 shares issuable pursuant to the January 29, 2004 contract were added to the total outstanding shares of the issuer's common stock of 148,509,867.

(3) Mr. Li is an affiliate of Beijing Qiang Long Real Estate Development Co., Ltd. and is therefore deemed to be the beneficial owner of the shares owned by such entity. See Note 2 above.

(4) Kingsrich Development Limited is controlled by Li Guanglian.

(5) China Cardinal Limited of Hong Kong is controlled by Wang Wei.

Security Ownership of Management

The following table sets forth, as of December 31, 2006, the number of shares of common stock owned of record and beneficially by all directors, each of the named officers in the Summary Compensation Table, and the directors and executive officers of the Company as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Minghua Group International Holdings Limited, 8/F East Area, Century Golden Resources Business Center, 69 Banjing Road, Haidian District, Beijing, People’s Republic of China, 100089.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Common Stock $0.01 par value	Chang-de Li Chairman	155,000,000(2)	54.3%(2)
Common Stock $0.01 par value	Jie Chen Chief Executive Officer	0	0
Common Stock $0.01 par value	Xinmin Pan Chief Financial Officer	0	0
Common Stock $0.01 par value	Hui Chen Director	0	0
Common Stock $0.01 par value	Li Hong Liang Director	0	0
Common Stock $0.01 par value	Yun Dong Luan Director	0	0
Common Stock $0.01 par value	Albert Wong former Chief Executive Officer, President, Secretary and Treasurer 14/F., West Wing, Sincere Insurance Bldg., 4-6 Hennessy Road, Wanchai, Hong Kong	500,000	0.3%
	All Directors and Executive Officers as a Group (6 people)	155,000,000(2)	54.3%(2)

(1) Calculated using the number of shares outstanding on March 29, 2007 of 148,509,867.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Our Chairman Chang-de Li is affiliated with Qiang Long. Qiang Long and Minghua are parties to the Qiang Long Contracts described above under “ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.”

Our director Li, Hong Liang is also the Vice Manager of China Cardinal Limited. On January 13, 2004 Minghua and China Cardinal Limited entered into an investment Contract pursuant to which China Cardinal Limited purchased 16,483,514 shares of our common stock for an aggregate price of US$2,307,692.

Director Independence

The board of directors is currently composed of 4 members.. None of our directors are “independent” directors, as that term is defined under the Nasdaq listing standards.

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

*10.12
Non-Qualified Stock Option Agreement, dated July 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit 10.2 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.13
Stock Option Agreement, dated July 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit 10.3 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.14
Employment Agreement, dated April 5, 2001, between the Company and Ronald C. H. Lui [Incorporated by reference to Exhibit 10.4 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.15
Incentive Stock Option Agreement, dated April 5, 2001, between the Company and Ronald C. H. Lui [Incorporated by reference to Exhibit 10.5 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.16
Non-qualified Stock Option Agreement, dated April 5, 2001, between the Company and Ronald C. H. Lui [Incorporated by reference to Exhibit 10.6 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.17
Amendment to Stock Option Agreements, dated April 16, 2001, between the Company and Ronald C. H. Lui [Incorporated by reference to Exhibit 10.7 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.18
Consulting Agreement, dated April 2, 2001, between the Company and First Pacific Capital Ltd. [Incorporated by reference to Exhibit 10.8 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.19
Letter Agreement, dated April 5, 2001, between the Company and First Pacific Capital Ltd. [Incorporated by reference to Exhibit 10.10 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.20	2001 Stock Plan [Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed on July 3, 2001 in Commission file number 0-30183]

*10.21
Placement Agency Agreement, dated July 23, 2001, between the Company and Chicago Investment Group Incorporated [Incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

*10.22
Letter Agreement repayment of stockholder loan, dated December 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit 99.1 of the Form 8-K filed on December 20, 2001 in Commission file number 0-30183]

*10.23
Technology Development Contract, dated February 15, 2004, between Tsinghua University and the Company [incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004].

*10.24
Sales Contract of Guangzhou Cityview Bus Installation Co., Ltd., dated August 6, 2004, between Changsha United Electric Power Science and Technology Co., Ltd. and Guangzhou Cityview Bus Installation Co., Ltd. [incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004].

*10.25
Lease Agreement, dated May 30, 2004, between Liu Gui Zhi and Beijing China Cardinal Real Estate Consulting Ltd. [incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004].

*10.26
Lease Agreement, dated May 20, 2004, between Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. and Richard Zhang [incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004].

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $46,154 and $13,512 respectively.

Accounting Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2006 and 2005 for accounting services by the principal accountant and are not reported under the paragraph captioned “Audit Fees” above are $38,585 and $96,184 respectively.

Tax Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2006 and 2005 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

Our board of directors has adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended, to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2006 and the quarterly reviews for the subsequent fiscal quarters of 2007 through the review for the quarter ended September 30, 2007 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Chang-de Li to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

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

SIGNATURE	CAPACITY	DATE
/s/Chang-de Li Chang-de Li	Chairman	April 16, 2007

/s/Jie Chen Jie Chen	Chief Executive Officer and Director	April 16, 2007

/s/Xinmin Pan Xinmin Pan	Chief Financial Officer	April 16, 2007

/s/Hui Chen Hui Chen	Director	April 16, 2007

/s/Li Hong Liang Li Hong Liang	Director	April 16, 2007

/s/Yun Dong Luan Yun Dong Luan	Director	April 16, 2007

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Minghua Group International Holdings Limited
New York

We have audited the consolidated balance sheets of Minghua Group International Holdings Limited (a New York development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minghua Group International Holdings Limited as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial recurring losses. This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 15, 2007

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2006	2005 Restated
Current assets
Cash and cash equivalents	$39,622	$48,217
Prepaid expense	-	77,584
Note receivable	-	71,030
Other receivable	25,702	-
Interest income receivable	84,033	119,036
Short term investment	1,922,067	1,769,473
Total current assets	2,071,424	2,085,340
Property, plant and equipment (net)	1,073,155	1,188,251
Other assets
Inventories	-	355,155
Intangible assets	6,193	49,493
Total other assets	6,193	404,648
Total assets	$3,150,772	$3,678,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,685,964	$1,643,147
Accrued liabilities	558,466	1,037,057
Short-term notes payable	-	169,760
Due to directors	29,276	171,724
Other payables	213,916	255,230
Total current liabilities	2,487,622	3,276,918
Stockholders' equity

Common stock: par value $.01; 200,000,000 shares authorized; 148,509,866 and 145,496,004 shares issued and outstanding	1,485,099	1,454,960
Common stock subscribed	28,767,089	29,400,000
Additional paid in capital	27,945,762	27,342,990
Deficit accumulated during the development stage	(29,165,300)	(28,819,679)
Accumulated other comprehensive loss	(256,206)	(230,745)
	28,776,444	29,147,526
Less: stock subscription receivable	(28,113,294)	(28,746,205)
Total stockholders' equity	663,150	401,321
Total liabilities and stockholders' equity	$3,150,772	$3,678,239

The accompanying notes are an integral part of the consolidated financial statements.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Period from June 4, 1997 (inception) to
	Year ended December 31,		December 31,
	2006	2005 Restated	2006

Revenues
Sales revenues	$-	$353,478	$437,211
Cost of sales	-	569,785	666,310
Gross profit	-	(216,307)	(229,099)

Operating expenses
General and administrative expenses	786,527	520,530	12,599,322
Goodwill impairment loss	-	-	5,408,584
Write-off inventory and bus licenses	307,648	1,010,046	3,322,712
Research and development costs	7,174	34,455	8,850,717
Total operating expenses	1,101,349	1,565,031	30,181,335

Loss from operations	(1,101,349)	(1,781,338)	(30,410,434)

Other income (expense)
Interest income	82,543	120,024	126,276
Other income (expense)	1,283	358,832	975,434
Gain (Loss) on asset disposal	5,995	(4,823)	1,172
Other operation loss	(9,289)	-	(9,289)
Gain on debt settlement	-	156,018	156,018
Gain on disposal in subsidiaries	707,825		707,825
Interest expense	(32,629)	(19,483)	(712,302)
Total other income (expense)	755,728	610,568	1,245,134

Net loss before income taxes	(345,621)	(1,170,770)	(29,165,300)

Provision for income taxes	-	-	-

Net loss	$(345,621)	$(1,170,770)	$(29,165,300)

Foreign currency translation adjustment	(25,461)	(230,745)

Comprehensive loss	$(371,082)	$(1,401,515)

Basic and diluted net loss per share	$(0.00)	$(0.01)
Weighted average number of shares outstanding	145,603,347	145,211,456

The accompanying notes are an integral part of the consolidated financial statements.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended		Period from June 4, 1997 (inception) to
	December 31,		December 31,
	2006	2005 Restated	2006
Cash flows from operating activities:
Net loss	$(345,621)	$(1,170,770)	$(29,165,300)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation and amortization	190,235	57,896	972,784
Impairment loss on intangible assets		771,922	1,026,453
Write-off goodwill and inventory	354,851	238,124	7,101,506
Stock issued for debt and services	-	830,100	1,869,100
(Gain) loss on disposition of assets	(707,825)	4,822	(497,166)
Research and development expense recorded in organization			8,612,730
Reorganization expenses recorded in organization			455,830
Changes in operating liabilities and assets:
Other receivables	45,328	-	(214,904)
Prepaid expense and deposits	11,172	414,297	335,956
Inventories	-	314,772	(500,361)
Accounts payable and accrued liabilities	93,440	(1,454,202)	(69,845)
Net cash provided by (used in) operations	(358,420)	6,961	(10,073,217)

Cash flows from investing activities:
Interest income receivable	35,003	(119,036)	(84,033)
Reorganization - cash used	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption (purchase) of short term investment	(132,873)	165,699	(1,902,346)
Purchase of intangibles: patent rights, license	-	-	(833,357)
Sales of property and equipment	(71,643)	-	(71,643)
Purchase property and equipment	-	9,433	697,502
Deposit to a subsidiary	(10,922)	-	(10,922)
Net cash provided by (used in) investing activities	(180,435)	56,096	(4,215,852)

Cash flows from financing activities:
Addition of short-loans	1,612	-	1,612
Payments to stockholders payable	(49,669)	-	(699,130)
Advance from stockholders payable	-	18,833	18,833
Proceeds from issuance of stock	632,911	-	13,138,535
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds from notes payable	-	-	649,492
Payments to notes payable	-	(612,582)	(612,582)
Net cash provided by (used in) financing activities	584,854	(593,749)	14,624,985
Effect of rate changes on cash	(54,594)	(269,462)	(295,794)
Increase(decrease) in cash and cash equivalents	(8,595)	(800,154)	40,122
Cash and cash equivalents, beginning of period	(84,633)	715,521	-
Cash and cash equivalents, end of period	$(93,228)	$(84,633)	$40,122

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$6,600
Cash paid for income taxes	$-	$-
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for debt	$-	$830,100

The accompanying notes are an integral part of the consolidated financial statements.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

								Development	Accumulated
					Common Stock		Additional	Stage	Other
	Common Stock		Common Stock		Subscribed		Paid In	Accumulated	Comprehensive	Subscription
	$.12834 Par Value		$.01 Par Value		$.01 Par Value		Capital	Deficit	Income	Receivable	Total
Common stock issued - June 4, 1997	10,000	$1,283		$-		$-	$-	$-	$-	$-	$1,283
Net loss for the period	-	-	-	-	-	-	-	(289)	-	-	(289)
Balance December 31, 1997	10,000	1,283	-	-	-	-	-	(289)	-	-	994
Net loss for the year	-	-	-	-	-	-	-	(3,209)	-	-	(3,209)
Balance December 31, 1998	10,000	1,283	-	-	-	-	-	(3,498)	-	-	(2,215)
Shares issued at par value Mar 30	990,000	127,057									127,057
Net loss for the period	-	-	-	-	-	-	-	(302)	-	-	(302)
Balance December 31, 1999	1,000,000	128,340	-	-	-	-	-	(3,800)	-	-	124,540
Net loss for the year	-	-	-	-	-	-	-	(9,876,193)	-	-	(9,876,193)
Balance December 31, 2000	1,000,000	128,340	-	-	-	-	-	(9,879,993)	-	-	(9,751,653)

Shares issued at $.20 Apr 5			385,685	3,857			73,280				77,137
Shares issued at $.20 Apr 17			7,500,000	75,000			1,425,000				1,500,000
Shares at par value Jun 22			28,000,000	280,000							280,000
Recapitalization Jun 22	(1,000,000)	(128,340)	3,600,000	36,000			(498,280)				(590,620)
Dividend paid Jun 22							(1,000,000)				(1,000,000)
Shares issued at $2.00 Jul 23			473,500	4,735			942,265				947,000
Shares issued at $2.00 Oct 1			10,000	100			19,900				20,000
Shares issued for debt conversion			8,500,000	85,000			8,415,000				8,500,000
Capital contributed debt to equity conversion							1,500,000				1,500,000
Net loss for the year	-	-	-	-	-	-	-	(2,492,318)	-	-	(2,492,318)
Balance December 31, 2001	-	-	48,469,185	484,692	-	-	10,877,165	(12,372,311)	-	-	(1,010,454)

Shares issued at $.20 Feb 20			372,807	3,728			70,833			(74,561)	-
Shares issued at par option exercise Apr 24 for svcs			540,260	5,403			410,597				416,000
Shares issued at $.13 Nov 27 for services			1,100,000	11,000			132,000				143,000
Net loss for the year	-	-	-	-	-	-	-	(2,490,990)	-	-	(2,490,990)
Balance December 31, 2002	-	-	50,482,252	504,823	-	-	11,490,595	(14,863,301)	-	(74,561)	(2,942,444)

Shares issued at $.12 Mar 31			1,513,969	15,139			166,537				181,676
Shares subscribed at $.40 Sep 29					15,000,000	6,000,000				(6,000,000)	-
Shares issued at $.40 Oct 3			1,511,488	15,115	(1,511,488)	(604,595)	589,480			1,209,482	1,209,482
Net loss for the year	-	-	-	-	-	-	-	(1,761,393)	-	-	(1,761,393)
Balance December 31, 2003	-	-	53,507,709	535,077	13,488,512	5,395,405	12,246,612	(16,624,694)	-	(4,865,079)	(3,312,679)

Shares issued at $.40 Jan 9 Qian Long			3,023,998	30,240	(3,023,998)	(1,209,599)	1,179,359			604,712	604,712
Shares issued at $.13 for debt conversion			24,036,269	240,363			2,887,862				3,128,225
Shares subscribed at $.21 Jan 29 Qian Long					140,000,000	29,400,000				(29,400,000)	-
Shares subscribed at $.14 Jan 13 China Cardinal					16,483,514	2,307,692				(2,307,692)	-
Shares issued at $.14 May 28 China Cardinal			4,733,229	47,332	(4,733,229)	(662,652)	615,320			662,652	662,652
Shares issued at $.14 May 28 China Cardinal			11,750,285	117,503	(11,750,285)	(1,645,040)	1,527,537			1,645,040	1,645,040
Shares issued at $.14 Mar 31 purch of Asia Key			28,210,000	282,100			3,667,300				3,949,400
Options exercised at $.12 in lieu of salary			2,500,000	25,000			275,000				300,000
Options exercised at $.12 in lieu of salary			500,000	5,000			55,000				60,000
Options exercised at $.12 in lieu of salary			1,000,000	10,000			110,000				120,000
Qian Long subscription at $.40 Dec 12			10,464,514	104,645	(10,464,514)	(4,185,806)	4,081,161			4,839,601	4,839,601
2002 stock subscription deemed to be uncollectible							(74,561)			74,561	-
Net loss for the year	-	-	-	-	-	-	-	(11,024,215)	-	-	(11,024,215)
Balance December 31, 2004	-	-	139,726,004	1,397,260	140,000,000	29,400,000	26,570,590	(27,648,909)	-	(28,746,205)	972,736

The accompanying notes are an integral part of the consolidated financial statements.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) -Continued -

								Development	Accumulated
					Common Stock		Additional	Stage	Other
	Common Stock		Common Stock		Subscribed		Paid In	Accumulated	Comprehensive	Subscription
	$.12834 Par Value		$.01 Par Value		$.01 Par Value		Capital	Deficit	Income	Receivable	Total

Balance December 31, 2004	-	$-	139,726,004	$1,397,260	140,000,000	$29,400,000	$26,570,590	$(27,648,909)	$-	$(28,746,205)	$972,736

Shares issued at $.14 for debt			5,770,000	57,700			772,400				830,100
Net loss for the year - restated								(1,170,770)			(1,170,770)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(230,745)	-	(230,745)
Balance December 31, 2005 - restated	-	-	145,496,004	1,454,960	140,000,000	29,400,000	27,342,990	(28,819,679)	(230,745)	(28,746,205)	401,321

Shares issued at $.21 December 18 Qiang Long			3,013,862	30,139	(3,013,863)	(632,911)	602,772			632,911	632,911
Net loss for the year								(345,621)			(345,621)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(25,461)	-	(25,461)
Balance December 31, 2006	-	$-	148,509,866	$1,485,099	136,986,137	$28,767,089	$27,945,762	$(29,165,300)	$(256,206)	$(28,113,294)	$663,150

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

Panagra, formerly United Network Technologies, Inc., was incorporated under the laws of the State of New York on February 29, 1996. The Company and its subsidiary Minghua Acquisition Corp., a Delaware Corporation (“Acquisition Corp.”) incorporated June 2001, acquired in June 2001 all the outstanding stock of Minghua Group International Holding (Hong Kong) Limited (“Minghua Hong Kong”). Minghua Hong Kong was incorporated under the laws of the Hong Kong Special Administrative Region of the Peoples Republic of China on June 4, 1997.

The acquisition was effected by paying to the Minghua Hong Kong stockholders $1,000,000 and issuing 28,000,000 additional Minghua USA common shares that resulted in the Minghua Hong Kong shareholders owning approximately 70% of the outstanding shares of Minghua USA and having control of Minghua USA after this transaction. For financial reporting purposes, this transaction was recorded as a recapitalization of Minghua Hong Kong. Minghua Hong Kong was deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, was deemed to have adopted the capital structure of Minghua USA.

At that time, the sole asset of Minghua Hong Kong was an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. (“Minghua China”), a Peoples Republic of China (PRC) corporation. The remaining 15% equity minority interest in Minghua China was owned by a related party, Asia Key Group Limited, through its wholly-owned subsidiary Minghua Real Estate (Shenzhen) Ltd., formerly known as Minghua Investment Co., Ltd. (“Minghua Real Estate”). On January 29, 2004, the Company acquired this 15% minority interest held by Minghua Real Estate, in a related party transaction by paying $990,638 in cash and issuing 28,210,000 common shares of Minghua USA. In September 2006, the Company disposed of its entire interests in Minghua Hong Kong and Minghua China.

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

The Company has incurred losses since inception and has negative working capital. This raises substantial doubt about its ability to continue as a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. Management plans to seek the acquisition of operating business through stock transactions and to continue financing its operations through private placement transactions. There is no assurance that the Company will be successful in these plans.

RESTRICTIONS ON TRANSFER OF ASSETS OUT OF CHINA

Dividend payments by the Company’s operating subsidiaries, are limited by certain statutory regulations in China. No dividends may be paid by these subsidiaries without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax. Repayments of loans or advances from subsidiaries to Minghua USA, unless certain conditions are met, will be restricted by the Chinese government.

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

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements for all periods presented include the accounts of Minghua USA, Acquisition Corp., Minghua Hong Kong, Top Team Holdings Limited, Minghua Environmental Protection Science and Technology Limited (“Minghua Science”), Minghua China, Asia Key Group Limited, Euromax International Investments Limited, Beijing China Cardinal Real Estate Consulting Co., Ltd., Good View Bus Manufacturing Company Limited, Eagle Bus Development Limited, and Guangzhou City View Bus Installation Company. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has determined The Peoples Republic of China Chinese Yuan Renminbi (“RMB”) to be its functional currency. The accompanying consolidated financial statements are presented in United States (US) dollars. The consolidated financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

MINORITY INTEREST IN SUBSIDIARIES

The Company records minority interest expense, which reflects the portion of the earnings of Guangzhou, which are applicable to Guangzhou Public Automobile Company (10.2%). The minority stockholders are not required to fund the Company's deficits; therefore, no minority interest in subsidiaries was recorded on the balance sheet and statements of operations at December 31, 2006 and 2005. See also Notes 1 and 3 relating to the Minority Interest.

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

Depreciation and amortization are provided for financial reporting purposes primarily on the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated
Useful Life

Transportation equipment	5 years

Office, computer software and equipment	5 years

Furniture and fixtures	5 years

Production equipment	10 years

Building and improvements	20 years

Construction in progress	20 years

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As a result of the acquisition of Ghangzhou, the Company acquired certain licenses from the PRC. These licenses have finite lives and are being amortized ratably over their useful lives using the historical cost of Ghangzhou. Components of intangible assets in the consolidated balance sheet at December 31, 2006 consisted of:

	Life	Cost	Accumulated Amortization	Net
Industrial property rights	15 year	$138,595	$138,595	$-
Land use rights	5 year	24,782	18,589	6,193
		$163,377	$157,184	$6,193

Amortization expense totaled $44,068 and $21,014 for the years ended 2006 and 2005.

ADVERTISING COSTS

All costs associated with advertising and promoting the buses are expensed in the period incurred. Advertising expense was $2,903 and $250 for the years ended December 31, 2006 and 2005, respectively and $302,387 for the period from June 4, 1997 (inception) to December 31, 2006.

INCOME TAXES

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” these deferred taxes are measured by applying currently enacted tax laws.

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the years ended December 31, 2006 and 2005 were $7,174 and $34,455 respectively and a cumulative amount of $8,850,717 for the period from June 4, 1997 (inception) to December 31, 2006. Of this cumulative amount, $8,612,730 was the amount spent by Minghua Hong Kong shareholders to develop the patent, prior to the reverse merger.

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

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

	Year ended December 31,
	2006	2005 Restated
NUMERATOR FOR BASIC AND DILUTED LPS
Net loss to common stockholders	$(345,621)	$(1,170,770)

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares of common stock outstanding	145,603,347	145,211,456

LPS - Basic and diluted	$(0.00)	$(0.01)

There were no potentially dilutive securities outstanding at December 31, 2006.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with SFAS 123(R), “Share-Based Payment.” Under SFAS 123(R) the Company is required to recognize share-based compensation expense at fair valued. “The Company had no such compensation expense for the years ended December 31, 2006 and 2005.

COMPREHENSIVE LOSS

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Currency translation adjustments are presented as other comprehensive income.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

3.	BUSINESS ACQUISITIONS

On March 13, 2003, Minghua’s indirect subsidiary, Minghua Environmental Protection Science and Technology Limited, a Hong Kong limited company (“Minghua Science”), entered into the Acquisition Agreement with Good View Bus Manufacturing(Holdings) Company Limited, a Hong Kong limited company (Good View), Eagle Bus Development Limited, a Hong Kong limited company (Eagle), and Mr. Sin Keung Kok (Mr. Kok), relating to the acquisition of an 89.8% equity interest in the Guangzhou City View Bus Installation Company, a People's Republic of China limited company (the Guangzhou Bus Installation Company). The Guangzhou Bus Installation Company manufactured motor coaches for domestic sale in China and for export under the “Eagle” brand name.

The acquisition of the equity interest was effective on January 2004 after obtaining certain governmental approvals. The parties to the Acquisition Agreement entered into, and simultaneously consummated the transactions contemplated by, a supplemental agreement (the Supplemental Agreement), which replaced the original Acquisition Agreement. Pursuant to the Supplemental Agreement, instead of acquiring the Guangzhou Bus Installation Company directly, Minghua Science acquired a controlling interest in the entities that control the Guangzhou City View Bus Installation Company. More specifically, Minghua Science acquired Good View (which owned 23.8% of the Guangzhou Bus Installation Company) and Eagle (which owned 66% of the Guangzhou Bus Installation Company), respectively. Therefore, the Company became the indirect owner of an 89.8% equity interest in the Guangzhou Bus Installation Company. The remaining 10.2% is held by Guangzhou Public Automobile No. 2 Company.

The purchase price of RMB14,000,000 (US$1,690,474) was determined by the parties based upon the market value of the assets and business potential of Guangzhou Bus Installation Company.

3.	BUSINESS ACQUISITIONS (Continued)

The purchase price was allocated to assets and liabilities as follows on the designated effective date on January 1, 2004:

Accounts receivable	$4,227
Inventories	1,714,957
Other receivables	523,857
Property, plant and equipment	1,295,170
Intangible - 28 bus licenses	1,018,125
Bank note payable	(66,425)
Accounts payable	(2,055,941)
Accrued liabilities	(816,482)
Due to related parties	(281,131)
Due to director	(84,519)
Other accounts payable	(29,910)
1,221,928

Good will (cost in excess of FMV)	468,546
Total purchase price paid	$1,690,474.00

Goodwill in the amount of $468,546 was written to zero at 2004 and was reported as goodwill impairment loss.

In January, 2004, Minghua Hong Kong entered into a stock purchase agreement with Jinmou Li, the son of the Company’s former Chairman, to acquire 100% of the equity in Asia Key Group Limited (“Asia Key”) a Hong Kong corporation, in which Jinmou Li was the sole stockholder. Asia Key’s only asset at the time was a 15% equity interest in Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. (“Minghua China”). Upon the consummation of this acquisition, Minghua China become a 100% wholly owned subsidiary of the Company. The acquisition required $990,638 in cash and issuance of 28,210,000 shares of common stock at US$.14 per share of Minghua USA for an aggregate price of $3,949,400. The book value of the net assets transferred at the time of acquisition had a negative balance. In this regard, the purchase of the 15% minority interest was recorded to goodwill. The Company subsequently recorded the entire amount as impairment loss. In September 2006, the Company disposed of its entire interests in Minhua Hong kong and Minghua China.

On June 16, 2004, Minghua Hong Kong formed a wholly owned subsidiary in the PRC, named Beijing China Cardinal Real Estate Consulting Co., Ltd. (“Beijing Cardinal Real Estate”). The Company intends to use Beijing Cardinal Real Estate as a vehicle to make future real estate investments in the PRC. At December 31, 2006, Beijing Cardinal Real Estate had not begun significant operations.

3.	BUSINESS ACQUISITIONS (Continued)

During August 2006 the Company restructured ownership of certain assets between its indirectly owned subsidiaries in preparation for the disposition of Minghua Science along with its wholly owned subsidiary Minghua China and Minghua Hong Kong. The transfers of ownership within the Company’s subsidiaries are listed as follows:

(a) the Company transferred Beijing China Cardinal Real Estate Consulting Co., Ltd from Minghua Hong Kong to Euromax International Investments Limited; and

(b) the Company transferred Good View Bus Manufacturing (Holding) Co. Ltd. and Eagle Bus Development Limited, from Minghua Science to Top Team Holdings Limited (BVI).

During September 2006, the Company disposed of its entire interests in Minghua Hong Kong, Minghua Science to Messrs. Han Lian Zhong and Niu Rui Cheng in exchange for their assumption of Minghua Hong Kong and Minghua Science’s debt.

In aggregate, the Company recognized gains of $707,825 on the sale of the subsidiaries.

	Minghua Hong Kong	Minghua Science	Minghua China
	US$	US$	US$	Total

Inventories	$-	$-	$304	$304
Prepaid expenses			66,412	66,412
Other fixed assets			450,424	450,424
Accumulated depreciation			(401,208)	(401,208)
Accounts payable			(3,274)	(3,274)
Accrued expenses	(70,902)	(4,486)	(429,353)	(504,741)
Due to directors			(92,779)	(92,779)
Other payables			(51,591)	(51,591)
Short-term loan	-	-	(171,372)	(171,372)

	$(70,902)	$(4,486)	$(632,437)	$(707,825)

4.	STOCKHOLDERS' EQUITY

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

4.	STOCKHOLDERS' EQUITY (continued)

In March 2003, the Company issued 1,513,969 shares of common stock for $.12 per share, for a total consideration of $181,676 to settle various debts with third party vendors and a loan payable to a former Director of the Company.

On September 29, 2003, the Company entered into its first stock subscription agreement with the Beijing Qiang Long Real Estate Development Co., Ltd. (“Qiang Long”), relating to the purchase of 15,000,000 shares of the Company's common stock at a purchase price of $.40 per share, for an aggregate consideration amount of $6,000,000. In October 2003, 1,511,488 shares of stock were purchased according to the subscription agreement for $604,595. In addition to $604,595, $604,887 was received in advance for the stocks issued in January 2004. Total amount received was $1,209,482 during October 2003. In January 2004, 3,023,998 shares of stock were purchased under the same agreement for a price of $1,209,599. Amount received was $604,712 which was $1,209,482 less $604,887. In 2004, 10,464,514 shares of stock were purchased under the subscription agreement for an aggregate consideration of $ 4,185,806. Accordingly, the Company has received all the payments from the first stock subscription receivable.

On January 29, 2004 a second stock subscription agreement was entered into with Qiang Long. The second agreement calls for the purchase of 140,000,000 shares of the Company's common stock at a purchase price of $.21 per share, for an aggregate consideration of $29,400,000. Qiang Long will become the controlling stockholder of the Company as a result of this second agreement. During 2004 the Company collected $653,795 as a partial payment toward the stock subscription receivable, however, no stocks were issued. In December 2006, pursuant to this agreement, Qiang Long Real Estate Development Co. Ltd., paid $632,911 in partial fulfillment of the agreement. Company issued 3,013,862 shares of common stock to Qiang Long. Accordingly, as of December 31, 2006 balance due from stock subscription agreement was $28,113,294. This payment will be due on June 30, 2007 according to revised payment agreement.

During Dec Prior to the issuance of the shares, the Company is required to hold a stockholders meeting to increase the number of common shares authorized, in order to have enough common shares to satisfy its stock obligations to Qiang Long. Qiang Long does not have the right to cancel its subscription and the consideration is not refundable.

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

4.	STOCKHOLDERS' EQUITY (Continued)

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

COMMON STOCK

The Company's capital structure as of December 31, 2006 and 2005 was as follows:

Common stock - par value $0.01	Authorized	Issued and outstanding

December 31, 2006	200,000,000	148,509,866

December 31, 2005	200,000,000	145,496,004

The Company has agreements with some of the stockholders that contain restrictions on the transfer and other disposition of the stock.

STOCK OPTION PLAN

On April 5, 2001, the Company's 2001 Stock Option Plan was adopted by the board of directors and was approved by the Company's shareholders at the stockholders' annual meeting on August 2, 2001. Pursuant to the 2001 option plan, the Company may grant incentive and no statutory (nonqualified) stock options to key employees and directors of the Company. A total of 20,000,000 shares of common stock have been reserved for issuance under the Plan. No employee may be granted options for more than 2,000,000 restricted shares under the Plan in any one fiscal year.

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

In 2001, the Company granted 2,000,000 stock options to the Chairman under the 5 year nonqualified stock option plan, and these options were exercisable at $1.75 per share. All 2,000,000 options were forfeited on May 10, 2004 when the chairman resigned.

4.	STOCKHOLDERS' EQUITY (Continued)

STOCK OPTION PLAN (Continued)

The Board of Directors on February 24, 2003 granted 4,000,000 stock options to five directors, to purchase shares of common stock of Minghua USA for $.12 per share, from March 1, 2003 to February 29, 2004. All of these 4,000,000 stock options were exercised in February 2004 in non-cash transactions; the 480,000, or $.12 per share was recorded as compensation expense.

5.	INVESTMENT

The Company has a one year deposit certificate with a financial institution in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the years ended December 31, 2006 and 2005 was $1,922,067 and $1,769,473, and was recorded on the balance sheet as a short term investment.

6.	INVENTORIES

Due to the Company’s low inventory turnover rate in recent years, inventory has been classified as a non-current asset and fully reserved. Inventories at December 31 , 2006 consisted of :

Materials	$589,012
Low value consumables	36,452
Costs of production	502,781
Finished goods	229,900
Subtotal	1,358,145
Less: reserve for obsolescence	(1,358,145)
Net inventories	$-

7.	PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of:

2006
Transportation equipment	$199,109
Furniture and office equipment	137,975
Production equipment	199,737
Buildings and improvements	1,649,186
Construction in progress	-
Idle equipment	32,393
Subtotal	2,218,400
Less: accumulated depreciation	(1,145,245)
Net property and equipment	$1,073,155

Depreciation expense for the years ended December 31, 2006 and 2005 was $146,167 and $36,882, respectively.

8.	NOTES PAYABLE

SHORT-TERM NOTES PAYABLE

The short-term notes payable consists of a credit line agreement with an interest rate of 9% per annum, denominated in RMB from a Chinese bank. The loan is secured by a guarantee given by a third party. The US dollar equivalent of the outstanding loans balance for the years ended December 31, 2006 and 2005 was $0 and $169,760.

As of December 31, 2004, Minghua China was in default with all of its notes payable, with a total principal balance past due of $649,492. On March 1, 2005, the Company settled a bank note, which settlement resulted in gain on debt settlement in the amount of $156,018.

Total interest expense incurred and charged to expense was $32,629 and $19,483 for the years ended December 31, 2006 and 2005 respectively, and $712,302 for the period from June 4, 1997 (inception) to December 31, 2006.

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

9.	INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.

9.	INCOME TAXES (continued)

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

Guangzhou Bus Installation Company withholds and pays income taxes on its employees' wages, which funds the Chinese government's sponsored health and retirement programs of all Guangzhou Bus Installation Company employees. For Guangzhou Bus Installation Company employees, Guangzhou Bus Installation Company was obligated to make contributions to the social insurance bureau under the laws of the PRC for pension and retirement benefits.

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

As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in 2006 and 2005.

12.	NEW ACCOUNTING PRONOUNCEMENTS

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

13.	RESTATEMENT

Subsequent to the issuance of the financial statements, management noted an error on the company 2005 financial statement. The error was related to 2005 interest income earned and was subsequently received in 2006 in the amount of $119,036. This amount had not been recorded as income and receivable for the year ended December 31, 2005. The effect of the restatement is to increase 2005’s interest income by $119,036 and increase 2005’s interest income receivable by $119,036. The following tables show the effects of the restatement.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2005 Restated	2005 Original
Current assets
Cash and cash equivalents	$48,217	$48,217
Prepaid expense	77,584	77,584
Note receivable	71,030	71,030
Other receivable	-	-
Interest income receivable	119,036	-
Short term investment	1,769,473	1,769,473
Total current assets	2,085,340	1,966,304
Property, plant and equipment (net)	1,188,251	1,188,251
Other assets
Inventories	355,155	355,155
Intangible assets	49,493	49,493
Total other assets	404,648	404,648
Total assets	$3,678,239	$3,559,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,643,147	$1,643,147
Accrued liabilities	1,037,057	1,037,057
Short-term notes payable	169,760	169,760
Due to directors	171,724	171,724
Other payables	255,230	255,230
Total current liabilities	3,276,918	3,276,918

Stockholders' equity

Common stock: par value $.01; 200,000,000 shares authorized; 148,509,867 shares issued and outstanding	1,454,960	1,454,960
Common stock subscribed	29,400,000	29,400,000
Additional paid in capital	27,342,990	27,342,990
Deficit accumulated during the development stage	(28,819,679)	(28,938,715)
Accumulated other comprehensive loss	(230,745)	(230,745)
	29,147,526	29,028,490
Less: stock subscription receivable	(28,746,205)	(28,746,205)
Total stockholders' equity	401,321	282,285
Total liabilities and stockholders' equity	$3,678,239	$3,559,203

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2005 Restated	2005 Original

Revenues
Sales revenues	$353,478	$353,478
Cost of sales	569,785	569,785
Gross profit	(216,307)	(216,307)

Operating expenses
General and administrative expenses	520,530	520,530
Goodwill impairment loss	-	-
Write-off inventory and bus licenses	1,010,046	1,010,046
Research and development costs	34,455	34,455
Total operating expenses	1,565,031	1,565,031

Loss from operations	(1,781,338)	(1,781,338)

Other income (expense)
Interest income	119,036	988
Other income (expense)	358,832	358,832
Gain (Loss) on asset disposal	(4,823)	(4,823)
Other operation profit(loss)	-	-
Gain on debt settlement	156,018	156,018
Gain on disposal in subsidiaries	-	-
Interest expense	(19,483)	(19,483)
Total other income (expense)	609,580	491,532

Net loss before income taxes	(1,171,758)	(1,289,806)

Provision for income taxes	-	-

Net loss	$(1,171,758)	$(1,289,806)

Foreign currency translation adjustment	(230,745)	(230,745)

Comprehensive loss	$(1,402,503)	$(1,520,551)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	145,211,456	145,211,456

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005 Restated	2005 Original
Cash flows from operating activities:
Net loss	$(1,170,770)	$(1,289,806)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation and amortization	57,896	57,896
Interest income	(119,036)	-
Impairment loss on intangible assets	771,922	771,922
Write-off goodwill and inventory	238,124	238,124
Stock issued for debt and services	830,100	830,100
(Gain) loss on disposition of assets	4,822	4,822
Prepaid expense and deposits	414,297	414,297
Inventories	314,772	314,772
Accounts payable and accrued liabilities	(1,454,202)	(1,454,202)
Net cash used in operations	(112,075)	(112,075)

Cash flows from investing activities:
Payment for purchase of subsidiaries	-	-
Redemption (purchase) of short term investment	165,699	165,699
Sales/purchases of property and equipment	9,433	9,433
Deposit on subsidiary	-	-
Net cash provided by (used in) investing activities	175,132	175,132

Cash flows from financing activities:
Due to stockholders and related parties	18,833	18,833
Notes payable -bank	(479,732)	(479,732)
Net cash provided by (used in) financing activities	(460,899)	(460,899)
Effect of rate changes on cash	(269,462)	(269,462)
Increase(decrease) in cash and cash equivalents	(667,304)	(667,304)

Cash and cash equivalents, beginning of period	715,521	715,521
Cash and cash equivalents, end of period	$48,217	$48,217

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,600	$6,600
Cash paid for income taxes	$-	$-
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for debt	$830,100	$830,100

Exhibit Number	Description

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

*10.12
Non-Qualified Stock Option Agreement, dated July 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit 10.2 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.13
Stock Option Agreement, dated July 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit 10.3 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.14
Employment Agreement, dated April 5, 2001, between the Company and Ronald C. H. Lui [Incorporated by reference to Exhibit 10.4 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.15
Incentive Stock Option Agreement, dated April 5, 2001, between the Company and Ronald C. H. Lui [Incorporated by reference to Exhibit 10.5 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.16
Non-qualified Stock Option Agreement, dated April 5, 2001, between the Company and Ronald C. H. Lui [Incorporated by reference to Exhibit 10.6 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.17
Amendment to Stock Option Agreements, dated April 16, 2001, between the Company and Ronald C. H. Lui [Incorporated by reference to Exhibit 10.7 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.18
Consulting Agreement, dated April 2, 2001, between the Company and First Pacific Capital Ltd. [Incorporated by reference to Exhibit 10.8 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.19
Letter Agreement, dated April 5, 2001, between the Company and First Pacific Capital Ltd. [Incorporated by reference to Exhibit 10.10 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*10.20	2001 Stock Plan [Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed on July 3, 2001 in Commission file number 0-30183]

*10.21
Placement Agency Agreement, dated July 23, 2001, between the Company and Chicago Investment Group Incorporated [Incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

*10.22
Letter Agreement repayment of stockholder loan, dated December 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit 99.1 of the Form 8-K filed on December 20, 2001 in Commission file number 0-30183]

*10.23
Technology Development Contract, dated February 15, 2004, between Tsinghua University and the Company [incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004].

*10.24
Sales Contract of Guangzhou Cityview Bus Installation Co., Ltd., dated August 6, 2004, between Changsha United Electric Power Science and Technology Co., Ltd. and Guangzhou Cityview Bus Installation Co., Ltd. [incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004].

*10.25
Lease Agreement, dated May 30, 2004, between Liu Gui Zhi and Beijing China Cardinal Real Estate Consulting Ltd. [incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004].

*10.26
Lease Agreement, dated May 20, 2004, between Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. and Richard Zhang [incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004].

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