Form 10QSB
period 2007-03-31
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2007-05-21
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2007, are as follows:

Class of Securities Common Stock, $0.01 par value	Shares Outstanding 148,509,866

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

MARCH 31, 2007

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

March 31,
ASSETS	2007
Current assets
Cash and cash equivalents	$11,300
Interest income receivable	24,159
Other receivable	26,093
Short term investment	1,922,067
Due from related party	38,852
Total current assets	2,022,471

Property, plant and equipment (net)	1,066,531
Licenses	4,956

Total assets	$3,093,958

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,701,177
Accrued liabilities	576,791
Other payables	208,304
Total current liabilities	2,486,272

Stockholders' equity
Common stock: par value $.01; 200,000,000 shares authorized; 148,509,866 shares issued and outstanding	1,485,099
Common stock subscribed	28,767,089
Additional paid in capital	27,945,762
Deficit accumulated during the development stage	(29,228,608)
Accumulated other comprehensive loss	(248,362)
28,720,980
Less: stock subscription receivable	(28,113,294)
Total stockholders' equity	607,686

Total liabilities and stockholders' equity	$3,093,958

The accompanying notes are an integral part
of the unaudited consolidated financial statements

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended		Period from June 4, 1997 (inception) to
	March 31,		March 31,
	2007	2006	2007

Revenues
Sales revenues	$-	$-	$437,211
Cost of sales	-	-	666,310
Gross profit	-	-	(229,099)

Operating expenses
General and administrative expenses	87,638	190,379	12,686,960
Goodwill impairment loss	-	-	5,408,584
Write-off inventory and bus licenses	-	-	3,322,712
Research and development costs	-	2,257	8,850,717
Total operating expenses	87,638	192,636	30,268,973

Loss from operations	(87,638)	(192,636)	(30,498,072)

Other income (expense)
Interest income	24,226	-	150,502
Other income	104	-	975,538
Gain on asset disposal	-	-	1,172
Other operation loss	-	-	(9,289)
Gain on debt settlement	-	118,851	156,018
Gain on disposal in subsidiaries	-	-	707,825
Interest expense	-	(29,799)	(712,302)
Total other income	24,330	89,052	1,269,464

Net loss before income taxes	(63,308)	(103,584)	(29,228,608)

Provision for income taxes	-	-	-

Net loss	$(63,308)	$(103,584)	$(29,228,608)

Foreign currency translation adjustment	7,844	(29,408)

Comprehensive loss	$(55,464)	$(132,992)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	148,509,866	145,496,004

The accompanying notes are an integral part
of the unaudited consolidated financial statements

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended		Period from June 4, 1997 (inception) to
	March 31,		March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(63,308)	$(103,584)	$(29,228,608)
Adjustments to reconcile net loss to
net cash provided by (used in) operations:
Depreciation and amortization	17,555	27,234	990,339
Impairment loss on intangible assets	-	-	1,026,453
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services	-	-	1,869,100
Gain on disposition of assets	-	-	(497,166)
Research and development expense recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Interest income receivable	59,874	-	(24,159)
Changes in operating liabilities and assets:
Other receivables	16,211	-	(198,693)
Prepaid expense and deposits	-	82,597	335,956
Inventories	-	(5,503)	(500,361)
Accounts payable and accrued liabilities	7,386	52,817	(62,459)
Net cash provided by (used in) operations	37,718	53,561	(10,119,532)
Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption (purchase) of short term investment	-	-	(1,902,346)
Purchase of intangibles: patent rights, license	-	-	(833,357)
Purchase of property and equipment	-	-	(71,643)
Sales of property and equipment	-	(10,493)	697,502
Deposit on acquisition of a company	-	-	(10,922)
Net cash provided by (used in) investing activities	-	(10,493)	(4,131,819)
Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Advance from stockholders payable	-	-	18,833
Payments to stockholders payable	(66,287)	(974)	(765,917)
Proceeds from issuance of stock	-	-	13,138,535
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds from notes payable	-	-	649,492
Payments on notes payable	-	1,127	(612,582)
Net cash provided by (used in) financing activities	(66,287)	153	14,558,198
Effect of rate changes on cash	247	(41,150)	(295,547)

Increase(decrease) in cash and cash equivalents	(28,322)	2,071	11,300

Cash and cash equivalents, beginning of period	39,622	48,217	-
Cash and cash equivalents, end of period	$11,300	$50,288	$11,300

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part
of the unaudited consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.

1.     BUSINESS DESCRIPTION AND ORGANIZATION

The consolidated financial statements of Minghua Group International Holdings Limited, (“Minghua USA”) include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

TECHNOLOGY

On January 27, 2004 the Company acquired a controlling interest in Guangzhou City View Bus Installation Company Limited (“Guangzhou”), a PRC corporation, which manufactures buses in China. All production is presently being done in one non-automated (labor intensive) production facility in Guangzhou.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements for all periods presented include the financial statements of Minghua USA, Acquisition Corp., Top Team Holdings Limited, Euromax International Investments Limited, Beijing China Cardinal Real Estate Consulting Co., Ltd., Good View Bus Manufacturing Company Limited, Eagle Bus Development Limited, and Guangzhou City View Bus Installation Company. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

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

MINORITY INTEREST IN SUBSIDIARIES

The Company records minority interest expense, which reflects the portion of the earnings of Guangzhou, which are applicable to Guangzhou Public Automobile Company (10.2%). The minority stockholders are not required to fund the Company's deficits; therefore, no minority interest in subsidiaries was recorded on the balance sheet and statements of operations at March 31, 2007 and 2006.

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

There were no stock options outstanding at March 31, 2007.

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

3.     STOCK OPTION PLAN

On April 5, 2001, the Company's 2001 Stock Option Plan was adopted by the board of directors and was approved by the Company's shareholders at the stockholders' annual meeting on August 2, 2001. Pursuant to the 2001 option plan, the Company may grant incentive and non-statutory (nonqualified) stock options to key employees and directors of the Company. A total of 20,000,000 shares of common stock have been reserved for issuance under the Plan. No employee may be granted options for more than 2,000,000 restricted shares under the Plan in any one fiscal year.

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

Forward-Looking Statements
Our corporate name is Minghua Group International Holdings Limited. We are a New York corporation that was incorporated as United Network Technologies, Inc. on February 29, 1996. On October 2, 1998, we changed our name to Panagra International Corporation and on August 2, 2001 we changed our name to Minghua Group International Holdings Limited. At that time we also increased the authorized common shares of our common stock from 40,000,000 shares to 200,000,000 shares.

In June 2001, we acquired all the outstanding stock of Minghua Group International Holding (Hong Kong) Limited, or Minghua Hong Kong, through our subsidiary Minghua Acquisition Corp., a Delaware Corporation incorporated June 2001. Minghua Hong Kong was incorporated under the laws of the Hong Kong Special Administrative Region of the Peoples Republic of China on June 4, 1997. The acquisition was effected by paying to the Minghua Hong Kong stockholders $1,000,000 and issuing 28,000,000 additional Minghua USA common shares that resulted in the Minghua Hong Kong shareholders owning approximately 70% of the outstanding shares of Minghua USA and having control of Minghua USA after this transaction. At that time, the sole asset of Minghua Hong Kong was an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicle Co., Ltd., or Minghua EPV, a Peoples Republic of China (PRC) corporation. The remaining 15% equity minority interest in Minghua EPV was owned by a related party, Asia Key Group Limited, through its wholly-owned subsidiary Minghua Real Estate (Shenzhen) Ltd., formerly known as Minghua Investment Co., Ltd., or Minghua Real Estate. On January 29, 2004, the Company acquired this 15% minority interest held by Minghua Real Estate, in a related party transaction by paying $990,638 in cash and issuing 28,210,000 common shares of the Company.

On March 13, 2003, our indirect subsidiary, Ming Hua Environmental Protection Science and Technology Limited, a Hong Kong limited company, or Minghua Science, entered into an Acquisition Agreement with Good View Bus Manufacturing (Holdings) Company Limited, a Hong Kong limited company (Good View), Eagle Bus Development Limited, a Hong Kong limited company (Eagle), and Mr. Sin Keung Kok (Mr. Kok), relating to the acquisition of an 89.8% equity interest in the Guangzhou City View Bus Installation Company, a People's Republic of China limited company (the Guangzhou Bus Installation Company). The Guangzhou Bus Installation Company manufactures motor coaches for domestic sale in China and for export under the “Eagle” brand name. The acquisition of the equity interest was effective on January 2004 after obtaining certain governmental approvals.

On June 16, 2004, Minghua Hong Kong formed a wholly owned subsidiary in the PRC, named Beijing China Cardinal Real Estate Consulting Co., Ltd., or Beijing Cardinal. The Company intended to use Beijing Cardinal as a vehicle to make future real estate investments in the PRC. However, at March 31, 2006, Beijing Cardinal Real Estate had not begun significant operations.

Through Minghua Hong Kong, we had been focused on the development and commercialization of mass transit, hybrid electric vehicles, primarily buses. However, although prototype hybrid vehicles and a limited number of other vehicles have been produced, we have not been able to successfully commercialize these vehicles. As a result, the Company decided to dispose of its interests in Minghua Hong Kong and in Minghua Science.

On September 28, 2006, the Company disposed of its entire interests in Minghua Hong Kong, Minghua Science to Messrs. Han Lian Zhong and Niu Rui Cheng for 1 HK$, in exchange for their assumption of Minghua Hong Kong and Minghua Science’s debt. However, the Company retained its interests in Beijing China Cardinal Real Estate Consulting Co., Ltd, which was transferred to Euromax International Investments Limited, and in the Guangzhou City View Bus Installation Company, which was transferred to Top Team Holdings Limited (BVI).

We have entered into financing agreements with Beijing Qiang Long Real Estate Development Co. Ltd., or Qiang Long, pursuant to which Qiang Long has funded to us a total of $7,286,706 through December 31, 2006, and is obligated to fund an additional $28,113,294 through June 30, 2007. Without this financing, we have no other source of revenues and would not be able to execute our business plan unless alternate financing is obtained. The financing with Qiang Long is contingent. See “Liquidity and Capital Resources” below.

Plan of Operation

Our plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Our management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders.

We do not intend to do any product research or development. We do not expect to buy or sell any real estate, plant or equipment, except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, we do not expect to hire employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

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

At March 31, 2007 we had $11,300 in cash. Without receipt of financing from Qiang Long or from some other source, we would not have enough working capital to sustain our operations for the next twelve months.

Results of Operations for Fiscal Quarter Ended March 31, 2007 Compared To March 31, 2006

The following table summarizes the results of our operations during the fiscal quarter ended March 31, 2007 and provides information regarding the dollar and percentage increase or (decrease) from the first fiscal quarter of 2007 to the same period of 2006.

Line Item	3/31/07	3/31/06	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	-	-	-	-
Net loss	$(63,308)	$(103,584)	40,276	39%
Operating Expenses	$87,638	$192,636	(104,998)	(55%)
General and Administrative Expense	$87,638	$190,379	(102,741)	(54%)
Interest Expense(income)	$(24,226)	$29,799	(53,958)	(181%)

We have only generated revenues from our operations since our inception. In order to generate revenues, we must raise enough capital to execute our business plan of manufacturing and selling hybrid vehicles. We believe that if we are able to consummate the financing arrangements with Qiang Long, we will have enough capital to execute our business plan.

We had no revenues during the first fiscal quarter of 2007 and 2006.

During the first fiscal quarter of 2007 we incurred a net loss of $63,308 compared with a net loss of $103,584 for the same period in the prior year. This decrease of $40,276 or 39% is primarily, the result of a reduction in expenses.

Our operating expense for the first fiscal quarter of 2007 was $87,638, as compared to $192,636 during the same period in 2006. This decrease of $104,998 or 55% was primarily the result of a $14,663 decrease in legal and professional fees and a $86,698 decrease in depreciation.

General and administrative expenses in the first fiscal quarter of 2007 were $87,638, compared to $190,379 in the first fiscal quarter of 2006. This decrease of $102,741 or 54% was primarily the result of a $14,663 decrease in legal and professional fees and a $86,698 decrease in depreciation.

Interest income in the first quarter of 2007 was $24,226 and interest expense in the same quarter of 2006 was $29,799. Interest expense(income) decreased $53,958 in the first fiscal quarter of 2007 compared to the same quarter of last year. This decrease of $29,799 or 100% is primarily the result of the disposal of Shenzhen Minghua in 2006 and a $24,159 increase for investment income during the first fiscal quarter of 2007.

There was no earning or loss per common share for the first fiscal quarter of 2007, nor was there earning or loss per common share during the same period of 2006. There were no changes as a result of the factor described above.

Cash Flow Analysis

The following table summarizes the statements of cash flows from the financial statements for the three months ended March 31, 2007 compared to the three months ended March 31, 2006:

	Quarter Ended March 31,
	2007	2006
Net Cash Provided By Operating Activities	$(37,718)	$53,561
Net Cash Provided By (Used In) Investing Activities	$84,033	$(10,493)
Net Cash Provided By (Used In) Financing Activities	$(66,287)	$153
Net Increase (decrease) in Cash and Cash Equivalents	$(28,322)	$2,071
Cash and Cash Equivalents - Beginning of Period	$39,622	$48,217
Cash and Cash Equivalents - End of Period	$11,300	$50,288

For the quarters ended March 31, 2007 and 2006, our investing activities provided (used) $0 and $(10,493) in cash, respectively. This increase in cash provided by investing activities is attributable to there being no purchases of property and equipment during the first quarter of 2007.

For the quarters ended March 31, 2007 and 2006, our financing activities provided (used) $(66,287) and $153 of cash, respectively. The increase in cash used in financing is primarily attributable to payments to stockholders payable during the first quarter of 2007.

Liquidity and Capital Resources

We had $1,933,367 in cash, cash equivalents and short-term investments as of March 31, 2007. As of such date, we also had total current assets of $2,022,471 and total assets of $3,093,958. We have total current liabilities (consisting of accounts payable, accrued liabilities and other payables) in the amount of $2,486,272. Our stockholder’s equity as of March 31, 2007 was $607,686. Since inception, we have accumulated a deficit (net loss) of $(29,228,608).

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

Inflation

We do not believe that inflation has had a material impact on our results of operations for the fiscal quarters ended March 31, 2007 or March 31, 2006.

Seasonality

We may experience seasonal variations in our future revenues and our operating costs however, we do not believe that these variations will be material.

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

We are in the development stage and our future operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new transportation products, the utilization of unproven technology and the competitive environment in which we operate. There can be no assurance that we will be able to develop, manufacture or market any products in the future, that future revenues will be significant, that any sales will be profitable or that we will have sufficient funds available to complete our marketing and development programs or to market any products which we may develop. In addition, as a result of our limited operating history even though we do currently have a marketable product, we expect to incur substantial operating losses until we can generate sufficient revenues to cover our operating costs. We currently have limited sources of potential operating revenue and there can be no assurance that we will be able to develop revenue sources or that our operations will ever become profitable.

Our proposed operations are purely speculative and we may not be able to identify a target company and consummate a business combination.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting these criteria. If we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. There is no assurance that we can identify a target company and consummate a business combination.

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

As described above under “Liquidity and Capital Resources,” pursuant to the Qiang Long Contracts, Qiang Long is obligated, subject to certain contingencies, to fund us in the amount of US$28,113,294 on or before June 30, 2007. No assurance can be given that we will be able to consummate the Qiang Long financing. Qiang Long has extended payment dates in the past and may do so again in the future. Our inability to consummate this financing would have a material adverse effect on us. Furthermore, this financing is not due until June 30, 2007. We will need interim financing to satisfy our working capital needs prior to such date. We have no commitments for such interim financing.

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

Any business combination that we engage in may have adverse tax effects on us.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, a business combination may be structured so as to result in tax-free treatment to both companies pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

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

If the transactions contemplated by the Qiang Long Contracts are consummated, then we will have issued, in the aggregate, 155,000,000 shares of our common stock to Qiang Long at prices ranging between $0.21 and $0.40 per share. Upon the issuance of these shares you may experience dilution in the net tangible book value of your Minghua common stock.

It is possible that the per share value of your stock will decrease upon the consummation of a business combination.

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in a business combination, the per share value of our common stock may decrease, perhaps significantly.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of our management, including Jie Chen our Chief Executive Officer and Xinmin Pan our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of March 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended March 31, 2007 that were not previously disclosed in a quarterly report on Form 10-QSB or a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the first fiscal quarter of 2007.

ITEM 5. OTHER INFORMATION

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

DATED:  May 21, 2007

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