Form 10QSB
period 2007-06-30
MINGHUA GROUP INTERNATIONAL HOLDINGS LTD
filed 2007-08-17
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2007, are as follows:
Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	198,509,866

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

June 30,
ASSETS	2007
Current assets
Cash and cash equivalents	$28,197,819
Interest income receivable	48,445
Other receivable	44,947
Short term investment	1,922,067
Total current assets	30,213,278

Property, plant and equipment (net)	1,044,259
Licenses	3,720

Total assets	$31,261,257

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,003,900
Accrued liabilities	571,887
Other payables	27,224
Due to stockholder	142,634
Due to related party	131,165
Total current liabilities	2,876,810

Stockholders' equity
Common stock: par value $.01; 200,000,000 shares authorized; 198,509,866 shares issued and outstanding	1,985,099
Additional paid in capital	37,945,762
Common stock subscribed but not issued	18,267,089
Deficit accumulated during the development stage	(29,522,060)
Accumulated other comprehensive loss	(291,443)

Total stockholders' equity	28,384,447

Total liabilities and stockholders' equity	$31,261,257

The accompanying notes are an integral part of these consolidated financial statements.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,		Period from June 4, 1997 (inception) to June 30,
	2007	2006	2007	2006	2007

Revenues
Sales revenues	$-	$-	$-	$-	$437,211
Cost of sales	-	-	-	-	666,310
Gross profit	-	-	-	-	(229,099)

Operating expenses
General and administrative expenses	317,545	93,316	405,183	283,695	13,004,505
Goodwill impairment loss	-	-	-	-	5,408,584
Write-off inventory and bus licenses	-	-	-	-	3,322,712
Research and development costs	208	2,288	208	4,545	8,850,925
Total operating expenses	317,753	95,604	405,391	288,240	30,586,726

Loss from operations	(317,753)	(95,604)	(405,391)	(288,240)	(30,815,825)

Other income (expense)
Interest income	24,361	-	48,587	118,851	174,863
Other income	(60)	185	44	185	975,478
Gain on asset disposal	-	-	-	-	1,172
Other operation loss	-	-	-	-	(9,289)
Gain on debt settlement	-		-	-	156,018
Gain on disposal in subsidiaries	-	-	-	-	707,825
Interest expense	-	(41)	-	(29,840)	(712,302)
Total other income (expense)	24,301	144	48,631	89,196	1,293,765

Net loss before income taxes	(293,452)	(95,460)	(356,760)	(199,044)	(29,522,060)

Provision for income taxes	-	-	-	-	-

Net loss	$(293,452)	$(95,460)	$(356,760)	$(199,044)	$(29,522,060)

Foreign currency translation adjustment	(43,081)	(12,134)	(35,237)	(41,542)	(291,443)

Comprehensive loss	$(336,533)	$(107,594)	$(391,997)	$(240,586)	$(29,813,503)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	149,059,317	145,496,004	148,786,109	145,496,004

The accompanying notes are an integral part of these consolidated financial statements.

MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended		Period from June 4, 1997 (inception) to
	June 30,		June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(356,760)	$(199,044)	$(29,522,060)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation and amortization	34,915	64,895	1,007,699
Impairment loss on intangible assets	-	-	1,026,453
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services	-	-	1,869,100
Gain on disposition of assets	-	-	(497,166)
Research and development expense recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating liabilities and assets:
Other receivables	39,502	-	(175,402)
Interest income receivables	36,499	-	36,499
Prepaid expense and deposits	-	(39,814)	335,956
Inventories	-	(6,613)	(500,361)
Accounts payable and accrued liabilities	239,875	168,424	170,030
Net cash provided by (used in) operations	(5,969)	(12,152)	(10,079,186)
Cash flows from investing activities:
Interest income	-	-	(84,033)
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption (purchase) of short term investment	-	43,243	(1,902,346)
Purchase of intangibles: patent rights, license	-	-	(833,357)
Purchase of property and equipment	-	(17,828)	(71,643)
Sales of property and equipment	-	-	697,502
Deposit on acquisition of a company	-	-	(10,922)
Net cash provided by (used in) investing activities	-	25,415	(4,215,852)
Cash flows from financing activities:
Addition of short term loans	-	1,612	1,612
Advance from stockholders payable	47,818	31,364	98,015
Payments to stockholders payable	-	-	(730,994)
Proceeds from issuance of stock	28,113,294	-	41,251,829
Proceeds from convertible promissory note	-		3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds from notes payable	-	-	649,492
Payments from notes payable	-	-	(612,582)
Net cash provided by financing activities	28,161,112	32,976	42,785,597
Effect of rate changes on cash	3,054	(41,542)	(292,740)

Increase(decrease) in cash and cash equivalents	28,158,197	4,697	28,198,019

Cash and cash equivalents, beginning of period	39,622	48,217	-
Cash and cash equivalents, end of period	$28,197,819	$52,914	$28,197,819

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS OF
MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.

1. BUSINESS DESCRIPTION AND ORGANIZATION

The consolidated financial statements of Minghua Group International Holdings Limited (the “Company” or “Minghua USA”) include the accounts of Minghua USA and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS

On January 27, 2004 the Company acquired a controlling interest in Guangzhou City View Bus Installation Company Limited (the “Bus Installation Company”), a PRC corporation, which manufactures buses in China. The Bus Installation Company manufactures motor coaches for domestic sale in China and for export under the “Eagle” brand name. The Company sold 6 standard diesel buses in 2005 and 5 standard diesel buses in 2004, however, once it sells off the inventory of diesel buses and parts that it acquired with the Bus Installation Company, the Company will no longer manufacture any more diesel buses.

The Company’s business plan or purpose over the next twelve months is to acquire an operating business or valuable assets of an unidentified company or companies, or to locate and negotiate with a business entity for a combination. The combination will most likely take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS OF
MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

1.  BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

CAPITAL RESOURCES AND BUSINESS RISKS

The Company remains in the development stage and all future business operations are subject to all of the risks inherent in the establishment of a new business enterprise. The Company has no proven revenue stream from the sales of its products. Additional capital resources through current and future offerings of securities will be needed in order to accomplish the Company's present marketing, development and manufacturing plans. The manufacturing facility and other operations in China, as well as the business financial conditions and results of operations are, to a significant degree, subject to economic, political and social events in China.

The Company has incurred losses since inception and had little working capital until June 29, 2007. However, the substantial doubt about its ability to continue as a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business, was alleviated on June 29, 2007, when management obtained $28,113,294 in funding through the issuance of additional stock to one of the Company’s shareholders. Management plans to seek the acquisition of one or more operating companies through stock transactions, but there is no assurance that the Company will be successful in these plans.

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

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS OF
MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

1.  BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

CONTROL BY PRINCIPAL STOCKHOLDERS

The directors, executive officers, affiliates and related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, if they voted their shares uniformly, directors, executive officers and affiliates would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of Minghua USA and the dissolution, merger or sale of the Company's assets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements for all periods presented include the financial statements of Minghua USA, Top Team Holdings Limited, Euromax International Investments Limited, Beijing China Cardinal Real Estate Consulting Co., Ltd., Good View Bus Manufacturing Company Limited, Eagle Bus Development Limited, and Guangzhou City View Bus Installation Company. The consolidated statements have been prepared in accordance with US GAAP. All significant intercompany transactions have been eliminated.

The Company has determined the People’s Republic of China Chinese Yuan Renminbi (“RMB”) to be its functional currency. The accompanying consolidated financial statements are presented in United States (US) dollars. The consolidated financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS OF
MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

MINORITY INTEREST IN SUBSIDIARIES

The Company owns 89.8% of the equity interests in the Bus Installation Company and the remaining 10.2% is owned by the Guangzhou Public Automobile No. 2 Company. Therefore, the Company records minority interest expense to allocate 10.2% of the earnings of the Bus Installation Company to Guangzhou Public Automobile No. 2 Company, its minority shareholder. The minority shareholders are not required to fund the Company's deficits; therefore, no minority interest in subsidiaries was recorded on the balance sheet and statements of operations at June 30, 2007 and 2006.

USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS OF
MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOSS PER SHARE

Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options. There were no stock options outstanding at June 30, 2007.

COMPREHENSIVE LOSS

The accompanying financial statements are presented in US dollars. The functional currency is the RMB. The financial statements are translated into US dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

3. STOCK OPTION PLAN

On April 5, 2001, the Company's 2001 Stock Option Plan (the “2001 Plan”) was adopted by the board of directors and was approved by the Company's shareholders at the stockholders' annual meeting on August 2, 2001. Pursuant to the 2001 Plan, the Company may grant incentive and non-statutory (nonqualified) stock options to key employees and directors of the Company. A total of 20,000,000 shares of common stock have been reserved for issuance under the 2001 Plan. No employee may be granted options for more than 2,000,000 restricted shares under the 2001 Plan in any one fiscal year.

The maximum term of options granted under the 2001 Plan is ten years. Options granted are nontransferable and generally expire within three months after the termination of the grantee's services.

The exercise price of incentive stock options must not be less than the fair value of the common stock on the date of the grant. The authority to grant new options under the 2001 Plan will terminate on April 5, 2011, unless the 2001 Plan is terminated prior to that time by the board of directors.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS OF
MINGHUA GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

3. STOCK OPTION PLAN (Continued)

In 2001, the Company granted 2,000,000 nonqualified stock options under the 2001 Plan to the Chairman with a 5-year expiration date, and an exercise price of $1.75 per share. However, all 2,000,000 options were forfeited on May 10, 2004 when the chairman resigned.

4. INCOME TAXES

Net operating loss carry forwards are allowed under the Hong Kong and Chinese governments’ tax systems. In China, the previous five years’ net operating losses are allowed to be carried forward to offset future taxable income. In Hong Kong, net operating losses can be carried forward indefinitely to offset future taxable income. No deferred tax asset has been recognized due to the uncertainty of the Company having future taxable profits.

5. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is a party to or to which any of their property is subject, that will have a material adverse effect on the Company’s financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements. The forward-looking statements are contained principally in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you may identify forward-looking statements by our use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions, as they relate to us or our management. These statements reflect management's current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties you should not place undue reliance on these forward-looking statements. The forward-looking statements include, among other things, statements relating to:

•	our potential inability to raise additional capital;

•	changes in domestic and foreign laws, regulations and taxes, changes in economic conditions

•	uncertainties related to China's legal system and economic, political and social events in China

•	a general economic downturn or a downturn in the securities markets; and

•	Securities and Exchange Commission regulations which affect trading in the securities of “penny stock.”

All forward-looking statements represent our estimates and assumptions only as of the date of this report and except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

•
“Minghua,” “we,” “us,” “our,” or the “Company” are references to the combined business of Minghua Group International Holdings Limited and its wholly- and partially-owned subsidiaries, Minghua Acquisition Corp., a Delaware corporation; Good View Bus Manufacturing (Holding) Co. Ltd., a Hong Kong limited company, Eagle Bus Development Ltd., a Hong Kong limited company, Guangzhou City View Bus Installation Co. Ltd., a PRC company; Euromax International Investments Limited, a Hong Kong company, Beijing China Cardinal Real Estate Consulting Co., Ltd., a PRC company and Top Team Holdings Limited, a British Virgin Islands company;

•	“China” and “PRC” are references to the People’s Republic of China;

•	“RMB” refers to Renminbi, the legal currency of China;

•
“U.S. dollar,” “$” and “US$” are to the legal currency of the United States (for all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 7.6155 for its June 30, 2007 financial statements, and $1 = RMB 8.0065 for its June 30, 2006 financial statements, which were determined based on the currency conversion rate in effect at the balance sheet date for each respective quarter); and

•	“Securities Act” means the Securities Act of 1933, as amended, and “Exchange Act” means the Securities Exchange Act of 1934, as amended.

Overview

During the second quarter of 2007, our activities were focused on acquiring a new business. As a result, we did not sell any of our existing inventory during this quarter.

During the second quarter of 2007, we also consummated a subscription agreement with one of our shareholders, Qiang Long Real Estate Development Co., Ltd., or Qiang Long, pursuant to which Qiang Long purchased an additional 136,986,138 shares of our common stock, par value $0.01 for US$28,113,294, or $0.21 per share. The consummation of the Qiang Long investment obligation resulted in net cash inflows of approximately $28.1 million from financing activities, which is an increase of approximately 853% over net cash inflows from financial activities during the same period in 2006. The Company’s consolidated balance sheet (unaudited) as of June 30, 2007, included current assets of approximately $30.21 million and total assets of $31.26 million.

Our Corporate Background

We are a New York corporation that was incorporated on February 29, 1996, as United Network Technologies, Inc. and we changed our name to Panagra International Corporation on October 2, 1998. From our inception until 2001, we were relatively inactive with limited operations. To date we have generated only very limited revenues. On August 2, 2001 we changed our name to Minghua Group International Holdings Limited and at that time we also increased the authorized common shares of our common stock from 40,000,000 shares to 200,000,000 shares.

Reverse Acquisition

In June 2001 we formed Minghua Acquisition Corp., a Delaware corporation, and acquired all the equity interests of Minghua Group International Holding (Hong Kong) Limited, or Minghua Hong Kong, a Hong Kong limited company formed on June 4,1997, for a purchase price of $1,000,000 in cash and 28,000,000 shares of our common stock. The shares received by the Minghua Hong Kong shareholders equaled 70% of our issued and outstanding shares of common stock, resulting in a change of control to the Minghua Hong Kong shareholders.

At that time, the sole asset of Minghua Hong Kong was an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicle Co., Ltd., or Minghua EPV, a PRC corporation. The remaining 15% equity minority interest in Minghua EPV was owned by a related party, Asia Key Group Limited, through its wholly-owned subsidiary Minghua Real Estate (Shenzhen) Ltd., formerly known as Minghua Investment Co., Ltd., or Minghua Real Estate. On January 29, 2004, the Company acquired this 15% minority interest held by Minghua Real Estate, in a related party transaction by paying $990,638 in cash and issuing 28,210,000 shares of our common stock. Through Minghua EPV, our business became the development and commercialization of mass transit, hybrid electric vehicles, primarily buses.

Acquisition of the Bus Installation Company

On March 13, 2003, our indirect subsidiary, Ming Hua Environmental Protection Science and Technology Limited, a Hong Kong limited company, or Minghua Science, acquired an 89.8% equity interest in the Guangzhou City View Bus Installation Company, or the Bus Installation Company, through its acquisition of Good View Bus Manufacturing (Holdings) Company Limited, a Hong Kong limited company and Eagle Bus Development Limited, a Hong Kong limited company, which own 23.8% and 66% of the Bus Installation Company, respectively. The Bus Installation Company manufactures motor coaches for domestic sale in China and for export under the “Eagle” brand name. We sold 6 standard diesel buses in 2005 and 5 standard diesel buses in 2004, however, once we sell off the inventory of diesel buses and parts that we acquired with the Bus Installation Company, we will not manufacture any more diesel buses.

Acquisition of China Cardinal

On June 16, 2004, Minghua Hong Kong formed a wholly owned subsidiary in the PRC, named Beijing China Cardinal Real Estate Consulting Co., Ltd., or Beijing Cardinal. We intended to use Beijing Cardinal as a vehicle to make future real estate investments in the PRC. However, at June 30, 2006, Beijing Cardinal Real Estate had not begun significant operations.

Sale of Environmental Vehicle Business

Through Minghua Hong Kong, we had been focused on the development and commercialization of mass transit, hybrid electric vehicles, primarily buses. However, although prototype hybrid vehicles and a limited number of other vehicles have been produced, we have not been able to successfully commercialize these vehicles. As a result, on September 28, 2006, we disposed of our entire interests in Minghua Hong Kong and Minghua Science to Messrs. Han Lian Zhong and Niu Rui Cheng for 1 HK$, in exchange for their assumption of Minghua Hong Kong and Minghua Science’s debt. However, the Company retained its interests in Beijing China Cardinal Real Estate Consulting Co., Ltd, which were transferred to our subsidiary, Euromax International Investments Limited, and in the Guangzhou City View Bus Installation Company, which was transferred to our subsidiary, Top Team Holdings Limited (BVI).

Our Business

Our business plan or purpose over the next twelve months is to acquire an operating business or valuable assets of an unidentified company or companies, or to locate and negotiate with a business entity for a combination with our Company. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. The combination will most likely take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. We do not intend to do any product research or development. We do not expect to buy or sell any real estate, plant or equipment, except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, we do not expect to hire employees, except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

Recent Developments

On January 29, 2004, we entered into a subscription agreement with Qiang Long Real Estate Development Co., Ltd., or Qiang Long, a PRC company, pursuant to which, as amended and supplemented from time to time, Qiang Long was obligated to purchase 140,000,000 shares of our common stock, par value $0.01 at an aggregate purchase price of US$29,400,000, or $0.21 per share. An amount equaling US$653,795 was paid to us as a performance bond and an additional US$632,911 was paid to us in 2006 in exchange for 3,013,862 shares. The balance of US$28,113,294 was to be paid in full by June 30, 2007, for the remaining 136,986,138 shares. On June 29, 2007, we consummated our obligations under the contract, pursuant to a letter agreement between the Company and Qiang Long. Pursuant to the letter agreement, we acknowledged our receipt of the final payment in cash from Qiang Long as fulfillment of Qiang Long’s investment obligation, and agreed to issue 50,000,000 shares to Qiang Long on or before July 23, 2007, and the remaining 86,986,138 shares within fifteen (15) business days following the effective date of an amendment to our Certificate of Incorporation to effect a one-for-twenty reverse split of our outstanding common stock, which will be equal to 4,349,307 shares post-reverse split. Accordingly, on August 2, 2007, 50,000,000 shares were issued to Qiang Long.

As a result of the closing of the investment transaction with Qiang Long, our Chairman, Mr. Changde Li, now beneficially owns and controls 155,000,000 shares (7,750,000 shares post-reverse split) or 54.0% of the Company’s issued and outstanding common stock, 15,000,000 of which he holds indirectly through Qiang Long, 136,986,137 of which he holds indirectly through Qiang Long’s affiliate, Jolly Concept Management Limited, a BVI company, and 3,013,863 of which he holds through Qiang Long’s affiliate, Chinese Dragon Heritage Investment Management Limited, a PRC company.

Results of Operations

We have only generated limited revenues from our operations since our inception. Once we sell off the inventory of diesel buses and parts that we acquired with the Bus Installation Company, we will not manufacture any more diesel buses. In addition, our plan to commercialize prototype hybrid vehicles was not successful and so we disposed of this product line on September 28, 2006. The consummation of the Qiang Long subscription agreement on June 29, 2007 has provided us with the capital resources necessary to continue our operations as they are currently conducted and to execute our business plan over the next twelve months.

Results of Operations for Fiscal Quarter Ended June 30, 2007 Compared to June 30, 2006

The following table summarizes the results of our operations during the fiscal quarter ended June 30, 2007, and provides information regarding the dollar and percentage increase or (decrease) from the second fiscal quarter of 2007 to the same period of 2006.

(in US dollars)
Line Item	6/30/07	6/30/06	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	0	0	0	-
Net income (loss)	(293,452)	(95,460)	(197,992)	207%
Operating Expenses	317,753	95,604	222,149	232%
General and Administrative Expense	317,545	93,316	224,229	240%
Interest Expense	0	41	(41)	(100%)
Earnings (Loss) per common share	0	0	0	-

We have only generated very limited revenues from our operations and have had little working capital until June 29, 2007, when we consummated our financing arrangements with Qiang Long. The consummation of the Qiang Long investment obligation resulted in net cash inflows of approximately $28.1million, which is an increase of approximately 853% over net cash inflows during the same period in 2006. As a result of the Qiang Long funding, we believe that we will have enough capital to execute our business plan to seek the acquisition of one or more operating companies through stock transactions.

We had no revenues in the second fiscal quarters of 2007 and 2006, meaning that there was no change in total revenues from period to period.

During the second fiscal quarter of 2007 we incurred a net loss of $(293,452) compared with a loss of $(95,460) for the same period in the prior year. This represents an increase of $(197,992), or 207%, in loss. This increase was primarily the result of an increase in our operating expenses in the second fiscal quarter of 2007, compared to the same period in 2006.

Our operating expense for the second fiscal quarter of 2007 was $317,753, as compared to $95,604 during the same period in 2006. This increase of $222,149, or 232%, was primarily the result of an audit fee and increased legal and professional fees related to the consummation of the Qiang Long transaction in the second fiscal quarter of 2007, compared to the same period in 2006.

General and administrative expenses in the second fiscal quarter of 2007 increased by $224,229, or 240%, to $317,545 in the second fiscal quarter of 2007, compared to $93,316 in the second fiscal quarter of 2006. The increase was primarily due to an audit fee and increased legal and professional fees related to the consummation of the Qiang Long transaction in the second fiscal quarter of 2007 compared to the same period in 2006.

Interest expense in the second quarter of 2007 was $0 and interest expense in the same quarter of 2006 was $41. Interest expense decreased $41 in the second fiscal quarter of 2007 compared to the same quarter of 2006, due to a balance owed on our notes payable.

There was no earning or loss per common share for the second fiscal quarter of 2007, nor was there earning or loss per common share during the same period of 2006. There were no changes as a result of the factors described above.

Results of Operations for the Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table summarizes the results of our operations during the six months ended June 30, 2007 and ended June 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2006 to the six months ended June 30, 2006.

Line Item	6/30/07	6/30/06	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	0	0	0	-
Net income (loss)	(356,760)	(199,044)	(157,716)	79%
Operating Expenses	405,391	288,240	117,151	41%
General and Administrative Expense	405,183	283,695	121,488	43%
Interest Expense	0	29,840	(29,840)	(100%)
Earnings (Loss) per common share	(0)	(0)	(0)	(-)

We had no revenues during the six months ended June 30, 2007 and 2006, meaning that there was no change in revenues from period to period.

During the six months ended June 30, 2007 we incurred a net loss of $(356,760), compared to a net loss of $(199,044) for the same period in the prior year. This represents an increase of $(157,716) in net loss, or 79%. This increase in net loss was primarily the result of the increase in operating expenses in the six months of 2007, compared to the same period in 2006.

Our operating expenses for the six months ended June 30, 2007 were $405,391, as compared to $288,240 during the same period in 2006. This increase of $117,151, or 41%, was primarily the result of an audit fee and increased legal and professional fees related to the consummation of the Qiang Long transaction in the six months of 2007 compared to the same period in 2006.

General and administrative expenses for the six months ended June 30, 2007 were $405,183, as compared to $283,695 during the same period in 2006. This increase of $121,488, or 43%, was primarily the result of an audit fee and increased legal and professional fees related to the consummation of the Qiang Long transaction in the six months of 2007 compared to the same period in 2006.

Interest expense in the six months ended June 30, 2007 was $0 and interest expense in the same period of 2006 was $29,840. Interest expense decreased $(29,840), or (100%), due to a balance owed on our notes payable.

There was no earning or loss per common share for the six months ended June 30, 2007, nor was there any earning or loss per common share during the same period of 2006. There were no changes as a result of the factors described above.

Liquidity and Capital Resources

We had $28,197,819 in cash, cash equivalents and short-term investments as of June 30, 2007. As of such date, we also had total current assets of $30,213,278 and total assets of $31,261,257. We have total current liabilities (consisting of accounts payable, accrued liabilities due to directors, and other payables) in the amount of $2,876,810. Our stockholder’s equity as of June 30, 2007 was $28,384,447. Since inception, we have accumulated a deficit (net loss) of $(29,522,060)

Cash Flow Analysis

The following table summarizes the statements of cash flows from the financial statements for the six months ended June 30, 2007, compared to the six months ended June 30, 2006:

	Six Months Ended June 30,
	2007	2006
Net Cash (Used In) Operating Activities	(5,969)	(12,152)
Net Cash Provided By Investing Activities	0	25,415
Net Cash Provided By Financing Activities	28,161,112	32,976
Net Increase in Cash and Cash Equivalents	28,158,197	4,697
Cash and Cash Equivalents - Beginning of Period	39,622	48,217
Cash and Cash Equivalents - End of Period	28,197,879	52,914

For the quarters ended June 30, 2007 and 2006, our operating activities used $(5,969) and $(12,152) in cash, respectively. This change in cash flow used in our operations is primarily attributable to the fact that we did not manufacture as many vehicles as in the prior period and so we did not need to purchase a large amount of materials.

For the quarters ended June 30, 2007 and 2006, our investing activities provided $0 and $25,415 in cash, respectively. This decrease in cash used in investing activities is attributable to our purchase of additional fixed assets during the second quarter of 2006.

On January 29, 2004, we entered into a subscription agreement with Qiang Long Real Estate Development Co., Ltd., or Qiang Long, a PRC company, pursuant to which, as amended and supplemented from time to time, Qiang Long was obligated to purchase 140,000,000 shares of our common stock, par value $0.01 at an aggregate purchase price of US$29,400,000, or $0.21 per share. An amount equaling US$653,795 was paid to us as a performance bond and an additional US$632,911 was paid to us in 2006 in exchange for 3,013,862 shares. The balance of US$28,113,294 was to be paid in full by June 30, 2007, for the remaining 136,986,138 shares. On June 29, 2007, we consummated our obligations under the contract, pursuant to a letter agreement between the Company and Qiang Long. Pursuant to the letter agreement, we acknowledged our receipt of the final payment in cash from Qiang Long as fulfillment of Qiang Long’s investment obligation, and agreed to issue 50,000,000 shares to Qiang Long on or before July 23, 2007, and the remaining 86,986,138 shares within fifteen (15) business days following the effective date of an amendment to our Certificate of Incorporation to effect a one-for-twenty reverse split of our outstanding common stock, which will be equal to 4,349,307 shares post-reverse split.

The consummation of the Qiang Long investment obligation resulted in net cash inflows of approximately $28.1 million, which is an increase of approximately 853% over net cash inflows during the same period in 2006. As a result of the Qiang Long funding, we believe that we will have enough capital to execute our business plan to seek the acquisition of one or more operating companies through stock transactions.

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

The Company has accounted for employee stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment.” Under SFAS 123(R) the Company is required to recognize share-based compensation expense at face value. The Company had no such compensation expense for the fiscal quarters ended June 30, 2007 and 2006.

Inflation

We do not believe that inflation has had a material impact on our results of operations for the fiscal quarters ended June 30, 2007 or 2006.

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

ITEMS 3 AND 3A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Jie Chen, our Chief Executive Officer, and Xinmin Pan, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of June 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, there are no material legal proceedings to which the Company is a party to or to which any of its property is subject, that will have a material adverse effect on the Company's financial condition.

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended June 30, 2007 that were not previously disclosed in a quarterly report on Form 10-QSB or a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the second fiscal quarter of 2007.

ITEM 5. OTHER INFORMATION

None.

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

Date: August 17, 2007

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