Form 10QSB
period 2007-09-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2007-11-19
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-30183

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 16, 2007, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	14,274,800

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

September 30,
2007
ASSETS
Current assets
Cash and cash equivalents	$28,125,359
Interest income receivable	6,329
Other receivable	57,018
Short term investment	1,922,067
Total current assets	30,110,773

Property, plant and equipment (net)	1,043,184
Licenses	2,441

Total assets	$31,156,398

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,024,148
Accrued liabilities	575,135
Other payables	27,224
Due to stockholder	143,728
Due to related party	148,708
Total current liabilities	2,918,943

Stockholders' equity
Common stock: par value $.01; 200,000,000 shares
authorized; 14,274,800 shares issued and outstanding	142,748
Additional paid in capital	58,055,202
Deficit accumulated during the development stage	(29,646,680)
Accumulated other comprehensive loss	(313,815)

Total stockholders' equity	28,237,455

Total liabilities and stockholders' equity	$31,156,398

The accompanying notes are an integral part of these consolidated financial statements.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,		Period from June 4, 1997 (inception) to September 30,
	2007	2006	2007	2006	2007
Revenues
Sales revenues	$-	$-	$-	$-	$437,211
Cost of sales	-	-	-	-	666,310
Gross profit	-	-	-	-	(229,099)
Operating expenses
General and administrative expenses	149,016	249,450	554,199	533,145	13,153,521
Goodwill impairment loss	-	-	-	-	5,408,584
Write-off inventory and bus licenses	-	-	-	-	3,322,712
Research and development costs	-	17	208	4,562	8,850,925
Total operating expenses	149,016	249,467	554,407	537,707	30,735,742
Loss from operations	(149,016)	(249,467)	(554,407)	(537,707)	(30,964,841)
Other income (expense)
Interest income	24,440	-	73,027	-	199,303
Other income	(44)	-	-	-	975,434
Gain on asset disposal	-	-	-	-	1,172
Other operation loss	-	-	-	-	(9,289)
Gain on debt settlement	-		-	119,036	156,018
Gain on disposal in subsidiaries	-	757,196	-	757,196	707,825
Interest expense	-	(2,691)	-	(32,531)	(712,302)
Total other income (expense)	24,396	754,505	73,027	843,701	1,318,161

Net loss before income taxes	(124,620)	505,038	(481,380)	305,994	(29,646,680)

Provision for income taxes	-	-	-	-	-
Net loss	$(124,620)	$505,038	$(481,380)	$305,994	$(29,646,680)
Foreign currency translation adjustment	(22,372)	135,805	(57,609)	94,263	(313,815)
Comprehensive loss	$(146,992)	$640,843	$(538,989)	$400,257	$(29,960,495)
Basic and diluted net loss per share	$(0.01)	$0.07	$(0.06)	$0.04
Weighted average number of
shares outstanding	14,274,800	7,274,800	7,425,493	7,274,800

The accompanying notes are an integral part of these consolidated financial statements.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,		Period from June 4, 1997 (inception) to September 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(481,380)	$305,994	$(29,646,680)
Adjustments to reconcile net loss to
net cash provided by (used in) operations:
Depreciation and amortization	51,775	88,244	1,024,559
Impairment loss on intangible assets	-	-	1,026,453
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services	-	-	1,869,100
(Gain) loss on disposition of subsidaries	-	(757,196)	(497,166)
Research and development expense recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating liabilities and assets:
Other receivables	(17,471)	-	(232,375)
Interest income receivables	77,848	-	77,848
Prepaid expense and deposits	-	(55,416)	335,956
Inventories	-	(12,342)	(500,361)
Accounts payable and accrued liabilities	245,676	304,585	175,831
Net cash used in operations	(123,552)	(126,131)	(10,196,769)
Cash flows from investing activities:
Interest income	-	-	(84,033)
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption (purchase) of short term investment	-	43,243	(1,902,346)
Purchase of intangibles: patent rights, license	-	-	(833,357)
Purchase of property and equipment	-	(25,775)	(71,643)
Sales of property and equipment	-	-	697,502
Deposit on acquisition of a company	-	-	(10,922)
Net cash provided by (used in) investing activities	-	17,468	(4,215,852)
Cash flows from financing activities:
Addition of short term loans	-	1,612	1,612
Advance from stockholders payable	28,256	60,082	78,453
Payments to stockholders payable	-	-	(730,994)
Proceeds from issuance of stock	28,113,294	-	41,251,829
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds from notes payable	-	-	649,492
Payments from notes payable	-	-	(612,582)
Net cash provided by financing activities	28,141,550	61,694	42,766,035
Effect of rate changes on cash	67,739	33,521	(228,055)
Increase(decrease) in cash and cash equivalents	28,085,737	(13,448)	28,125,359
Cash and cash equivalents, beginning of period	39,622	48,217	-
Cash and cash equivalents, end of period	$28,125,359	$34,769	$28,125,359
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$6,746
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.

1.	BUSINESS DESCRIPTION AND ORGANIZATION

The consolidated financial statements of China Longyi Group International Holdings Limited (the “Company” or “China Longyi”) include the accounts of China Longyi and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The Company amended their certificate of incorporation on October 16, 2007 and changed their name from Minghua Group International Holdings Limited to China Longyi Group International Holdings Limited and at the same time, implemented a 1-for-20 reverse stock split of issued and outstanding shares of our common stock which reduced the number of our issued and outstanding share from 198,509,866 to 9,925,493, which 4,349,307 previously subscribed shares were issued. These financial statements have been adjusted retrospectively to show all stock transactions using post-split amounts.

1.  BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

BUSINESS (Continued)

The company signed a Stock Purchase Agreement with Top Time. The company agreed to pay a total consideration of $54.9 million in exchange for 100% ownership of Top Time. The purchase price consists of $30 million in cash which was paid on November 12, 2007 at the closing of the Stock Purchase Agreement, and $24.9 million in shares of the Company’s common stock issuable within 90 days of the closing. The equity portion of the purchase price amounts to a total of 62,250,000 shares of the Company’s common stock. The share number was calculated based upon $0.02/share, the average of the closing price of the Company’s common stock on the OTCBB for the 365 calendar days prior to May 31, 2007, which was adjusted for our stock split which occurred on October 16, 2007. As a result, the effective purchase price per share was $0.40.

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

RESTRICTIONS ON TRANSFER OF ASSETS OUT OF CHINA

Dividend payments by the Company’s operating subsidiaries, are limited by certain statutory regulations in China. No dividends may be paid by these subsidiaries without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax. Repayments of loans or advances from subsidiaries to China Longyi, unless certain conditions are met, will be restricted by the Chinese government.

CONTROL BY PRINCIPAL STOCKHOLDERS

The directors, executive officers, affiliates and related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, if they voted their shares uniformly, directors, executive officers and affiliates would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of China Longyi and the dissolution, merger or sale of the Company's assets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements for all periods presented include the financial statements of China Longyi, Top Team Holdings Limited, Euromax International Investments Limited, Beijing China Cardinal Real Estate Consulting Co., Ltd., Good View Bus Manufacturing Company Limited, Eagle Bus Development Limited, and Guangzhou City View Bus Installation Company. The consolidated statements have been prepared in accordance with US GAAP. All significant intercompany transactions have been eliminated.

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

MINORITY INTEREST IN SUBSIDIARIES

The Company owns 89.8% of the equity interests in the Bus Installation Company and the remaining 10.2% is owned by the Guangzhou Public Automobile No. 2 Company. Therefore, the Company records minority interest expense to allocate 10.2% of the earnings of the Bus Installation Company to Guangzhou Public Automobile No. 2 Company, its minority shareholder. The minority shareholders are not required to fund the Company's deficits; therefore, no minority interest in subsidiaries was recorded on the balance sheet and statements of operations at September 30, 2007 and 2006.

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

LOSS PER SHARE

Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options. There were no stock options outstanding at September 30, 2007.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” relating to the business of China Longyi Group International Holdings Limited and its subsidiary companies. The forward-looking statements include, among others, statements concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on assumptions and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Risks and uncertainties include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any of the factors mentioned in the “Risk Factors” section of the Company’s annual report on Form 10-KSB filed on April 16, 2007. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

•
“China Longyi,” “we,” “us,” “our,” or the “Company” are references to the combined business of China Longyi Group International Holdings Limited and its wholly- and partially-owned subsidiaries, Minghua Acquisition Corp., a Delaware corporation; Good View Bus Manufacturing (Holding) Co. Ltd., a Hong Kong limited company, Eagle Bus Development Ltd., a Hong Kong limited company, Guangzhou City View Bus Installation Co. Ltd., a PRC company; Euromax International Investments Limited, a Hong Kong company, Beijing China Cardinal Real Estate Consulting Co., Ltd., a PRC company and Top Team Holdings Limited, a British Virgin Islands company;

•	“China” and “PRC” are references to the People’s Republic of China;

•	“RMB” refers to Renminbi, the legal currency of China;

•
“U.S. dollar,” “$” and “US$” are to the legal currency of the United States (for all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 7.5108 for its September 30, 2007 financial statements, and $1 = RMB 7.9040 for its September 30, 2006 financial statements, which were determined based on the currency conversion rate in effect at the balance sheet date for each respective quarter); and

•	“Securities Act” means the Securities Act of 1933, as amended, and “Exchange Act” means the Securities Exchange Act of 1934, as amended.

Overview

We are a New York corporation that was incorporated on February 29, 1996, as United Network Technologies, Inc. and we changed our name to Panagra International Corporation on October 2, 1998. From our inception until 2001, we were relatively inactive with limited operations. To date we have generated only very limited revenues. On August 2, 2001 we changed our name to Minghua Group International Holdings Limited and at that time we also increased the authorized common shares of our common stock from 40,000,000 shares to 200,000,000 shares. On October 16, 2007, we effectuated a 1-for-20 reverse stock split of all our issued and outstanding shares of common stock and changed our name to China Longyi Group International Holdings Limited.

Reverse Acquisition

In June 2001 we formed Minghua Acquisition Corp., a Delaware corporation, and acquired all the equity interests of Minghua Group International Holding (Hong Kong) Limited, or Minghua Hong Kong, a Hong Kong limited company formed on June 4, 1997, for a purchase price of $1,000,000 in cash and 28,000,000 shares of our common stock. The shares received by the Minghua Hong Kong shareholders equaled 70% of our issued and outstanding shares of common stock, resulting in a change of control to the Minghua Hong Kong shareholders.

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

Acquisition of the Bus Installation Company

On March 13, 2003, our indirect subsidiary, Ming Hua Environmental Protection Science and Technology Limited, a Hong Kong limited company, or Minghua Science, acquired an 89.8% equity interest in the Guangzhou City View Bus Installation Company, or the Bus Installation Company, through its acquisition of Good View Bus Manufacturing (Holdings) Company Limited, a Hong Kong limited company and Eagle Bus Development Limited, a Hong Kong limited company, which own 23.8% and 66% of the Bus Installation Company, respectively. The Bus Installation Company manufactures motor coaches for domestic sale in China and for export under the “Eagle” brand name. We sold 6 standard diesel buses in 2005 and 5 standard diesel buses in 2004, however, once we sell off the inventory of diesel buses and parts that we acquired along with our acquisition of the Bus Installation Company, we will no longer sell or manufacture diesel buses.

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

Qiang Long Investment

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

Recent Developments

From the time when we sold the 6 standard diesel buses in the first quarter of 2005 until November 12, 2007 when we completed the acquisition transaction with Daykeen, discussed herein, we had limited operations and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

On November 12, 2007, we completed an acquisition transaction with Top Time whereby we paid Daykeen, Top Time’s sole shareholder, a total consideration of $54.9 million (RMB 407 million, based on an exchange ratio of $1=RMB 7.414) in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. The equity portion of the purchase price amounts to a total of 62,250,000 shares of our common stock (based upon $0.02/share, the average of the closing price of the Company’s common stock on the OTCBB for the 365 calendar days prior to May 31, 2007, which was adjusted for our stock split which occurred on October 16, 2007 and resulted an effective purchase price of $0.40 per share). Top Time thereby became our wholly owned subsidiary and Daykeen will become our controlling stockholder upon our issuance to Daykeen of the equity portion of the purchase price in accordance with the Share Purchase Agreement.

Top Time was incorporated in Hong Kong in December 2006 and currently has two subsidiaries: Beijing SOD and Chongqing SOD. Beijing SOD is 90% owned by Top Time and was incorporated in China in March 2005. Chongqing SOD was incorporated in China in March 2007. Chongqing SOD is wholly owned by Beijing SOD.

For accounting purposes, the acquisition of Top Time was treated as a reorganization of entities under common control. When we refer in this report to business and financial information for periods prior to the consummation of the acquisition, we are referring to the business and financial information of Top Time on a consolidated basis unless the context suggests otherwise.

Our Business

We are a holding company that only operates through our indirect Chinese subsidiaries Beijing SOD and Chongqing SOD. Through our Chinese subsidiaries, we develop, manufacture and market our SOD products in China. SOD is a naturally occurring enzyme which may act as a potent antioxidant defense in cells that are exposed to oxygen. Certain research has shown that under certain biological conditions, SOD revitalizes cells and reduces the rate of cell destruction. It neutralizes the most common free radical—superoxide radical—by converting it into hydrogen peroxide and water. Because superoxide is harmful to human cells, and certain forms of SOD exist naturally in most humans, many studies show that SOD is valuable in protecting human cells from the harmful effects of superoxide. SOD is thought to be more powerful than antioxidant vitamins as it activates the body's productions of its own antioxidants. As a result, SOD is referred to as the “enzyme of life.” Commercially, SOD has a wide range of applications and is widely applied in foods, drinks, skin care productions, pharmaceuticals, to combat ailments ranging from sunburn to rheumatoid arthritis.

Industry Wide Factors that are Relevant to Our Business

We expect several key demographic, healthcare, and lifestyle trends to drive the growth of our business in the coming future:

•
Increased Focus on Healthy Living: Our management believes that as China becomes more affluent, its citizens are becoming more health conscious. They are leading more active lifestyles and becoming increasingly focused on healthy living, nutrition, and supplementation.. According to the Nutrition Business Journal, a higher percentage of today’s global population is involved to some degree in health and wellness than a few years ago. We believe that growth in the health supplements industry will continue to be driven by consumers who increasingly embrace health and wellness as a critical part of their lifestyles.

•
Aging Population: The average age of the Chinese population is increasing. According to World Population Prospects: The 2004 Revision (2005), the percentage of elderly persons in China is projected to triple between 2006 and 2050, from 8 percent to 24 percent, a total of 322 million people. We believe that these consumers are significantly more likely to use health supplements than younger persons and have higher levels of disposable income to pursue healthy lifestyles.

•
Rising Healthcare Costs and Use of Preventive Measures: Healthcare related costs have increased substantially in China. A survey released by China’s Ministry of Health found that the percentage of out-of-pocket health expenditures in China has increased from 35.7% in 1990 to 55.5% in 2003. To reduce medical costs and avoid the complexities of dealing with the healthcare system, and given increasing incidence of medical problems and concern over the use and effects of prescription drugs, many consumers take preventive measures, including alternative medicines and nutritional supplements.

Weaknesses and Uncertainties that Affect our Financial Condition

We face certain challenges and risks that may affect our financial condition. In recent years, low quality products and false advertisements have given the Chinese cosmetic and health products market a bad reputation. Consumers are often suspicious of the effects of cosmetics and health products. Some consumers think that these products cannot induce substantial beautification or health improvements, while others think these products may actually be harmful. In a market where efficient and inefficient markets are mixed up, and consumers have a distrust of the market, we will keep up our research and development of products, while strengthening our quality control at the same time. Based on our past high quality control, we believe that the reputation of our products will be strong.

Plan of Operation

We are a development stage company. We have only generated limited revenues from our operations since our inception. Before November 12, 2007, we had limited operations and our purpose was to acquire an operating business or the valuable assets of an unidentified company. As a result of the acquisition of Top Time, we changed our business plan to develop, manufacture and sell SOD products and our plan of operations for the next twelve months is to proceed with the implementation of this business plan. We will strive to launch all aspects of our operations. We believe that our business has opportunities for growth through the following growth strategies:

•
Focus on Brand Development. With intense price competition among many similar or identical products in the industry, we believe that building brand equity is the primary means to generate and sustain profitable growth in the future. We believe that our relationship with the government, hospital and ultimate customer is key to building brand equity, because it reflects our level of social responsibility. For instance, our SOD wine product has been listed on the governmental procurement list of Chongqing City. In addition, we plan to market our products through an integrated marketing program that includes televisions, customer flyers, and brochures. A number of merchandising techniques will be used, including the instruction of new products, the use of combination offers, the use of trial sizes and samples and the promotion of products packaged as gift items.

•
Market Expansion. We are committed to market and sell our products by growing our sales network. We plan to sell some of our products through a combination of direct selling and franchised stores. Our direct selling will be made through 15 sales agents through China. We intend to hire 20 more independent sales agents in China over the next five years. We seek to motivate our direct-selling representatives through the adoption of special incentive programs that reward superior sales performance. Periodical sales meetings with sales representatives are conducted in order to keep sales representative updated of product line changes, explain sales techniques and provide recognition for sales performance.

•
Technology Innovation. We believe that the development of new technology is critical to our success. We will continuously work to improve the quality of our existing and future products through introducing new technology. We will not only increase our investment in the acquisition of more research and development equipment but also establish joint-development programs with Chinese universities and research institutes.

•	Introducing New Products. We will endeavor to expand our market presence through introducing more competitive SOD products in the following three areas:

•	expanding our SOD wine production capacity by constructing 5 new production lines within the next twelve months.

•	building our production lines of SOD liquid and capsule in Beijing Life Science Park and applying for the production licenses to the related government agencies.

•	acquiring existing pharmaceutical companies to produce SOD medical products.

•
Sales campaigns. We believe that maintaining good public relations is key to our business success and organizing or participating in the public undertakings is undoubtedly the best means to promote public relations. The public activities of a company reflect key values it appreciates. Since the inception of our company, we have confirmed our long-term commitment to public undertakings. We sponsored and organized many important s social activities, such as “Academic Proseminar of Free Radical,” “Scientist Review of Shangri-la,” “Building Double Hundreds Named Activities of New Countryside,” and “Chinese Famous Persons Painting and Calligraphy.” These activities have not only reflected our high-level social responsibility, but also made us unique in the SOD industry in China. We believe that this kind of operation is and will continue to effectively promote our company reputation and our brand name.

Results of Operations For Fiscal Quarter Ended September 30, 2007 Compared To September 30, 2006

The following table summarizes the results of our operations during the fiscal quarter ended September 30, 2007 and provides information regarding the dollar and percentage increase or (decrease) from the third fiscal quarter of 2007 to the same period of 2006.

Line Item	9/30/07	9/30/06	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	0	0	0	0
Net income (loss)	(124,620)	505,038	(629,658)	(125%)
Operating Expenses	149,016	249,467	(100,451)	(40%)
General and Administrative Expense	149,016	249,450	(100,434)	(40%)
Interest Income(Expense)	24,440	(2,691)	27,131	(1008%)
Earnings (Loss) per common share	(0.01)	0.07	(0.08)	(114%)

We had revenues of $0 in the third fiscal quarter of 2007 compared to revenues of $0 during the same period in 2006. There was no change in total revenues during the third fiscal quarter of 2007 as compared to the third fiscal quarter of 2006.

During the third fiscal quarter of 2007 we incurred a net loss of $(124,620) compared with net income of $505,038 for the same period in the prior year. This represents an increase of $(629,658) or (125%) in net loss. This increase was primarily the result of a gain from the disposal of a subsidiary in the third fiscal quarter of 2006, which did not occur in the third fiscal quarter of 2007.

Our operating expenses for the third fiscal quarter of 2007 ware $149,016 as compared to $249,467 during the same period in 2006. This decrease of ($100,451) or (40%) was primarily the result of decreased salaries, accountant fees, and audit fees in the third fiscal quarter of 2007 compared to the same period in 2006.

General and administrative expenses in the third fiscal quarter of 2007 decreased by ($100,434) or (40%), to $149,016 in the third fiscal quarter of 2007 compared to $249,450 in the third fiscal quarter of 2006.The decrease is primarily due to decreases in salaries, accountant fees, and audit fees in the third fiscal quarter of 2007 compared to the same period in 2006.

Interest income in the third quarter of 2007 was $24,440 and interest expenses in the same quarter of 2006 was ($2,691).

There was a (0.01) loss per common share for the third fiscal quarter of 2007, compared to a 0.07 earning per common share during the same period of 2006. There were no changes as a result of the factors described above.

Results of Operations for the Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006

The following table summarizes the results of our operations during the nine months ended September 30, 2007 and September 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2006 to the nine months ended September 30, 2006.

Line Item	9/30/07	9/30/06	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	0	0	0	0
Net income (loss)	(481,380)	305,994	(787,374)	(257%)
Operating Expenses	544,407	537,707	16,700	3%
General and Administrative Expense	554,199	533,145	21,054	4%
Interest Income (Expense)	73,027	(32,531)	105,558	(324%)
Earnings (Loss) per common share	(0.06)	0.04	(0.10)	(280%)

During the nine months ended September 30, 2007 we incurred a net loss of $(481,380) compared with a net income of $305,994 for the same period in the prior year. This represents an increase of $(787,374) or 257% in net loss. This increase in net loss was primarily the result of a gain from the disposal of a subsidiary in the nine months ended September 30, 2006, which did not occur in the nine months ended September 30, 2007.

Our operating expenses for the nine months ended September 30, 2007 were $554,407 as compared to $537,707 during the same period in 2006. This increase of $16,700 or 3% was primarily the result of increased legal and professional fees in the nine months ended September 30, 2007 compared to the same period in 2006.

General and administrative expenses for the nine months ended September 30, 2007 were $554,199 as compared to $533,145 during the same period in 2006. This increase of $21,054 or 4% is primarily the result of an increase in legal and professional fees in the nine months ended September 30, 2007 compared to the same period in 2006.

Interest income in the nine months ended September 30, 2007 was $73,027 and interest expense in the same period of 2006 was ($32,531).

There was a (0.06) loss per common share for the nine months ended September 30, 2007, compared to a 0.04 earning per common share during the same period of 2006. There were no changes as a result of the factors described above.

Liquidity and Capital Resources

We had $28,125,359 in cash and cash equivalents as of September 30, 2007. As of such date, we also had total current assets of $30,110,773 and total assets of $31,156,398. We had total current liabilities (consisting of accounts payable, accrued liabilities, short term notes payable, due to directors and other payables) in the amount of $2,918,943. Our stockholder’s equity as of September 30, 2007 was $28,237,455. Since inception, we have accumulated a deficit (net loss) of $(29,646,680).

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

The Company has accounted for employee stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment.” Under SFAS 123(R) the Company is required to recognize share-based compensation expense at face value. The Company had no such compensation expense for the fiscal quarters ended September 30, 2007 and 2006.

Inflation

We do not believe that inflation has had a material impact on our results of operations for the fiscal quarters ended September 30, 2007 or 2006.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Jie Chen, our Chief Executive Officer, and Xinmin Pan, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of September 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended September 30, 2007 that were not previously disclosed in a quarterly report on Form 10-QSB or a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the third fiscal quarter of 2007.

ITEM 5. OTHER INFORMATION

On October 16, 2007, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of New York, pursuant to which we changed our name to “China Longyi Group International Holdings Limited” and effectuated a 1-for-20 reverse stock split of all our issued and outstanding shares of common stock. The Certificate of Amendment to Certificate of Incorporation of the Company is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of New York on October 16, 2007.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 19, 2007	CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

	By:	/s/ Jie Chen
Jie Chen Chief Executive Officer (Principal Executive Officer)

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of New York on October 16, 2007.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.