Form 10KSB
period 2007-12-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2008-04-15
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007

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
69 Banjing Road
Haidian District
Beijing, People's Republic of China, 100089
(Address of Principal Executive Offices)

+86-10-884-52568
(Registrant's Telephone Number, Including Area Code)

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

Yes ☒                 No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                 No ☒

The issuer's revenues for its most recent fiscal year are 47,454.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 24, 2008 is $19,257,328.

The number of shares outstanding of the issuer's common stock as of March 24, 2008 is 77,655,862.

SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB, including the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking statements" relating to the business of China Longyi Group International Holdings Limited and its subsidiary companies. The forward-looking statements include, among others, statements concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on assumptions and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Risks and uncertainties include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any of the factors mentioned in the "Risk Factors" section of This annual report on Form 10-KSB. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

  "China Longyi," "we," "us," "our," or the "Company" are references to the combined business of China Longyi Group International Holdings Limited (formerly known as Minghua Group International Holdings Limited) and its wholly- and partially-owned subsidiaries: Minghua Acquisition Corp., a Delaware corporation; Top Team Holdings Limited, a British Virgin Islands company; and Top Time International Limited, or Top Time, a Hong Kong company, and Top Time's 90% majority owned PRC subsidiary, Beijing Longyi Biology Technology Co. Ltd., or Beijing SOD, and its 81% majority owned PRC subsidiary, Chongqing JiuZhou Dismutase Biology Technology Co., Ltd., or Chongqing SOD;

  "China" and "PRC" are references to the People's Republic of China;

  "RMB" refers to Renminbi, the legal currency of China;

  "U.S. dollar," "$" and "US$" are to the legal currency of the United States (for all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 7 .3064(exchange rate used in the balance sheet) and $1 = RMB 7 .6078 (exchange rate used in the statements of operations) for its fiscal year 2007 financial statements, and $1 = RMB 7 .80 for fiscal year 2006 financial statements, which were determined based on the currency conversion rate in effect at the balance sheet date for each respective quarter); and

  "Securities Act" means the Securities Act of 1933, as amended, and "Exchange Act" means the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background and Recent Developments

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

Reverse Acquisition

In June 2001 we formed Minghua Acquisition Corp., a Delaware corporation, and acquired all the equity interests of Minghua Group International Holding (Hong Kong) Limited, or Minghua Hong Kong, a Hong Kong limited company formed on June 4, 1997, for a purchase price of $1,000,000 in cash and 28,000,000 (pre reverse split) shares of our common stock. The shares received by the Minghua Hong Kong shareholders equaled 70% of our issued and outstanding shares of common stock, resulting in a change of control to the Minghua Hong Kong shareholders.

At that time, the sole asset of Minghua Hong Kong was an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicle Co., Ltd., or Minghua EPV, a PRC corporation. The remaining 15% equity minority interest in China Minghua EPV was owned by a related party, Asia Key Group Limited, through its wholly-owned subsidiary Minghua Real Estate (Shenzhen) Ltd., formerly known as Minghua Investment Co., Ltd., or Minghua Real Estate. On January 29, 2004, the Company acquired this 15% minority interest held by Minghua Real Estate, in a related party transaction by paying $990,638 in cash and issuing 28,210,000 (pre reverse split) shares of our common stock. Through Minghua EPV, our business became the development and commercialization of mass transit, hybrid electric vehicles, primarily buses.

Acquisition of the Bus Installation Company

On March 13, 2003, our indirect subsidiary, Ming Hua Environmental Protection Science and Technology Limited, a Hong Kong limited company, or Minghua Science, acquired an 89.8% equity interest in the Guangzhou City View Bus Installation Company, or the Bus Installation Company, through its acquisition of Good View Bus Manufacturing (Holdings) Company Limited, a Hong Kong limited company and Eagle Bus Development Limited, a Hong Kong limited company, which own 23.8% and 66% of the Bus Installation Company, respectively. The Bus Installation Company manufactured motor coaches for domestic sale in China and for export under the "Eagle" brand name. We sold 6 standard diesel buses in 2005 and 5 standard diesel buses in 2004, however, once we sold off the inventory of diesel buses and parts that we acquired along with our acquisition of the Bus Installation Company, we no longer sold or manufactured diesel buses.

Acquisition of Beijing Cardinal

On June 16, 2004, Minghua Hong Kong formed a wholly owned subsidiary in the PRC, named Beijing China Cardinal Real Estate Consulting Co., Ltd., or Beijing Cardinal. We intended to use Beijing Cardinal as a vehicle to make future real estate investments in the PRC. However, at December 31, 2006, Beijing Cardinal had not begun significant operations.

Sale of Environmental Vehicle Business

Through Minghua Hong Kong, we had been focused on the development and commercialization of mass transit, hybrid electric vehicles, primarily buses. However, although prototype hybrid vehicles and a limited number of other vehicles have been produced, we have not been able to successfully commercialize these vehicles. As a result, on September 28, 2006, we disposed of our entire interests in Minghua Hong Kong and Minghua Science to Messrs. Han Lian Zhong and Niu Rui Cheng for 1 HK$, in exchange for their assumption of Minghua Hong Kong and Minghua Science's debt. However, we retained our interests in China Cardinal, which were transferred to our subsidiary, Euromax International Investments Limited, or Euromax, and in the Guangzhou City View Bus Installation Company, which was transferred to our subsidiary, Top Team Holdings Limited (BVI), or Top Team.

Qiang Long Investment

On January 29, 2004, we entered into a subscription agreement with Qiang Long Real Estate Development Co., Ltd., or Qiang Long, a PRC company, pursuant to which, as amended and supplemented from time to time, Qiang Long was obligated to purchase 140,000,000 (pre reverse split) shares of our common stock, par value $0.01 at an aggregate purchase price of US$29,400,000, or $0.21 per share. An amount equaling US$653,795 was paid to us as a performance bond and an additional US$632,911 was paid to us in 2006 in exchange for 3,013,862 (pre reverse split) shares. The balance of US$28,113,294 was to be paid in full by June 30, 2007, for the remaining 136,986,138 (pre reverse split) shares. On June 29, 2007, we consummated our obligations under the contract, pursuant to a letter agreement between the Company and Qiang Long. Pursuant to the letter agreement, we acknowledged our receipt of the final payment in cash from Qiang Long as fulfillment of Qiang Long's investment obligation, and agreed to issue 50,000,000 (pre reverse split) shares to Qiang Long on or before July 23, 2007, and the remaining 86,986,138 (pre reverse split) shares within fifteen (15) business days following the effective date of an amendment to our Certificate of Incorporation to effect a one-for-twenty reverse split of our outstanding common stock, which will be equal to 4,349,307 shares post-reverse split. Accordingly, on August 2, 2007, 50,000,000 shares were issued to Qiang Long.

As a result of the closing of the investment transaction with Qiang Long, our Chairman, Mr. Changde Li, now beneficially owns and controls 155,000,000 (pre reverse split) shares (7,750,000 shares post-reverse split) or 54.0% of the Company's issued and outstanding common stock, 15,000,000 (pre reverse split) of which he holds indirectly through Qiang Long, 136,986,137 (pre reverse split) of which he holds indirectly through Qiang Long's affiliate, Jolly Concept Management Limited, a BVI company, and 3,013,863 (pre reverse split) of which he holds through Qiang Long's affiliate, Chinese Dragon Heritage Investment Management Limited, a PRC company.

Acquisition of Top Time

From the time when we sold the 6 standard diesel buses in the first quarter of 2005 until November 12, 2007 when we completed the acquisition transaction with Daykeen, discussed herein, we had limited operations and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

On November 12, 2007, we completed an acquisition transaction with Top Time International Limited, a Hong Kong Company, or Top Time, whereby we paid Daykeen, Top Time's sole shareholder, a total consideration of $54.9 million (RMB 407 million, based on an exchange ratio of $1=RMB 7.414) in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. $30 million of cash was paid to Daykeen by three transactions, Beijing Cardinal, De Qiu Hong, and Mr. Chen Zhiping paid $29 million, $0.4 million, and $0.6 million on behalf of the Company, respectively. As a result, the Company offset the same amounts of balance of the three parties' current accounts. The equity portion of the purchase price amounts to a total of 62,250,000 (post reverse split) shares of our common stock (based upon $0.02/share, the average of the closing price of the Company's common stock on the OTCBB for the 365 calendar days prior to May 31, 2007, which was adjusted for our stock split which occurred on October 16, 2007 and resulted an effective purchase price of $0.40 per share). Top Time thereby became our wholly owned subsidiary and Daykeen will become our controlling stockholder upon our issuance to Daykeen of the equity portion of the purchase price in accordance with the Share Purchase Agreement.

Top Time was incorporated in Hong Kong in December 2006 and currently has two subsidiaries: Beijing SOD and Chongqing SOD. Beijing SOD was incorporated in China in March 2005 and is 90% owned by Top Time and 10% owned by Ms. Ran Wang. Chongqing SOD was incorporated in China in March 2007 and is 81% owned by Top Time, 10% owned by Mr. Guoqing Tan and 9% owned by Ms. Ran Wang.

For accounting purposes, the acquisition of Top Time was treated as a reorganization of entities under common control. When we refer in this report to business and financial information for periods prior to the consummation of the acquisition, we are referring to the business and financial information of Top Time on a consolidated basis unless the context suggests otherwise.

Sale of Top Team Subsidiaries

Through acquisition of Top Time, our business became the development, manufacture and sale of SOD products. As a result, on November 28, 2007, we disposed of five subsidiaries held by Top Team Holdings Limited (BVI): Euromax International Investments Limited, Beijing China Cardinal Real Estate Consulting Co., Ltd, Eagle Bus Development Limited (HK), Good View Bus Manufacturing Company Limited (HK), and Guangzhou City View Bus Installation Company Limited (PRC), to Mr. Zhiping Cheng, for an aggregate sale price of RMB5,000,000 (approximately $715,000).

Overview of Our Business

We are a holding company that only operates through our indirect Chinese subsidiaries Beijing SOD and Chongqing SOD. Through our Chinese subsidiaries, we develop, manufacture and market our SOD products in China. SOD is a naturally occurring enzyme which may act as a potent antioxidant defense in cells that are exposed to oxygen. Certain research has shown that under certain biological conditions, SOD revitalizes cells and reduces the rate of cell destruction. It neutralizes the most common free radical—superoxide radical—by converting it into hydrogen peroxide and water. Because superoxide is harmful to human cells, and certain forms of SOD exist naturally in most humans, many studies show that SOD is valuable in protecting human cells from the harmful effects of superoxide. SOD is thought to be more powerful than antioxidant vitamins as it activates the body's productions of its own antioxidants. As a result, SOD is referred to as the "enzyme of life." Commercially, SOD has a wide range of applications and is widely applied in foods, drinks, skin care productions, pharmaceuticals, to combat ailments ranging from sunburn to rheumatoid arthritis.

Our Industry

The health supplements industry is currently made up of many small- and medium-sized companies that manufacture and distribute products generally intended to, or marketed for the purpose of maintaining, and sometimes improving, the body's health and general well being. In 2004, sales of health supplements in China reached RMB 34 billion (approximately $4.25 billion) and according to the China Personal Health & Supplemental Industry Survey 2005, the annual growth rate of health supplement consumption in China between 15% and 30%, compared with around 13 % in other developed countries.

According to China Enterprises Association, currently, there are over 3,000 manufacturers of health supplement products in China, with an annual production value of over $6.25 billion. Of these manufacturers, large enterprises with registered capital of over $12.5 million only account for 1.45%; medium-sized enterprises with registered capital under $12.5 million, but over $6.25 million, make up 38%; and workshop-style enterprises with registered capital below $12,500 make up 12.5% of the total number of manufacturers. According to China Personal Health & Supplemental Industry Survey 2005, the sales of health supplement products in China are expected to reach RMB 70 billion (approximately $ 8.75 billion) in 2009, with a compounded annual growth rate of 15.24%.

Ever since American scientists Joe McCord and Irwin Fridovich discovered SOD in cattle erythrocytes in 1969 and hypothesized that it can protect life molecules from oxygenation and retrogradation, experts in the fields of biology and medicine and many entrepreneurs and industrialists have been engaged in research, study, development, application and transformation of SOD into products that we believe will provide human beings with certain health and longevity benefits.

Research into the functions and applications of SOD in China began in the late 1970's. Since then, various centers of research in China, including universities, the military and private companies, have researched food, medicinal, and cosmetic applications for SOD. In the 1990's, SOD foods began to be sold in China, including SOD soy milk, SOD dairy milk, and SOD beer. Due to technical problems with these first-generation SOD food products and limited public knowledge of the health benefits of SOD, many were discontinued. Technical difficulties relating to the commercialization of SOD products in China have included: (1) lack of methods for efficient harvesting of SOD from animal and human blood and plants; (2) problems with the maintenance and stabilization of harvested SOD, the longest shelf life so far being only two years in China; and (3) technical problems in the effectiveness of SOD in products, particularly food and other products to be consumed orally. More recently, however, various SOD food products have reappeared in China, including SOD milk, SOD wine, and SOD vegetables and fruits. We believe that these and other types of SOD products will become extremely popular due in part to innovations in the SOD industry; recognition of SOD technologies as proprietary intellectual property; government policies encouraging healthier food; the higher awareness of consumers in China of the health benefits of consuming products containing SOD; and the growth of the spending power of Chinese citizens.

In addition, the China Science and Technology Institute has recognized that SOD product technologies are proprietary intellectual property. SOD companies, including us, have instituted strict measures to protect their SOD product technologies from being misappropriated. As such, the SOD product technologies may be protected by Chinese intellectual property law even if they are not patented. As a result, companies are encouraged to develop and commercialize SOD technologies.

The growing wealth of the Chinese public and its related greater interest in better health and nutrition are also trends in SOD industry's favor. SOD production and distribution companies have been working hard to develop innovations to best exploit the commercial potential of SOD, including our subsidiary, Chongqing SOD. Since 1993, various types of SOD products have been sold in China, such as Beijing Dabao SOD skin care series, Wuhan Jiutouniao SOD liquid nutrition drink series, Guizhou Laoliafu SOD liquid nutrition drink series, Zhejing SOD beer, SOD toothpaste, SOD soy milk. We believe that the SOD industry in China should expand as Chinese consumers grow more able and willing to purchase SOD products.

Our Products

Currently we are manufacturing one product, which is Jiuzhou SOD plant wine which we market under the name "Jiuzhou Holy Wine." Our Jiuzhou SOD plant wine is a product developed from the zymolysis of natural wide berries with an alcohol level of 21%. We plan to produce SOD oral liquid and SOD capsules after our Jiuzhou SOD plant wine products enter into the market and generate revenues to us. We also plan to produce and sell SOD medicines and skin care products after we receive manufacturing permits from the State Food and Drug Administration, or SFDA.

Sales & Marketing Strategy

Our sales and marketing department currently consists of 16 employees. We are developing a diversified sales network which allows us to effectively market products and services to our customers. In addition to sales efforts conducted directly by our internal sales team and other employees, we also use sales agents. We have relationships with 15 sales agents to sell our products.

In terms of geographic area, our sales network covers 21 cities in China. Our Jiuzhou SOD wine has been listed on the governmental procurement list of Chongqing City, which will grant us a priority to sell our SOD products to various governmental agencies in Chongqing City. We also expect that our SOD products will be listed on the governmental procurement list of Beijing City within the next 6 months. We plan to expand our sales network to cover more Chinese cities, including Shenzhen, Guangzhou, Nanjing, Shanghai, Shijiazhuang, Lhasa and Nanchang.

We also plan to employ an online order system, which will cover four major metropolitan areas, such as Beijing, Chengdu, Kuming and Chongqing, within the next 12 months. Through our website http://www.jiuzhoushengjiu.com/index.asp, we will be able to offer a complete line of our products to our customers 24 hours a day, seven days a week. This additional sales channel will enable us to market and sell our products in regions where we do not have retail operations or have limited operations.

Competition

The health supplementary business both within China and globally is highly fragmented and intensely competitive. Many of our competitors, both domestic and international, have significant research and development capabilities and financial, scientific, manufacturing, marketing and sales resources. Although our marketing and sales efforts of SOD products are very limited, we believe that we will compete with our competitors based upon the price and quality of our products, ability to produce a diverse range of products and customer services.

In China, we compete principally with Chengdu New Asia Bioengineering Co., Ltd., Zhuhai Zixing Biological Engineering Co., Ltd. and Liaoyuan Jinchang Bioengineering Co., Ltd.

We believe that our Jiuzhou SOD wine, made from more than 10 kinds of wild plants, is more efficient to remove superoxide free radicals than SOD liquid products made by our competitors. In addition, we believe that our SOD plant compound enzyme can be stored under the normal atmospheric temperature for more than 10 years, much longer than the life span of many other SOD products made from animal blood or a single plant.

Intellectual Property

Although none of our products are currently covered by patents, we already prepared all necessary documents and related materials and will register patent for SOD mother solution application skill. Furthermore, We have registered a trademark for our SOD product which we will sell under the name "Jiuzhou Holy Wine."

In addition, we protect our know how technologies through confidentiality agreements we entered into with our employees in our production department.

Research and Development

We currently operate our research and development department through Beijing SOD. As of December 31, 2007, we have eight research and development staff (six of whom hold Master/PhD degrees). Our research and development department is responsible for developing advanced technologies, developing new SOD products and training. We also plan to establish a "life technology" research academy for where our staff may research and develop SOD's application as an antioxidant and energy booster.

During the fiscal years 2007 and 2006, we did not incur any research and development expenses with respect to our SOD products. We plan to increase our research and development efforts in 2008.

Regulation

Based on different potential uses, SOD products in China are classified into three types under the Chinese law and accordingly are subject to different Chinese laws and regulations.

If the SOD products are sold for manufacturing food, they are considered as food additives. Under the Chinese law, a company may not produce SOD products for food additives use without two licenses, the Food Hygiene License issued by the provincial Administration of Health, or AOH, and the Food Production License issued by the provincial Administration of Quality Supervision, Inspection and Quarantine, or AQSIQ. If the SOD products are sold as raw materials for drugs, the Company should first obtain the Pharmaceutical Producer License from the provincial AOH and the approval from the provincial FDA.

We have already obtained both the Food Hygiene License issued by the Chongqing AOH and the Food Production License issued by the local AQSIQ. Since we also plan to produce and sell SOD medicines and skin care products, we plan to apply for the Pharmaceutical Producer License from the provincial AOH and the approval from the provincial State Food and Drug Administration, or SFDA.

In addition, we are also subject to PRC's foreign currency regulations. The PRC government has control over RMB reserves through, among other things, direct regulation of the conversion or RMB into other foreign currencies. Although foreign currencies which are required for "current account" transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government.

Employees

As of December 31, 2007, we had a total of 72 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our Company.

Department	Number of Employees

Sales	16

Administration	8

Finance	5

SOD Production Center	35

Research and Development	8

Total	72

We believe that our relationship with our employees is good. The remuneration payable to employees includes basic salaries and allowances. We have not experienced any significant problems or disruption to our operations due to labor disputes, nor have we experienced any difficulties in recruitment and retention of experienced staff.

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

As required by applicable Chinese laws, we have entered into employment contracts with all of our officers, managers and employees.

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. We are required to contribute to the scheme at a rate of 28% of the average monthly salary. In addition, we are required by Chinese laws to cover employees in China with various types of social insurance. We have purchased social insurances for all of our employees.

ITEM 2. DESCRIPTION OF PROPERTY

All land in China is owned by the State or collectives. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms according to the relevant Chinese laws. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

Our executive offices are located at 8/F East Area, Century Golden Resources Business Center, 69 Bangjing Road, Haidian District, Beijing, People's Republic of China 100089. Our executive offices consist of approximately 130 square meters consisting entirely of administrative office space. This lease expired on December 31, 2005 and we continue to occupy this property on a month-to-month basis.

Our main production facilities are located at Sanjie Village, Shuanfu Town, Jiangjin City, Chongqing. The total site area is approximately 20,000 square meters. We lease this facility under a lease agreement with ShuanFu Town Government. The term of the lease is 20 years. We plan to buy the facility when the lease expires.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted and traded from time to time on the Over-the-Counter Electronic Bulletin Board (OTCBB) under the symbol "CGYG". The CUSIP number is 16942Q109. The transfer agent of our common stock is Securities Transfer Corporation whose address is at 2591 Dallas Parkway, Suite 102 Frisco, TX 75034, (469) 633-0101.

The following table sets forth, for the periods indicated, the high and low bid prices for the common stock as reported on Yahoo.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Year Ended December 31, 2008
1st Quarter (as of March 24, 2008)	$3.00	$0.51

Year Ended December 31, 2007
1st Quarter	$0.04	$0.01
2nd Quarter	$0.055	$0.025
3rd Quarter	$0.36	$0.11
4th Quarter	$1.10	$0.51

Year Ended December 31, 2006
1st Quarter	$0.05	$0.017
2nd Quarter	$0.003	$0.017
3rd Quarter	$0.02	$0.015
4th Quarter	$0.025	$0.01

________________________

(1)The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

On December 31, 2007, there were approximately 268 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On June 29, 2007, the Company consummated an investment transaction pursuant to which the Company sold to Qiang Long Real Estate Development Co., Ltd., 7,000,000 shares of the Company's common stock, for a purchase price, in the aggregate, of $29,400,000 or $4.20 per share. The issuance of our shares to Qiang Long was made in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Regulation S thereunder.

On November 12, 2007, pursuant to an Equity Transfer Agreement with Daykeen, the sole owner of Top Time International Limited ("Top Time"), we agreed to issue 62,250,000 shares of our common stock to Daykeen as part of the consideration for the acquisition of 100% of the equity interest of Top Time. The offer and sales of the securities were made in an offshore transaction pursuant to Regulation S under the Securities Act.

The Company's reliance upon Regulation S was based upon the following factors (a) the stockholder is neither a U.S. person nor acquiring the Shares for the account or benefit of any U.S. person, (b) the stockholder agreed not to offer or sell the Shares (including any pre-arrangement for a purchase by a U.S. person or other person in the United States) directly or indirectly, in the United States or to any natural person who is a resident of the United States or to any other U.S. person as defined in Regulation S unless registered under the Securities Act and all applicable state laws or an exemption from the registration requirements of the Securities Act and similar state laws is available, (c) the stockholder made its subscription from its offices at an address outside of the United States and (d) the stockholder or its advisor has such knowledge and experience in financial and business matters that the stockholder is capable of evaluating the merits and risks of, and protecting its interests in connection with an investment in the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

We are a holding company that only operates through our indirect Chinese subsidiaries. Through our Chinese subsidiaries, we develop and manufacture SOD in China, with a wide range of applications, especially in foods, medicines and cosmetic products. We plan to market, sell and service our products nationally through a combination of company-owned offices and independent sales agents. Currently we have two sales offices, one located in Chengdu, and the other located in Chongqing, and we plan to establish agents in additional offices across China. We have targeted our approach to meet local market conditions which we believe provides the best possible products for our customers throughout China. In recent years, more and more people are choosing to eat or drink healthier foods and beverages. During fiscal year 2008, we plan to not only produce and sell our SOD wine and beverage products, but we plan to negotiate with local food manufacturing companies to become a supplier of SOD for use as a food additive.

Our Background and History

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

In June 2001, we formed Minghua Acquisition Corp., a Delaware corporation, and acquired all the equity interests of Minghua Hong Kong, a Hong Kong limited company formed on June 4,1997, for a purchase price of $1,000,000 in cash and 1,400,000 shares of our common stock. The Minghua Hong Kong shareholders received 70% of our issued and outstanding shares of common stock, resulting in a change of control to the Minghua Hong Kong shareholders. At that time, the sole asset of Minghua Hong Kong was an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicle Co., Ltd., or Minghua EPV, a PRC corporation. The remaining 15% equity minority interest in Minghua EPV was owned by a related party, Asia Key Group Limited, through its wholly-owned subsidiary Minghua Real Estate (Shenzhen) Ltd., formerly known as Minghua Investment Co., Ltd., or Minghua Real Estate. On January 29, 2004, we acquired the 15% minority interest held by Minghua Real Estate, in a related party transaction by paying $990,638 in cash and issuing 1,410,500 shares of our common stock. Through Minghua EPV, our business became the development and commercialization of mass transit, hybrid electric vehicles, primarily buses.

On March 13, 2003, our indirect subsidiary, Minghua Science, acquired an 89.8% equity interest in the Guangzhou City View Bus Installation Company, through its acquisition of Good View Bus Manufacturing (Holdings) Company Limited, a Hong Kong limited company and Eagle Bus Development Limited, a Hong Kong limited company, which own 23.8% and 66% of the Bus Installation Company, respectively. The Bus Installation Company manufactured motor coaches for domestic sale in China and for export under the "Eagle" brand name. We sold 6 standard diesel buses in 2005 and 5 standard diesel buses in 2004, however, once we sold off the inventory of diesel buses and parts that we acquired with the Bus Installation Company, we no longer manufactured diesel buses.

On June 16, 2004, Minghua Hong Kong formed Beijing Cardinal. We intended to use Beijing Cardinal as a vehicle to make future real estate investments in the PRC. However, Beijing Cardinal has not begun significant operations.

Through Minghua Hong Kong, we had been focused on the development and commercialization of mass transit, hybrid electric vehicles, primarily buses. However, although prototype hybrid vehicles and a limited number of other vehicles have been produced, we have not been able to successfully commercialize these vehicles. As a result, on September 28, 2006, we disposed of our entire interests in Minghua Hong Kong and Minghua Science to Messrs. Han Lian Zhong and Niu Rui Cheng for 1 HK$, in exchange for their assumption of Minghua Hong Kong and Minghua Science's debt. However, the Company retained its interests in Beijing Cardinal which were transferred to our subsidiary, Euromax International Investments Limited, and in the Guangzhou City View Bus Installation Company, which was transferred to our subsidiary, Top Team Holdings Limited (BVI).

From the time when we sold 6 standard diesel buses during the first quarter of 2005 until November 12, 2007 when we completed the acquisition transaction with Top Time, we had limited operations and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

Acquisition of Top Time

On November 12, 2007, we completed an acquisition transaction with Top Time whereby we paid Daykeen, Top Time's sole shareholder, a total consideration of $54.9 million, in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. $30 million of cash was paid to Daykeen by three transactions, Beijing Cardinal, De Qiu Hong, and Mr. Chen Zhiping paid $29 million, $0.4 million, and $0.6 million on behalf of the Company, respectively. As a result, the Company offset the same amounts of balance of the three parties' current accounts. The equity portion of the purchase price amounts to a total of 62,250,000 shares of our common stock. The share number was calculated based upon $0.02/share, the average of the closing price of the Company's common stock on the OTCBB for the 365 calendar days prior to May 31, 2007, which was adjusted for our stock split which occurred on October 16, 2007. As a result, the effective purchase price per share was $0.40. Although such price is greater than the then trading price of our common stock, which was $0.145 per share on November 12, 2007, as reported on the OTCBB, the then trading price did not reflect our 1-for-20 reverse split. The price reflects the current trading price, which is $0.51 as of February 13, 2008.

As a result of this acquisition transaction, Top Time became our wholly owned subsidiary and Daykeen will become our controlling stockholder upon our issuance to Daykeen of the equity portion of the purchase price in accordance with the Share Purchase Agreement.

Top Time was incorporated in Hong Kong in December 2006 and currently has two subsidiaries: Beijing SOD and Chongqing SOD. Beijing SOD is 90% owned by Top Time and was incorporated in China in March 2005. Chongqing SOD was incorporated in China in March 2007 and is wholly owned by Beijing SOD.

Industry Wide Factors that are Relevant to Our Business

We expect several key demographic, healthcare, and lifestyle trends to drive the growth of our business in the coming future:

  Increased Focus on Healthy Living: Our management believes that as China becomes more affluent, its citizens are becoming more health conscious. They are leading more active lifestyles and becoming increasingly focused on healthy living, nutrition, and supplementation.. According to the Nutrition Business Journal, a higher percentage of today's global population is involved to some degree in health and wellness than a few years ago. We believe that growth in the health supplements industry will continue to be driven by consumers who increasingly embrace health and wellness as a critical part of their lifestyles.

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

  Rising Healthcare Costs and Use of Preventive Measures: Healthcare related costs have increased substantially in China. A survey released by China's Ministry of Health found that the percentage of out-of-pocket health expenditures in China has increased from 35.7% in 1990 to 55.5% in 2003. To reduce medical costs and avoid the complexities of dealing with the healthcare system, and given increasing incidence of medical problems and concern over the use and effects of prescription drugs, many consumers take preventive measures, including alternative medicines and nutritional supplements.

  Food and Beverage Security: Since 2007, food and beverage security has become more important to PRC regulators. The PRC government regulates and enforces strict food and beverage testing procedures and we are required to obtain licenses for the sale of any new food and beverage products from the relevant authorities. We currently sell SOD products (SOD WINE ) for manufacturing food, and we have already obtained both the Food Hygiene License issued by the Chongqing AOH and the Food Production License issued by the local AQSIQ. We also plan to produce and sell SOD medicines and skin care products, and we have applied for the Pharmaceutical Producer License from the provincial AOH and the approval from the provincial State Food and Drug Administration, or SFDA. It will take more than half year to get the license from AOH and the approval from SFDA for us to sell SOD medicines and skin care products.

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

For accounting purposes, the acquisition of Top Time was treated as a reorganization of entities under common control. When we refer in this report to business and financial information for periods prior to the consummation of the acquisition, we are referring to the business and financial information of China Longyi on a consolidated basis unless the context suggests otherwise.

Results of Operations

We are a development stage company. We have only generated limited revenues from our operations since our inception. Before November 12, 2007, we had limited operations and our purpose was to acquire an operating business or the valuable assets of an unidentified company. As a result of the acquisition of Top Time, we changed our business to the development, manufacture and sale of SOD products.

Fiscal Year Ended December 31, 2007 Compared to December 31, 2006

The following table summarizes the results of our operations during the fiscal years ended December 31, 2007 and 2006 and provides information regarding the dollar and percentage increase or (decrease) from the 2006 fiscal year to the 2007 fiscal year.

				Percentage
		12/31/06	Increase	Increase
Line Item	12/31/07		(Decrease)	(Decrease)

Revenues	$47,454	$0.00	$47,454	-

Net Income ( Loss)	$3,094,885	($345,621)	$3,440,506	995%

Operating Expenses	$1,314,806	$1,101,349	$213,457	19.38%

Earnings (Loss) per common share	0.21	($0.05)	0.26	520%

We have only generated very limited revenues from our operations since our inception. In order to generate revenues, we must raise enough capital to execute our business plan of manufacturing and selling SOD products. We believe that if we are able to consummate the financing arrangements with Qiang Long, we will have enough capital to execute our business plan.

We had revenues of $47,454 in fiscal year 2007, compared to revenues of $0 during fiscal year 2006. The revenues in 2007 increased by $47,454 primarily due to the sale of our new SOD Wine products during December of the 2007 period.

Our net income (loss) for the year ended December 31, 2007 was $3,094,885, compared to $(345,621) for the prior year. This represents an increase of $3,440,506 or 995%. This increase in net profit (loss) was primarily the result of our disposal during November of the 2007 period of five subsidiaries and our recognized gain of $3,385,630 in connection with this disposal.

Our operating expenses for the fiscal year ended December 31, 2007 were $1,314,806, as compared to $1,101,349 during the same period in 2006. This increase of $213,457 or 19.38% is primarily the result of the following factors:

  Increased General and Administrative expense $528,068, which contribute 67.14% to the overall increase;

  Decreased Research and development costs $6,963, which offset 0.89% to the overall increase;

  Decreased Write-off Inventory and Bus Licenses $307,648, which offset 39.12% to the overall increase.

Earnings (Loss) per common share for the fiscal year ended December 31, 2007 was 0.19, as compared to a loss of 0.05 during the same period of 2006.

Liquidity and Capital Resources

We had $64,547 in cash, cash equivalents and short-term investments as of December 31, 2007. As of such date, we also had total current assets of $3, 862, 377 and total assets of $4,830,161. We have total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $924,329. Our stockholder's equity as of December 31, 2007 was $3,234,070. Since inception, we have accumulated a deficit of $26,070,415.

On January 29, 2004, we entered into a subscription agreement with Qiang Long Real Estate Development Co., Ltd., or Qiang Long, a PRC company, pursuant to which, as amended and supplemented from time to time, Qiang Long was obligated to purchase 140,000,000 shares of our common stock, par value $0.01 at an aggregate purchase price of US$29,400,000, or $0.21 per share. An amount equaling US$653,795 was paid to us as a performance bond and an additional US$632,911 was paid to us in 2006 in exchange for 3,013,862 shares. The balance of US$28,113,294 was to be paid in full by June 30, 2007, for the remaining 136,986,138 shares. On June 29, 2007, we consummated our obligations under the contract, pursuant to a letter agreement between the Company and Qiang Long. Pursuant to the letter agreement, we acknowledged our receipt of the final payment in cash from Qiang Long as fulfillment of Qiang Long's investment obligation, and agreed to issue 50,000,000 shares to Qiang Long on or before July 23, 2007, and the remaining 86,986,138 shares within fifteen (15) business days following the effective date of an amendment to our Certificate of Incorporation to effect a one-for-twenty reverse split of our outstanding common stock, which will be equal to 4,349,307 shares post-reverse split.

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

Critical Accounting Policies

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and marketing in the PRC. Changing political climates in the PRC could have a significant effect on the Company's business.

Foreign Currencies

The company has determined that RMB to be its functional currency. The accompanying consolidated financial statements are presented in U.S. dollars. The consolidation financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

Restrictions on Transfer of Assets Out of the PRC

Dividend payments by Beijing SOD are limited by certain statutory regulations in the PRC. No dividends may be paid by Beijing SOD without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax.

Significant Estimates

Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to property and equipment, accrued liabilities and, the useful lives for depreciation.

Revenue Recognition

Revenues are recognized as earned when the following four criteria are met: (1) a customer issues purchase orders or otherwise agrees to purchase products; (2) products are delivered to the customer; (3) pricing is fixed or determined in accordance with the purchase order or agreement; and (4) collectibility is reasonably assured.

Inflation

Inflation does not materially affect our business or the results of our operations.

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

Risk Factors

You should carefully consider the risks described below, which constitute all of the material risks facing us. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this report, including our financial statements and related notes.

RISKS RELATED TO OUR BUSINESS

We are an early stage development company and we have a limited operating history of our current business. We have earned only insignificant revenues and it is uncertain whether we will earn any revenues in the future or whether we will ultimately be profitable.

We are in the development stage and our future operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of SOD products, the utilization of unproven technology and the competitive environment in which we operate. There can be no assurance that we will be able to develop, manufacture or market any products in the future, that future revenues will be significant, that any sales will be profitable or that we will have sufficient funds available to complete our marketing and development programs or to market any products which we may develop. In addition, as a result of our limited operating history even though we do currently have a marketable product, we expect to incur substantial operating losses until we can generate sufficient revenues from the sales of our SOD products to cover our operating costs. We currently have limited sources of potential operating revenue and there can be no assurance that we will be able to develop revenue sources or that our operations will ever become profitable.

Our industry is highly fragmented and competitive, and increased competition could reduce our operating income.

The health supplement business both within China and globally is highly fragmented and intensely competitive. We compete with a number of domestic and international manufacturers and distributors that are producing and marketing products in China that are similar to our products. We may not be able to effectively compete against them because our existing or potential competitors may have superior financial, technical, distribution, marketing, sales and other resources, as well as more significant name recognition and established positions in the market we serve. Increased competition could force us to lower our prices or offer services at a higher cost to us, which could reduce our operating income.

Our products could be subject to product liability claims by consumers, which would adversely affect our profit margins, results from operations and stockholder value.

We are exposed to risks inherent in the packaging and distribution of health supplement products, such as with respect to adequacy of warnings, mislabeling and contamination. As a result, there is a risk that someone using our products may experience significant negative side effects which may permanently harm them and we could be subject to claims for damages based on theories of product liability and other legal theories. The costs and resources to defend such claims could be substantial and, if such claims are successful, we could be responsible for paying some or all of the damages. Also, our reputation could be adversely affected, regardless of whether such claims are successful. We currently intend to obtain product liability insurance at the appropriate time; however, there can be no assurance that we will be able to obtain or maintain insurance on acceptable terms for our products or that such insurance would be sufficient to cover any potential product liability claim or recall. Any of these results would adversely affect our profit margins, results from operations and stockholder value.

We may not be able to adequately protect our proprietary intellectual property and technology, which may harm our competitive position and result in increased expenses incurred to enforce our rights.

We rely on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other confidentiality procedures and contractual provisions to establish, protect and maintain our proprietary intellectual property and technology and other confidential information. Some of these technologies, especially the technology to extract SOD and SOD related enzyme from wild plants, are important to our business and are not protected by patents. Despite our efforts, the steps we have taken to protect our proprietary intellectual property and technology and other confidential information may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is also expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition.

Compliance with environmental regulations can be expensive, and our failure to comply with these regulations may result in adverse publicity and may have a material adverse effect on our business.

As a manufacturer, we are subject to various Chinese environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. Although we believe that our operations are in substantial compliance with current environmental laws and regulations, we may not be able to comply with these regulations at all times as the Chinese environmental legal regime is evolving and becoming more stringent. Therefore, if the Chinese government imposes more stringent regulations in the future, we will have to incur additional and potentially substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in any material aspects, we may suffer from negative publicity and may be required to pay substantial fines, suspend or even cease operations. Failure to comply with Chinese environmental laws and regulations may materially and adversely affect our business, financial condition and results of operations.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Jie Chen, our Chief Executive Officer and Xinmin Pan, our Chief Financial Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the Company's internal controls over financial reporting in their annual reports on Form 10-K. We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 8A of this Annual Report on Form 10-KSB. In addition, SOX 404 requires the independent registered public accounting firm auditing a company's financial statements to also attest to and report on the operating effectiveness of such company's internal controls. However, this annual report does not include an attestation report because under current law, we will not be subject to these requirements until our annual report for the fiscal year ending December 31, 2008. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent registered public accountants. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accountants with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our holding company structure may limit the payment of dividends to our stockholders.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China's political or economic situation could harm us and our operational results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

  Level of government involvement in the economy;

  Control of foreign exchange;

  Methods of allocating resources;

  Balance of payments position;

  International trade restrictions; and

  International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business profitably in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem in China, where our operations are conducted, could have a negative effect on our operations.

Our operations may be impacted by a number of health-related factors, including the following:

  quarantines or closures of some of our offices which would severely disrupt our operations,

  the sickness or death of our key officers and employees, and a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could damage our operations.

If consumer spending power in China declines, our ability to market SOD products may weaken.

The success of our SOD products relies in part on the perception of consumers of the relative necessity of SOD, which is largely dependent on Chinese consumers' financial ability to afford SOD-enriched products. If Chinese consumers' spending power declines, whether because of the reversal of China's economic growth or other causes, then our SOD products may become less profitable if companies that use its product to enrich their products stop ordering it.

If health problems relating to SOD products made in China emerge, then SOD sales may fall or be banned entirely.

In light of recent news pieces about the health problems and risks of products made in China, the global market and foreign and Chinese health authorities may be especially sensitive about health problems caused by or relating to SOD products made in China. If health problems relating to SOD products made in China become evident, then the market demand for Chinese SOD producers may be particularly susceptible to a fall. Likewise, such problems become evident, foreign or Chinese health authorities may ban or impose other controls or regulations on such SOD products that could harm or eliminate SOD product sales. As a producer of a SOD product in China, we would be subject to these risks.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenue will be settled in RMB and U.S. Dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders' economic interests.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. Currently, RMB is stronger than U.S. Dollars. For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs and should RMB appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a "penny stock", we may become subject to Rule 15g-9 under the Exchange Act, or the "Penny Stock Rule". This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Our controlling stockholder, Chang-de Li, holds a significant percentage of our outstanding voting securities and accordingly may make decisions regarding our daily operations, significant corporate transactions and other matters that other stockholders may believe are not in their best interests.

Mr. Chang-de Li, our Chairman, is the beneficial owner of approximately 54.29% of our outstanding voting securities. As a result, he possesses significant influence over the election of our Board of Directors and significant corporate transactions. His ownership may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Other stockholders may believe that these future decisions made by Mr. Li are not in their best interests.

The Board of Directors obtained an independent valuation from Asset Appraisal Limited, a Hong Kong-based asset appraisal company regarding the SOD transaction, which evaluated the financial condition and prospects of Top Time and determined that a purchase price of $54.9 million (RMB 407 million, based on an exchange ratio of $1=RMB 7.414) for Top Time was reasonable. However, the Board of Directors has not obtained a fairness opinion with respect to the equity part of the purchase price of $54.9 million, which amounts to a total of 62,250,000 shares of the Company's common stock. The share number was calculated based upon $0.02/share, the average of the closing price of the Company's common stock on the OTCBB, for the 365 calendar days prior to May 31, 2007, which was adjusted for our stock split which occurred on October 16, 2007. As a result, the effective purchase price per share was $0.40. Although such price is greater than the then trading price of our common stock, which was $0.145 per share on November 12, 2007, as reported on the OTCBB, the then trading price did not reflect our 1-for-20 reverse split. The price in fact reflects the current trading price, which is $0.51 as of February 13, 2008. In addition, the $0.40 per share purchase price, as well as the current trading price of our stock on the OTCBB, may be significantly lower than the pre-acquisition book value per share of the Company. Finally, the book value of SOD assets being acquired will be significantly less than the acquisition purchase price.

ITEM 7. FINANCIAL STATEMENTS

See the index to our financial statements and our financial statements following the Signature Page at the end of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 21, 2007, Child, Van Wagoner & Bradshaw, PLLC, or Van Wagoner, resigned as our independent registered public accounting firm. On the same date, we engaged Bernstein & Pinchuk LLP ("Bernstein") as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The decision to change our independent auditor was approved by our Board of Directors.

Van Wagoner audited our financial statements for the fiscal years ended December 31, 2005 and 2006 and Van Wagoner's reports are included in our annual reports on Form 10-KSBs for such periods. Van Wagoner's reports on the Company's financial statements for the fiscal years ended December 31, 2005 and 2006 or for any subsequent interim period did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During its tenure as our auditor for the fiscal years ended December 31, 2005 and 2006 and for the subsequent interim period through to the date of its resignation, (1) there were no disagreements between us and Van Wagoner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Van Wagoner's satisfaction, would have caused Van Wagoner to make reference to the subject matter of the disagreement in connection with its report; and (2) Van Wagoner did not advise us of any reportable events of the type described in Item 304(a)(1)(iv)(B) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Jie Chen, our Chief Executive Officer, and Xinmin Pan, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management's assessment of the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including Jie Chen, our Chief Executive Officer and Xinmen Pan, Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2007.

Company's internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation and fair presentation of financial statements, and that receipts and expenditures of the Company are being made only in accordance with authorizations of China Longyi Group's management; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Company's management assessed the effectiveness of China Longyi Group's internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992) and International Control over Financial Reporting - Guidance for Smaller Public Companies (2006). Based on this assessment, management believes that, as of December 31, 2007, China Longyi Group's internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Upon the closing of the reverse acquisition, as of November 12, 2007, Yun Dong Luan submitted his resignation letter pursuant to which he resigned from his position as our director effective immediately. The resignation of Mr. Luan is not in connection with any known disagreement with us on any matter. Ms. Wei Wang was appointed to the board of directors at the effective time of the resignation of Mr. Luan.

The directors and executive officers are as follows:

Name	Age	Position

Chang-de Li	51	Chairman of the Board
Jie Chen	52	Chief Executive Officer
Xinmin Pan	62	Chief Financial Officer
Hui Chen	38	Director
Li Hong Liang	46	Director
Wei Wang	37	Director

Chang-de Li was appointed Chairman of the Board of Directors on May 10, 2004. Mr. Li has also served as the President of our subsidiary, Beijing SOD, since November 8, 2007,and has acted as the chairman of the Board of Directors of our controlling stockholder, Qiang Long, since 1993. During his tenure as chairman, he has led the Company to develop many holiday villages, hotels and business centers throughout China. Furthermore, On November 8, 2007, Mr. Li became our subsidiary Beijing SOD's President.

Jie Chen was appointed Chief Executive Officer of the Company on September 22, 2006. Prior to her appointment, Ms. Chen served as Vice President of Public Relations and has been a member of the Board of Directors of the Company since February 2004. Upon being appointed as Chief Executive Officer of the Company, Ms. Chen resigned from the office of Vice President of Public Relations. Ms. Chen is the Vice Secretary of the Zhang Xue-Liang Fund Association and has held such position and other positions with such Association over the past five years. The Zhang Xue-Liang Fund Association is in the business of arranging meetings, conferences and exhibitions. It also provides public relations and investor relations support to its clients. Prior to joining the Zhang Xue-Liang Fund Association, Ms. Chen held various key positions with television stations and public relations companies in China. Ms. Chen holds a Master's degree in International Finance from Beijing University.

Xinmin Pan became the Company's Chief Financial Officer on December 4, 2006. Prior to his appointment, Mr. Pan has worked as an accountant with the Company since October 2006. Before joining the Company Mr. Pan served as the General Accountant for ZhongFang Investment Holding Ltd. from March 2006 to October 2006, as the Chief Financial Officer of the Beijing JinLang Hotel from January 2002 to March 2006, as the Chief Financial Officer of the Beijing Happy Holiday Hotel from January 2001 to January 2002, and as Chief Accountant and Chair of the Financing Department of North China Jinghai Industry Corporation, from November 1990 to January 2001.

Hui Chen was appointed to the Board of Directors on and effective December 2, 2005. Since 1999, Mr. Chen has also served as the Assistant General Manager of our controlling stockholder, Qiang Long, a real estate development and investment company. Mr. Chen graduated from Xi'an University of Architecture and Technology in 1991.

Li Hong Liang became a director on May 10, 2004. Prior to joining us, Mr. Li acted as vice general manager of Beijing JiuFa Industry Ltd., a company engaged in commerce and trade, from 1994 to 2003 and served as Assistant General Manager of one of our stockholders, China Cardinal Limited, from 2003 to 2004. China Cardinal Limited is engaged in the business of acting as an investment company.

Wei Wang became a director on November 12, 2007. Ms. Wang has also served since 2005, as the Chairperson of China Cardinal Limited, since January 2007. Ms. Wang also served as the Chairperson of Daykeen and Top Time since 2006 and as the President and Chairperson of Beijing SOD from January 2007 until November 8, 2007. Prior to joining our Company, Ms. Wang served as a director of Manchuria Tianrui Investment Co., Ltd from 1999 to 2005. Ms. Wang graduated from Saint Petersburg National Technology University of Russia in 1998.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as set forth in our discussion below in "Certain Relationships and Related Transactions", none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC. None of the directors, director designees or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement

Board Composition and Committees

The board of directors is currently composed of five members, Mr. Chang-de Li, Ms. Jie Chen, Mr. Hui Chen, Mr. Li Hong Liang and Ms. Wei Wang. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently do not have standing audit, nominating or compensation committees. Our entire board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

None of our directors is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Director Compensation

During the 2007 fiscal year, we did not pay our directors any compensation for their services as our directors. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We do reimburse each director for reasonable travel expenses related to such director's attendance at board of directors and committee meetings.

Family Relationships

There are no family relationships among our directors or officers.

Code of Ethics

On March 8, 2004, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. We have incorporated the code of ethics herein by reference to exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning all compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during 2007: Chang-de Li, our former Chief Executive Officer and Jie Chen, our current Chief Executive Officer, who became our Chief Executive Officer upon the resignation of Mr. Li. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Chang-de Li,	2006	0	N/A	N/A	N/A	N/A	N/A	N/A	0
Chairman (1)	2007	0	N/A	N/A	N/A	N/A	N/A	N/A	0
Jie Chen, CEO	2006	15,354	N/A	N/A	N/A	N/A	N/A	N/A	15,354
and Director	2007	4,732 (2)	N/A	N/A	N/A	N/A	N/A	N/A	4,732
Wei Wang,	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Director	2007	0	N/A	N/A	N/A	N/A	N/A	100,000(3)	100,000

Narrative to Summary Compensation Table

(1) Chang-de Li served as our Chief Executive Officer and as our Chief Financial Officer until Jie Chen's and Xinmin Pan's respective appointments to those offices in September and October 2006, respectively.
(2) Ms. Chen was appointed as our Chief Executive Officer in September 2006. She received total compensation for her compensation as our Chief Executive Officer amounting to RMB 36,000 or US$ 4,732 in 2007.
(3) On November 12, 2007, we completed the acquisition transaction with Top Time where Ms. Wei Wang, the Chairman of Daykeen, received $100,000 as the compensation in connection with the Top Time purchase price.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2007.

Additional Narrative Disclosure

We have an employment agreement with Mr. Xinmin Pan who became our Chief Financial Officer in December 2006 after serving as our accountant from October 2006 to December 2006. We are obligated to pay him an annual salary of RMB 72,000, or $13,500. However, in 2007, we changed the employment agreement with Mr. Pan to pay him an annual salary of RMB 36,000 or $4,732 due to company's limited revenue in the fiscal year 2007.

We have a verbal understanding with our Chief Executive Officer and director, Jie Chen, regarding her annual salary of $4,732 for year 2007.

Although we have a verbal understanding with our Chairman, Chang-de Li regarding the payment to him of an annual salary in amount of $107,692, based on a verbal agreement between Mr. Li and the Company, Mr. Li did not receive any compensation in 2007. Furthermore, On November 8, 2007, Mr. Li became our subsidiary Beijing SOD's President, and he did not receive any compensation from Beijing SOD in 2007.

Our subsidiary Beijing SOD also has an employment agreement with its former President, Ms. Wei Wang. Ms. Wang's employment agreement became effective as of June 1, 2007 and terminated on November 8, 2007. There is no compensation provision in this employment agreement. Ms. Wang did not receive any compensation from Beijing SOD in 2007 .

Compensation of Directors

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our directors for services rendered during our last completed fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wei Wang	N/A	--	--	--	--	100,000	100,000
Chang De Li	N/A	--	--	--	--	N/A	N/A
Jie Chen	4,732	N/A	N/A	N/A	N/A	N/A	4,732
Hui Chen	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Li Hong Liang	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Narrative to Director Compensation Table

On November 12, 2007, we completed the acquisition transaction with Top Time whereby we paid Ms. Wei Wang, the Chairman of Daykeen, $100,000 as the compensation in connection with the Top Time purchase price.

The compensation paid to Mr. Li and Ms. Wang, who also serve as our Chairman and as the president of our subsidiary, respectively, is reported in the Summary Compensation Table above. They do not receive any additional compensation for their service as directors.

Other than as set forth herein, there have been no fees earned or paid in cash for services to our directors. No stock or stock options or other equity incentives were awarded to our directors for their services as directors during the fiscal year ended December 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2007 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Longyi Group International Holdings Limited, 8B 8/F East Area, Century Golden Resources Business Center, 69 Banjing Road, Haidian District, Beijing, and People's Republic of China 100097.

			Amount &
			Nature of
Title of	Name & Address of Beneficial	Office, If	Beneficial	Percent of
Class	Owner	Any	Ownership(1)	Class(2)
Directors and Officers

Common Stock	Chang-de Li	Chairman	7,750,000 (3)	54.29%
	No. 95 Kangxi Road
	Ba Da Xia Industrial Development
	Zone
	Yanqing County, Beijing
	People's Republic of China

Common Stock	Jie Chen	CEO	0	*

Common Stock	Xinmin Pan	CFO	0	*

Common Stock	Hui Chen	Director	0	*

Common Stock	Li Hong Liang	Director	0	*

Common Stock	Wei Wang	Director	500,000 (8)	5.04%

Common Stock	All officers and directors as a group	—	8,250,000	59.33%
	(1 person named above)

5% Securityholders

Common Stock	Beijing Qiang Long Real Estate		5,099,307 (4)	35.72%
	Development Co. Ltd.
	No. 95 Kangxi Road
	Ba Da Xia Industrial Development
Zone
Yanqing County, Beijing
People's Republic of China

Common Stock	Jolly Concept Management Limited	2,500,000	25.19%
	19th Floor, Beverly House, Nos. 93-107
	Lockhart Road, Wanchai, Hong Kong

Common Stock	Trinity Creation Int'l Ltd.	1,300,000 (5)	13.10%
	Room 708, 7/F, Dannies House
	20 Lua Rd., Wan Chai, Hong Kong

Common Stock	Yue Ke International Development,	810,000	8.16%
	Limited
	Guangdong Bian Fang Building,
	10th Floor
	Futian District, Shenzhen, 518033
	People's Republic of China

Common Stock	Chuquan Li	910,000 (6)	9.1%
	Guangdong Bian Fang Building,
	10th Floor
	Futian District, Shenzhen, 518033
	People's Republic of China

Common Stock	Kingsrich Development Limited	730,000	7.35%
	Sincere Insurance Building
	4 - 6 Hennessey Road
	Wanchai, Hong Kong

Common Stock	Li Guanglian	730,000 (7)	7.35%
	Sincere Insurance Building
	4 - 6 Hennessey Road
	Wanchai, Hong Kong

Common Stock	China Cardinal Limited	500,000	5.04%
	Flat/Rm 708, 7th Floor
	Dunnies House
	20 Luard Road
	Wanchai, Hong Kong

Common Stock	Wang Wei	500,000 (8)	5.04%
	Flat/Rm 708, 7th Floor
	Dunnies House
	20 Luard Road
	Wanchai, Hong Kong

Common Stock	Gold Source Investments Limited	550,000	5.54%
	Flat/Rm 708, 7th Floor
	Dunnies House
	20 Luard Road
	Wanchai, Hong Kong

Common Stock	Cong Xiao Long	600,000 (9)	6.05%
	Flat/Rm 708, 7th Floor
	Dunnies House
	20 Luard Road
	Wanchai, Hong Kong

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)

Based on 9,925,493 shares of our common stock issued and outstanding as of November 12, 2007.

(3)

Includes 750,000 shares owned by Beijing Qiang Long Real Estate Development Co. Ltd., or Qiang Long, 150,693 shares owned by Chinese Dragon Heritage Investment Management Limited, 2,500,000 shares owned by Jolly Concept Management Limited and 4,349,307 shares that the Company has agreed to issue to Qiang Long or its designee following the reverse split. Chang-de Li owns 100% of the equity interests of each of Beijing Qiang Long Real Estate Development Co., Ltd., Chinese Dragon Heritage Investment Management Limited and Jolly Concept Management Limited and exercises voting and investment power over the shares owned by each such entity.

(4)

Includes 750,000 shares owned by Qiang Long and 4,349,307 shares that we have agreed to issue to Qiang Long or its designee following the reverse split.

(5)

Hongliang Li exercises voting and investment power over the shares owned by Trinity Creation Int'l Ltd.

(6)

Includes 100,000 held directly by Mr. Chuquan Li and 810,000 shares owned indirectly through Yue Ke International Development Limited, or Yue Ke, of which he has controlling interests and exercises voting and investment power over the shares owned by Yue Ke.

(7)

Includes 730,000 shares owned by Kingsrich Development Limited, or Kingsrich. Li Guanglian has controlling interests and exercises voting and investment power over the shares owned by Kingsrich.

(8)

Includes 500,000 shares owned by China Cardinal Limited, or China Cardinal. Wei Wang has controlling interests and exercises voting and investment power over the shares owned by China Cardinal.

(9)

Includes 50,000 shares held directly by Cong Xiao Long and 550,000 shares held indirectly through Gold Source Investments Limited, or Gold Source. Cong Xiao Long has controlling interests and exercises voting and investment power over the shares owned by Gold Source.

Upon the consummation of all the transactions contemplated by the Stock Purchase Agreement, Daykeen, the former stockholder of Top Time owns 80.16% of the total outstanding shares of our capital stock and 80.16% of the total voting power of all our outstanding voting securities. Daykeen is beneficially owned and controlled by our director Wei Wang.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2007 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation"). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

  Our Chairman Chang-de Li is affiliated with Qiang Long. We entered into a contract, dated January 29, 2004, with Qiang Long, or the Qiang Long Contract, under which, as amended and supplemented from time to time, Qiang Long is obligated to purchase 7,000,000 shares of our common stock at an aggregate purchase price of US$29,400,000, or $4.20 per Share, US$653,795 of which was paid to us as a performance bond at the signing of the Qiang Long Contract, another US$632,911 of which was paid to us in 2006 in exchange for 150,693 Shares, and the balance of US$28,113,294 of which was to be paid in full by June 30, 2007, for the remaining 6,849,307 Shares. On June 29, 2007, we entered into a letter agreement, or the Letter Agreement, with Qiang Long, pursuant to which we acknowledged receipt of the balance of US$28,113,294 from Qiang Long as fulfillment of Qiang Long's investment obligation, and agreed to issue the remaining shares to Qiang Long within 15 business days after the completion of our 1-for-20 reverse split, which took place on October 16, 2007.

  Prior to December 2006, Qianglong Real Estate Co., Ltd., or Qianglong, an entity controlled by our chairman and controlling shareholder, Changde Li was a 51% stockholder of Beijing SOD, Top Time's majority-owned subsidiary. On December 22, 2006, Top Time completed an equity transfer agreement with the then stockholders of Beijing SOD, including Qianglong, pursuant to which, Qianglong transferred its 51% equity interest in Beijing SOD to Top Time for a purchase price of $30,960,000. The purchase price was payable in three installments, due within 3 months, 6 months and 1 year of the amendment to Beijing SOD's license, respectively. An English translation of the equity transfer agreement is filed herewith as Exhibit 10.6.

  Pursuant to certain agreements, dated December 22, 2006 and December 27, 2006, Daykeen assumed Top Time's obligation to pay Qianglong for the acquisition of Beijing SOD under the December 22, 2006 agreement in exchange for 5,482 shares of Top Time. An English translation of each of these agreements is filed herewith as Exhibits 10.7 and 10.8, herewith.

  During the six months ended June 30, 2007, Top Time loaned money to its shareholder, Guo Qing Tan. The loan bears no interest and does not have fixed repayment terms. As of December 31, 2007, the balance of the loan was $114,852.

  On November 12, 2007, we completed an acquisition transaction with Top Time whereby we paid Daykeen, Top Time's sole shareholder, a total consideration of $54.9 million (RMB 407 million, based on an exchange ratio of $1=RMB 7.414), in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. The equity portion of the purchase price amounts to a total of 62,250,000 shares of our common stock (based upon $0.02/share, the average of the closing price of the Company's common stock on the OTCBB for the 365 calendar days prior to May 31, 2007, which was adjusted for our stock split which occurred on October 16, 2007 and resulted an effective purchase price of $0.40 per share). Beijing SOD thereby became our 90% indirectly owned subsidiary and Daykeen will become our controlling stockholder upon our issuance to Daykeen of the equity portion of the purchase price in accordance with the Stock Purchase Agreement.

Daykeen is owned and controlled by Wei Wang, our director and 5% shareholder. Wei Wang is the chairman and beneficial owner of China Cardinal, the holder of 5% of our shares of common stock. In addition, Chang-de Li, our Chairman and controlling shareholder was the controlling shareholder of Top Time until December, 2006 when he transferred his ownership interest in Top Time to Daykeen. In light of Mr. Li's prior involvement with Top Time and Mr. Wang's current ownership of Daykeen, our board of directors determined that it was in the best interest of the shareholders to obtain an independent valuation of Top Time. We obtained an independent valuation from Asset Appraisal Limited, a Hong Kong-based asset appraisal company, that evaluated the financial condition and prospects of Top Time and determined that a purchase price of $54.9 million for Top Time was reasonable. The valuation report is attached as Exhibit 99 to the Current Report of the Company filed on November 12, 2007. The board determined that it would be in the Company's best interests to pay the purchase price in a combination of cash and stock.

Director Independence

Our Board is currently composed of five members, none of whom are "independent" directors, as that term is defined under the NASDAQ listing standards. All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Our directors have a duty of to act in good faith with a view to our interests. In fulfilling their duty of care to us, our directors must ensure compliance with our Articles of Incorporation, as amended and our Bylaws. Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

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

Exhibit Number	Description

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
*3.4

Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of the State of New York on October 16, 2007 [Incorporated by reference to Exhibit 3.4 of the Form 8-K filed on December 5, 2007 in Commission file number 0-30183]

*4.1

Warrant to Purchase Common Stock, dated April 2, 2001, between the Company and First Pacific Capital, Ltd. [Incorporated by reference to Exhibit 10.9 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*4.2

Registration Rights Agreement, dated June 22, 2001, among the Company, Li Chuquan and Chan Kuen Kwong [Incorporated by reference to Exhibit 4.2 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

*4.3

Registration Rights Agreement, dated July 23, 2001, among the Company and the stockholders of the Company named in the Registration Rights Agreement [Incorporated by reference to Exhibit 4.2 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

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

*10.3	Guangzhou City View Bus Installation Company Limited Agreement [Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 28, 2003 in Commission file number 0-30183]
*10.4	Kingsrich Development Limited Loan Agreement [Incorporated by reference to Exhibit 10.2 of the Form 8-K filed on March 28, 2003 in Commission file number 0-30183]
*10.5	Kingsrich Development Limited Convertible Promissory Note [Incorporated by reference to Exhibit 10.3 of the Form 8-K filed on March 28, 2003 in Commission file number 0-30183]

Exhibit Number	Description

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

Exhibit Number	Description

*10.20	2001 Stock Plan [Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed on July 3, 2001 in Commission file number 0-30183]
*10.21

Placement Agency Agreement, dated July 23, 2001, between the Company and Chicago Investment Group Incorporated [Incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

*10.22

Letter Agreement repayment of stockholder loan, dated December 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit 99.1 of the Form 8-K filed on December 20, 2001 in Commission file number 0-30183]

*10.23

Technology Development Contract, dated February 15, 2004, between Tsinghua University and the Company. [Incorporated by reference to Exhibit 10.23 of the Form 10-KSB filed on April 16, 2007 in Commission file number 0-30183]

*10.24

Sales Contract of Guangzhou Cityview Bus Installation Co., Ltd., dated August 6, 2004, between Changsha United Electric Power Science and Technology Co., Ltd. and Guangzhou Cityview Bus Installation Co., Ltd. [Incorporated by reference to Exhibit 10.24 of the Form 10-KSB filed on April 16, 2007 in Commission file number 0-30183]

*10.25

Lease Agreement, dated May 30, 2004, between Liu Gui Zhi and Beijing China Cardinal Real Estate Consulting Ltd. [Incorporated by reference to Exhibit 10.25 of the Form 10-KSB filed on April 16, 2007 in Commission file number 0-30183]

*10.26

Lease Agreement, dated May 20, 2004, between Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. and Richard Zhang. [Incorporated by reference to Exhibit 10.26 of the Form 10-KSB filed on April 16, 2007 in Commission file number 0-30183]

*10.27

Letter Agreement, dated as of June 29, 2007, between Minghua Group International Holdings Limited and Qiang Long Real Estate Development Co., Ltd. [incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on July 6, 2007 in Commission file number 0-30183].

*10.28

Share Purchase Agreement, between the Company and Daykeen, dated November 12, 2007. [Incorporated by reference to Exhibit 10.1of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

*10.29

Employment Agreement, dated June 1, 2007, by and between Beijing SOD and Wei Wang. [Incorporated by reference to Exhibit 10.5of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

Exhibit Number	Description

*10.30

Equity Transfer Agreement, dated December 22, 2006, by and between Beijing Qiang Long and Top Time. [Incorporated by reference to Exhibit 10.6 of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

*10.31	Loan Agreement, dated December 22, 2006, by and between Top Time and Daykeen. [Incorporated by reference to Exhibit 10.7of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]
*10.32	Agreement, dated December 27, 2006, by and between Top Time and Daykeen. [Incorporated by reference to Exhibit 10.8 of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]
*14	Code of Ethics [incorporated by reference to Exhibit 14 of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2003]
21	A description of the subsidiaries of the registrant.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference as indicated.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $60,000 and $46,154 respectively.

Accounting Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for accounting services by the principal accountant and are not reported under the paragraph captioned "Audit Fees" above are $38,585 and $38,585 respectively.

Tax Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

Our board of directors has adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our audit committee to assure that such services do not impair the auditors' independence from us. We have not yet established an audit committee, however, in accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Bernstein & Pinchuk for our consolidated financial statements as of and for the year ended December 31, 2007.

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

SIGNATURE	CAPACITY	DATE

/s/Chang-de Li
Chang-de Li	Chairman	April 11, 2008

/s/Jie Chen
Jie Chen	Chief Executive Officer and Director	April 11, 2008

/s/Xinmin Pan
Xinmin Pan	Chief Financial Officer	April 11, 2008

/s/Hui Chen
Hui Chen	Director	April 11, 2008

/s/Li Hong Liang
Li Hong Liang	Director	April 11, 2008

/s/Wei Wang
Wei Wang	Director	April 11, 2008

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and Stockholders of
China Longyi Group International Holdings Limited

We have audited the accompanying consolidated balance sheet of China Longyi Group International Holdings Limited, a development stage company ("the Company") as of December 31, 2007, and the related statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ Bernstein & Pinchuk LLP
March 10, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Longyi Group International Holdings Limited (fka Minghua Group International Holdings Limited)
New York

We have audited the consolidated balance sheet of China Longyi Group International Holdings Limited (fka Minghua Group International Holdings Limited), (a New York development stage company) as of December 31, 2006, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Longyi Group International Holdings Limited (fka Minghua Group International Holdings Limited) as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial recurring losses. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 15, 2007

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
ASSETS	2007	2006
Current assets
Cash and cash equivalents	$64,547	$39,622
Deposits and prepayments	121,258	-
Other receivable	1,688,967	25,702
Interest income receivable	38,332	84,033
Short term investment	1,489,472	1,922,067
Inventories	459,801	-
Total current assets	3,862,377	2,071,424
Due from stockholder	429,653	-
Property, plant and equipment (net)	538,131	1,073,155
Intangible assets	-	6,193
Total assets	$4,830,161	$3,150,772

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$70,701	$1,685,964
Accrued liabilities	162,917	558,466
Due to directors	119,804	29,276
Other payables	570,907	213,916
Total current liabilities	924,329	2,487,622

Minority interest	242,109	-

Stockholders' equity

Common stock: par value $.01; 200,000,000 shares	776,558	74,255
authorized; 77,655,854 and 7,425,494 shares issued and outstanding
Common stock subscribed	-	28,767,089
Additional paid in capital	28,877,540	26,534,918
Deficit accumulated during the development stage	(26,070,415)	(29,165,300)
Translation adjustment	80,040	(256,206)
Less: stock subscription receivable	-	(28,113,294)
Total stockholders' equity	3,663,723	663,150
Total liabilities and stockholders' equity	$4,830,161	$3,150,772

The accompanying notes are an integral part of the consolidated financial statements.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year ended December 31,		Period from Jun. 4,1997
	2007	2006	(inception) to 12. 30,2007
Revenues
Sales revenues	$47,454	$-	$484,665
Cost of sales	33,811	-	700,121
Gross profit	13,643	-	(215,456)
Operating expenses
General and administrative expenses	1,314,595	786,527	13,913,917
Goodwill impairment loss			5,408,584
Write-off inventory and bus licenses	-	307,648	3,322,712
Research and development costs	211	7,174	8,850,928
Total operating expenses	1,314,806	1,101,349	31,496,141
Loss from operations	(1,301,163)	(1,101,349)	(31,711,597)
Other income (expense)
Interest income	25,916	82,543	152,192
Other income (expense)	34,483	(8,006)	1,000,628
Transactions exchange gain	881,643	-	881,643
Gain on asset disposal	-	5,995	1,172
Gain on debt settlement			156,018
Gain on disposal of subsidiaries	3,385,630	707,825	4,093,455
Interest expense	-	(32,629)	(712,302)
Total other income (expense)	4,327,672	755,728	5,572,806
Income (loss) before income taxes and minority interest	3,026,509	(345,621)	(26,138,791)
Provision for income taxes	-	-
Income (loss) before minority interest	3,026,509	(345,621)	(26,138,791)
Minority interest	(68,376)	-	(68,376)
Net income (loss)	$3,094,885	$(345,621)	$(26,070,415)
Foreign currency translation adjustment	336,246	(25,461)
Comprehensive income (loss)	$3,362,755	$(371,082)
Basic and diluted net loss per share	$0.19	$(0.05)
Weighted average number of shares outstanding-basic and diluted	16,476,758	7,280,167

The accompanying notes are an integral part of the consolidated financial statements.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended		Period from Jun. 4,1997
	December 31,		(inception) to 12. 30,2007
	2007	2006
Cash flows from operating activities:
Net income (loss)	$3,094,885	$(345,621)	$(26,070,415)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	62,106	190,235	1,034,890
Impairment loss on amortization			1,026,453
Minority interest	242,109		242,109
Write-off goodwill and inventory		354,851	7,101,506
Stock issued for services and debt			1,869,100
(Gain) loss on disposition in subsidiary	(3,385,630)	(707,825)	(3,882,796)
Research and development expenses recorded in organization			8,612,730
Reorganization expenses recorded in organization			455,830
Changes in operating liabilities and assets:
Other receivable	3,754,027	45,328	3,539,123
Prepaid expense and deposits	244,470	11,172	580,426
Inventories	(459,801)	-	(960,162)
Accounts payable and accrued liabilities	(3,405,913)	93,440	(3,475,758)
Net cash provided by (used in) operations	146,252	(358,420)	(9,926,965)

Cash flows from investing activities:
Interest income receivables	45,701	35,003	(38,332)
Reorganization - net of cash acquired			(320,579)
Sales (purchases) of intangible assets	-		-
Purchase of subsidiaries			(1,690,474)
Redemption (purchase) of short term investment	958,300	(132,873)	(944,046)
Purchases of intangible assets			(833,357)
Purchases of property and equipment	(481,985)	(71,643)	(553,628)
Purchases of construction in progress	(87,130)	-	(87,130)
Sales of property and equipment			697,502
Deposit on subsidiary	-	(10,922)	(10,922)
Net cash provided by (used in) investing activities	434,886	(180,435)	(3,780,966)

Cash flows from financing activities:
Addition of short term loans	-	1,612	1,612
Advance from stockholders payable			50,197
Payments to stockholders payable	(903,769)	(49,669)	(1,634,763)
Proceeds from issuance of stock	11,310	632,911	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments to notes payable	-	-	(612,582)
Net cash provided by (used in) financing activities	(892,459)	584,854	11,566,891
Effect of foreign exchange rate changes	336,246	(54,594)	40,452
Increase (decrease) in cash and cash equivalents	24,925	(8,595)	(2,100,588)
Cash and cash equivalents, beginning of period	39,622	48,217	(0)
Cash and cash equivalents, end of period	$64,547	$39,622	$(2,100,588)

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Major transaction not affecting cash
Acquisition of subsidiary for 62,250,000 shares of common stock and assignment of related party receivable of $30,000,000

The accompanying notes are an integral part of the consolidated financial statements.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
								Development	Accumulated
					Common Stock		Additional	Stage	Other
	Common Stock		Common Stock		Subscribed		Paid In	Accumulated	Comprehensive	Subscription	Due from
	$.12834 Par Value		$.01 Par Value		$.01 Par Value		Capital	Deficit	Income	Receivable	stockholder	Total

Common stock issued - June 4, 1997	10,000	1,283	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 1,283
Net loss for the period	-	-	-	-	-	-	-	(289)	-	-	-	(289)
Balance December 31, 1997	10,000	1,283	-	-	-	-	-	(289)	-	-	-	994
												-
Net loss for the year	-	-	-	-	-	-	-	(3,209)	-	-	-	(3,209)
Balance December 31, 1998	10,000	1,283	-	-	-	-	-	(3,498)	-	-	-	(2,215)

Shares issued at par value Mar 30	990,000	127,057										127,057
Net loss for the period	-	-	-	-	-	-	-	(302)	-	-	-	(302)
Balance December 31, 1999	1,000,000	128,340	-	-	-	-	-	(3,800)	-	-	-	124,540

Net loss for the year	-	-	-	-	-	-	-	(9,876,193)	-	-	-	(9,876,193)
Balance December 31, 2000	1,000,000	128,340	-	-	-	-	-	(9,879,993)	-	-	-	(9,751,653)

Shares issued at $.20 Apr 5			385,685	3,857			73,280					77,137
Shares issued at $.20 Apr 17			7,500,000	75,000			1,425,000					1,500,000
Shares at par value Jun 22			28,000,000	280,000								280,000
Recapitalization Jun 22	(1,000,000)	(128,340)	3,600,000	36,000			(498,280)					(590,620)
Dividend paid Jun 22							(1,000,000)					(1,000,000)
Shares issued at $2.00 Jul 23			473,500	4,735			942,265					947,000
Shares issued at $2.00 Oct 1			10,000	100			19,900					20,000
Shares issued for debt conversion			8,500,000	85,000			8,415,000					8,500,000
Capital contributed debt to equity conversion							1,500,000					1,500,000
Net loss for the year	-	-	-	-	-	-	-	(2,492,318)	-	-		(2,492,318)
Balance December 31, 2001	-	-	48,469,185	484,692	-	-	10,877,165	(12,372,311)	-	-	-	(1,010,454)

Shares issued at $.20 Feb 20			372,807	3,728			70,833			(74,561)		-
Shares issued at par option exercise Apr 24 for svcs			540,260	5,403			410,597					416,000
Shares issued at $.13 Nov 27 for services			1,100,000	11,000			132,000					143,000
Net loss for the year	-	-	-	-	-	-	-	(2,490,990)	-	-	-	(2,490,990)
Balance December 31, 2002	-	-	50,482,252	504,823	-	-	11,490,595	(14,863,301)	-	(74,561)	-	(2,942,444)

The accompanying notes are an integral part of the consolidated financial statements.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) -Continued -
								Development	Accumulated
					Common Stock		Additional	Stage	Other
	Common Stock		Common Stock		Subscribed		Paid In	Accumulated	Comprehensive	Subscription	Due from
	$.12834 Par Value		$.01 Par Value		$.01 Par Value		Capital	Deficit	Income	Receivable	stockholder	Total
Balance December 31, 2002	-	-	50,482,252	504,823	-	-	11,490,595	(14,863,301)	-	(74,561)		(2,942,444)

Shares issued at $.12 Mar 31			1,513,969	15,139			166,537					181,676
Shares subscribed at $.40 Sep 29					15,000,000	6,000,000				(6,000,000)		-
Shares issued at $.40 Oct 3			1,511,488	15,115	(1,511,488)	(604,595)	589,480			1,209,482		1,209,482
Net loss for the year	-	-	-	-	-	-	-	(1,761,393)	-	-	-	(1,761,393)

Balance December 31, 2003	-	-	53,507,709	535,077	13,488,512	5,395,405	12,246,612	(16,624,694)	-	(4,865,079)	-	(3,312,679)

Shares issued at $.40 Jan 9 Qian Long			3,023,998	30,240	(3,023,998)	(1,209,599)	1,179,359			604,712		604,712
Shares issued at $.13 for debt conversion			24,036,269	240,363			2,887,862					3,128,225
Shares subscribed at $.21 Jan 29 Qian Long					140,000,000	29,400,000				(29,400,000)		-
Shares subscribed at $.14 Jan 13 China Cardinal					16,483,514	2,307,692				(2,307,692)		-
Shares issued at $.14 May 28 China Cardinal			4,733,229	47,332	(4,733,229)	(662,652)	615,320			662,652		662,652
Shares issued at $.14 May 28 China Cardinal			11,750,285	117,503	(11,750,285)	(1,645,040)	1,527,537			1,645,040		1,645,040
Shares issued at $.14 Mar 31 purch of Asia Key			28,210,000	282,100			3,667,300					3,949,400
Options exercised at $.12 in lieu of salary			2,500,000	25,000			275,000					300,000
Options exercised at $.12 in lieu of salary			500,000	5,000			55,000					60,000
Options exercised at $.12 in lieu of salary			1,000,000	10,000			110,000					120,000
Qian Long subscription at $.40 Dec 12			10,464,514	104,645	(10,464,514)	(4,185,806)	4,081,161			4,839,601		4,839,601
2002 stock subscription deemed to be uncollectible							(74,561)			74,561		-
Net loss for the year	-	-	-	-	-	-	-	(11,024,215)	-	-	-	(11,024,215)

Balance December 31, 2004	-	-	139,726,004	1,397,260	140,000,000	29,400,000	26,570,590	(27,648,909)	-	(28,746,205)	-	972,736

The accompanying notes are an integral part of the consolidated financial statements.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) -Continued -
								Development	Accumulated
					Common Stock		Additional	Stage	Other
	Common Stock		Common Stock		Subscribed		Paid In	Accumulated	Comprehensive	Subscription	Due from
	$.12834 Par Value		$.01 Par Value		$.01 Par Value		Capital	Deficit	Income	Receivable	stockholder	Total
Balance December 31, 2004	$ -	$ -	139,726,004	$ 1,397,260	140,000,000	$ 29,400,000	$ 26,570,590	$ (27,648,909)	$ -	$ (28,746,205)		$ 972,736

Shares issued at $.14 for debt			5,770,000	57,700			772,400					830,100
Net loss for the year - restated								(1,170,770)				(1,170,770)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(230,745)	-		(230,745)
Balance December 31, 2005 - restated	-	-	145,496,004	1,454,960	140,000,000	29,400,000	27,342,990	(28,819,679)	(230,745)	(28,746,205)		401,321

Shares issued at $.21 December 18 Qiang Long			3,013,862.00	30,139.00	(3,013,863.00)	(632,911.00)	602,772.00			632,911.00		632,911
Net loss for the year								(345,621.00)				(345,621)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(25,461.00)	-	-	(25,461)
Balance December 31, 2006	-	-	148,509,866	1,485,099	136,986,137	28,767,089	27,945,762	(29,165,300)	(256,206)	(28,113,294)	-	663,150

Items applied retroactively:
Reverse stock split - October 16, 2007	-	-	(141,084,373)	(1,410,844)	(130,136,830)	(27,328,734)	28,739,578	-	-	-		-
Shares issued at $.21 June 29,2007, 50mil shares			6,849,307	68,493	(6,849,307)	(1,438,355)	1,369,862			28,113,294		28,113,294.07
Shares subscribed for exchange			62,250,000	622,500			24,277,500					24,900,000.00
Shares issued at December 19,2007			1,131,054	11,310								11,310.00
Net loss for the year								3,094,885				3,094,885.00
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	336,246	-		336,246.31
Related party Acquisition Premium							(53,455,162)					(53,455,161.77)
Balance December 31, 2007	$ -	$ -	77,655,854	$ 776,558	-	$ -	$ 28,877,540	$ (26,070,415)	$ 80,040	$ -	$ -	$ 3,663,724

The accompanying notes are an integral part of the consolidated financial statements.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

1. BUSINESS DESCRIPTION AND ORGANIZATION

NAME CHANGE AND REORGANIZATION

The consolidated financial statement of China LongYi Group International Holdings Limited ("the Company"), include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. We amended our certificate of incorporation on October 16, 2007 and changed our name from Minghua Group International Holdings Limited ("Minghua USA") to China LongYi Group International Holdings Limited. At the same time, we implemented a 1 for 20 reverse stock split of issued and outstanding shares of our common stock which reduced the number of our issued and our outstanding shares from 148,509,866 to 7,425,493.

Minghua USA, formerly Panagra International Corporation ("Panagra"), was incorporated under the laws of the State of New York on February 29, 1996 under the name, United Network Technologies, Inc. On August 2, 2001, an amendment to the certificate of incorporation was made changing the name from Panagra to Minghua USA. This amendment also increased the authorized common shares of Minghua USA from 40,000,000 shares to 200,000,000 shares.

In June 2001, Panagra and its subsidiary, Minghua Acquisition Corp. acquired all the outstanding shares of Minghua Group International Holding (Hong Kong) Limited ("Minghua Hong Kong"). The acquisition was effected by paying to the shareholders of Minghua Hong Kong $1,000,000 and issuing 28,000,000 (pre reverse stock split) additional Minghua USA common shares that resulted in the Minghua Hong Kong shareholders owning approximately 70% of the outstanding shares of Minghua USA and having control of Minghua USA after this transaction. For financial reporting purposes, this transaction was recorded as a recapitalization of Minghua Hong Kong. Minghua Hong Kong was deemed to be the continuing, surviving entity for accounting purposes, but through reorganizations, was deemed to have adopted the capital structure of Minghua USA.

At that time, the sole asset of Minghua Hong Kong was an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. ("Minghua China"), a Peoples Republic of China (PRC) corporation. The remaining 15% equity minority interest in Minghua China was owned by a related party, Asia Key Group Limited, through its wholly-owned subsidiary Minghua Real Estate (Shenzhen) Ltd, formerly known as Minghua Investment Co., Ltd. ("Minghua Real Estate"). On January 29, 2004, Minghua USA acquired this 15% minority interest held by Minghua Real Estate, in a related party transaction by paying $990,638 in cash and issuing 28,210,000 (pre reverse stock split) common shares of Minghua USA. In September 2006, Minghua USA disposed of its entire interests in Minghua Hong Kong and Minghua China.

On November 12, 2007, we entered into a share purchase agreement, or the Share Purchase Agreement, with Daykeen Group Limited ("Daykeen"), a BVI company, or Daykeen, pursuant to which we acquired 100% ownership of Top Time International Limited ("Top Time"), a Hong Kong company. Daykeen is the sole shareholder of Top Time. Top Time owns 90% equity interest of Beijing Longyi Biology Technology Co. Ltd ("Beijing SOD"), which is a holding company that owns 90.05% equity interest of Chongqing JiuZhou Dismutase Biology Technology Co. Ltd ("Chongqing SOD"), a corporation incorporated in China. Chongqing SOD is a manufacturer of superoxide dismutase, or SOD products. As a result of this acquisition transaction, Top Time became our wholly owned subsidiary and Daykeen became our controlling stockholder upon our issuance to Daykeen of the equity portion of the purchase price in accordance with the Share Purchase Agreement. Top Time was incorporated in Hong Kong in December 2006 and currently has two subsidiaries: Beijing SOD and Chongqing SOD. Beijing SOD is 90% owned by Top Time and was incorporated in China in March 2005. Chongqing SOD was incorporated in China in March 2007 and is 90.05% owned by Beijing SOD.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

Through acquisition of Top Time, we changed our business to develop, manufacture and sell SOD products. As a result, on November 28, 2007, one of our subsidiaries, Top Team Holdings Limited (BVI), disposed five subsidiaries including Euromax International Investments Limited, Beijing China Cardinal Real Estate Consulting Co., Ltd, Eagle Bus Development Limited (HK), Good View Bus Manufacturing Company Limited (HK), and Guangzhou City View Bus Installation Company Limited (PRC) to Mr. Chen, Zhiping for RMB5, 000,000.

In aggregate, the company recognized gain of $3,385,630 on the sale of the subsidiaries.

The table shows why the gain of $3,385,630 on the sale of the subsidiaries.

US$

Purchase price	676,247.92
Original investment	2,842,313.42
Net gain(loss) as of 12/31, 2006	(5,361,198.57)
Net gain(loss) from 1/1,2007 to date of subsidiary sold	(190,497.00)
Gain(loss) on the sale of the subsidiaries	3,385,630.06

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

The Company had incurred incomes (losses) since inception and had little working capital until June 29, 2007. However, the substantial doubt about its ability to continue as a going concern, which contemplated the realization of assets and the payment of liabilities in the ordinary course of business, was alleviated on June 29, 2007, when management obtained $28,113,294 in funding through the issuance of additional stock to one of the Company's shareholders. On November 12, 2007, we completed an acquisition transaction with Top Time whereby we paid Daykeen, Top Time's sole shareholder, a total consideration of $54.9 million, in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. $30 million of cash was paid to Daykeen by three transactions, Beijing Cardinal, De Qiu Hong, and Mr. Chen Zhiping paid $29 million, $0.4 million, and $0.6 million on behalf of the Company, respectively. As a result, the Company offset the same amounts of balance of the three parties' current accounts. The equity portion of the purchase price amounts to a total of 62,250,000 (post reverse split) shares of our common stock.

On July 27, 2007, Company instructed prior Transfer Agent to issue the 50,000,000 (pre reverse split) shares of common stock to deliverable Qiang Long in the name of Jolly Concept Management Limited, in accordance with Qiang Long's instructions. On December 14, 2007, Company instructed present Transfer Agent to issue the replacement certificate showing the new name of the company and the correct number of shares, post reverse-split, and the remaining 4,349,307 shares of common stock issuable to Qiang Long, to Jolly Concept Management Limited and to Zhang, Lifang. The company also agreed to issue 1,131,026 shares of common stock post-reverse-split to Luck Pond Enterprises Limited or its designee, for its services as finder in connection with the Qiang Long investment. On December 14, 2007, company instructed present Transfer Agent to issue the total amount of 62,250,000 shares of the Company's common stock, post-reverse-split, issuable to Daykeen, to Daykeen Investment Limited.

RESTRICTIONS ON TRANSFER OF ASSET OUT OF CHINA

Dividend payments by the Company's operating subsidiaries are limited by certain statutory regulations in China. No dividends may be paid by these subsidiaries without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax. Repayments of loans or advances from subsidiaries to China Longyi, unless certain conditions are met, will be restricted by the Chinese government.

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
(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements for all periods presented include the financial statements of China Longyi Group International Holding Limited, Top Team Holdings Limited, Full Ample Group Limited (Daykeen Group, BVI), Top Time International Limited (HK), Beijing Longyi Biology Technology Co. Ltd, and Chongqing JiuZhou Dismutase Biology Technology Co. Ltd. The consolidated statements have been prepared in accordance with US GAAP. All significant intercompany transactions have been eliminated.

The Company has determined the People's Republic of China Chinese Yuan Renminbi ("RMB") to be its functional currency. The accompanying consolidated financial statements are presented in United States (US) dollars. The consolidated financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

MINORITY INTEREST IN SUBSIDIARIES

The Company owns 90% of the equity interests in the Beijing LongYi Biology Technology Co. Ltd, and the remaining 10% is owned by Miss Ran Wang. Therefore, the Company records minority interest expense to allocate 10% of the earnings of the Beijing Longyi Biology Technology limited to Miss Ran Wang, its minority shareholder.

The company owns 81% of the equity interests in the Chongqing JiuZhou Dismutase Biology Technology Co. Ltd, and remaining 9% is owned by Miss Ran Wang, and another 10% is owned by Mr. Guoqing Tan. Therefore, the company records minority interest expense to allocate 19% of the earnings of the Chongqing JiuZhou Dismutase Biology Technology Co. Ltd to Miss Ran Wang and Mr. Guoqing Tan, its minority shareholder.

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

REVENUE RECOGNITION

Revenues are recognized as earned when the following four criteria are met: (1) a customer issues a purchase order or otherwise agrees to purchase products; (2) products are delivered to the customer; (3) pricing is fixed or determined in accordance with the purchase order or agreement; and (4) collectability is reasonably assured.

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

Expenditures for maintenance, repairs and betterments, which do not materially extend the normal useful life of an asset, are charged to operations as incurred. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or income (loss) is reflected in income.

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

INTANGIBLE ASSETS

The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has performed the requisite annual transitional impairment tests on intangible assets and made the impairment adjustments as necessary. Amortization expense totaled$ 8,634 and $44,068 for the years ended 2007 and 2006.

ADVERTISING COSTS

All costs associated with advertising are expenses in the period incurred. Advertising expense was $102,346 and $2,903 for the years ended December 31, 2007 and 2006, respectively and $404,733 for the period from June 4, 1997 (inception) to December 31, 2007.

INCOME TAXES

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because it has experienced operating incomes (losses) since inception. The benefit of any tax income (loss) carry forwards is fully offset by a valuation allowance, as there is a more than fifty percent chance that the Company will not realize those benefits.

There are net operating income (loss) carry forwards allowed under the Hong Kong and China Governments' tax system. In Hong Kong, prior years' net operating incomes (losses) can be carried forward indefinitely to offset future taxable income. Although Top Team has gain of $3,385,630 from the sale of the subsidiaries, the related income tax can be fully offset.

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the years ended December 31, 2007 and 2006 were $211 and $7,174 respectively and a cumulative amount of $8,850,928 for the period from June 4, 1997 (inception) to December 31, 2007.

RELATED PARTY TRANSACTIONS AND STOCKHOLDER'S LOAN

The caption "Due to Related Company" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company rents office space from the related company.

INCOME (LOSS) PER SHARE

Basic income (loss) per common share ("LPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options. There were no stock options outstanding at December 31, 2007.

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

	Year ended December 31,
	2007	2006
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (loss) to common stockholders	$3,094,885	$(345,621)

DENOMINATOR FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding-basic and diluted	16,476,758	7,280,167

EPS - Basic and diluted	$0.19	$(0.05)

There were no potentially dilutive securities outstanding at December 31, 2007.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with SFAS 123(R), "Share-Based Payment." Under SFAS 123(R) the Company is required to recognize share-based compensation expense at fair valued. "The Company had no such compensation expense for the years ended December 31, 2007 and 2006.

COMPREHENSIVE INCOME (LOSS)

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

3. BUSINESS ACQUISITIONS

On March 13, 2003, Minghua USA's indirect subsidiary, Minghua Environmental Protection Science and Technology Limited, a Hong Kong limited company ("Minghua Science"), entered into the Acquisition Agreement with Good View Bus Manufacturing (Holdings) Company Limited, a Hong Kong limited company (Good View), Eagle Bus Development Limited, a Hong Kong limited company (Eagle), and Mr. Sin Keung Kok (Mr. Kok), relating to the acquisition of an 89.8% equity interest in the Guangzhou City View Bus Installation Company, a People's Republic of China limited company (the Guangzhou Bus Installation Company). The Guangzhou Bus Installation Company manufactured motor coaches for domestic sale in China and for export under the "Eagle" brand name.

The acquisition of the equity interest was effective on January 2004 after obtaining certain governmental approvals. The parties to the Acquisition Agreement entered into, and simultaneously consummated the transactions contemplated by, a supplemental agreement (the Supplemental Agreement), which replaced the original Acquisition Agreement. Pursuant to the Supplemental Agreement, instead of acquiring the Guangzhou Bus Installation Company directly, Minghua Science acquired a controlling interest in the entities that control the Guangzhou Bus Installation Company. More specifically, Minghua Science acquired Good View (which owned 23.8% of the Guangzhou Bus Installation Company) and Eagle (which owned 66% of the Guangzhou Bus Installation Company), respectively. Therefore, Minghua USA became the indirect owner of an 89.8% equity interest in the Guangzhou Bus Installation Company. The remaining 10.2% was held by Guangzhou Public Automobile No. 2 Company.

The purchase price of RMB14, 000,000 (US$1,690,474) was determined by the parties based upon the market value of the assets and business potential of Guangzhou Bus Installation Company.

The purchase price was allocated to assets and liabilities as follows on the designated effective date on January 1, 2004:

Accounts receivable	$4,227
Inventories	1,714,957
Others receivable	523,857
Property, plant and equipment	1,295,170
Intangible - 28 bus licenses	1,018,125
Bank note payable	(66,425)
Accounts payable	(2,055,941)
Accrued liabilities	(816,482)
Due to related parties	(281,131)
Due to director	(84,519)
Others payable	(29,910)
Subtotal	1,221,928
Goodwill (cost in excess of FMV)	468,546
Total purchase price paid	1,690,474

Goodwill in the amount of $468,546 was written to zero at 2004 and was reported as goodwill impairment loss.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

In January 2004, Minghua Hong Kong entered into a stock purchase agreement with Jinmou Li, the son of Minghua USA's former Chairman, to acquire 100% of the equity in Asia Key Group Limited ("Asia Key") a Hong Kong corporation, in which Jinmou Li was the sole shareholder. Asia Key's only asset at the time was a 15% equity interest in Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. ("Minghua China"). Upon the consummation of this acquisition, Minghua China become a 100% wholly-owned subsidiary of Minghua USA. The acquisition required $990,638 in cash and issuance of 28,210,000 shares of common stock at US$0.14 per share of Minghua USA for an aggregate price of $3,949,400. The book value of the net assets transferred at the time of acquisition had a negative balance. In this regard, the purchase of the 15% minority interest was recorded to goodwill. Minghua USA subsequently recorded the entire amount as impairment loss. In September 2006, Minghua USA disposed of its entire interests in Minghua Hong Kong and Minghua China.

On June 16, 2004, Minghua Hong Kong formed a wholly-owned subsidiary in the PRC, name Beijing China Cardinal Real Estate Consulting Co., Ltd. ("Beijing Cardinal Real Estate"). Minghua USA intends to use Beijing Cardinal Real Estate as a vehicle to make future real estate investments in the PRC. At December 31, 2006, Beijing Cardinal Real Estate had not begun significant operations.

During August 2006, Minghua USA restructured ownership of certain assets between its indirectly owned subsidiaries in preparation for the disposition of Minghua Science along with its wholly-owned subsidiary, Minghua China and Minghua Hong Kong. The transfers of ownership within Minghua USA's subsidiaries are listed as follows:

(a) Minghua USA transferred Beijing Cardinal Real Estate from Minghua Hong Kong to Euromax International Investments Limited; and

(b) Minghua USA transferred Good View and Eagle from Minghua Science to Top Team Holdings Limited (BVI).

During September 2006, Minghua disposed of its entire interests in Minghua Hong Kong, Minghua Science to Messrs. Han Lian Zhong and Niu Rui Cheng in exchange for their assumption of Minghua Hong Kong and Minghua Science's debt.

In aggregate, Minghua USA recognized gains of $707,825 on the sale of the subsidiaries.

	Minghua	Minghua	Minghua
	Hong Kong	Science	China
	US$	US$	US$	Total
Inventories	$	$	$304	$304
Prepaid expenses			66,412	66,412
Other fixed assets			450,424	450,424
Accumulated depreciation			(401,208)	(401,208)
Accounts payable			(3,274)	(3,274)
Accrued expenses	(70,902)	(4,486)	(429,353)	(504,741)
Due to directors			(92,779)	(92,779)
Others payable			(51,591)	(51,591)
Short-term loan			(171,372)	(171,372)
	(70,902)	(4,486)	(632,437)	(707,825)

On October 16, 2007, Minghua USA changed its name to China Longyi Group International Holdings Limited. At the same time, the Company implemented a 1 for 20 reverse stock split of issued and outstanding shares of our common stock which reduced the number of our issued and our outstanding shares form 198,509,866 to 9,925,493.

On November 12, 2007, the Company entered into a share purchase agreement, with Daykeen Group Limited, a BVI company, pursuant to which company acquired 100% ownership of Top Time International Limited, a Hong Kong company. Daykeen is the sole shareholder of Top Time. Top Time owns 90% equity interest of Beijing SOD, which is a holding company that owns 90% equity of Chongqing SOD, a corporation incorporated in China. Chongqing SOD is a manufacturer of superoxide dismutase, or SOD products.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

The Company completed an acquisition transaction with Top Time whereby we paid Daykeen, Top Time's sole shareholder, a total consideration of $54.9 million (RMB 407 million, based on an exchange ratio of $1=RMB 7.414) in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. $30 million of cash was paid to Daykeen by three transactions, Beijing Cardinal, De Qiu Hong, and Mr. Chen Zhiping paid $29 million, $0.4 million, and $0.6 million on behalf of the Company, respectively. As a result, the Company offset the same amounts of balance of the three parties' current accounts. The equity portion of the purchase price amounts to a total of 62,250,000 shares of our common stock (based upon $0.02/share, the average of the closing price of the Company's common stock on the OTCBB for the 365 calendar days prior to May 31, 2007, which was adjusted for our stock split which occurred on October 16, 2007 and resulted an effective purchase price of $0.40 per share). Top Time thereby became our wholly owned subsidiary and Daykeen became our controlling stockholder upon our issuance to Daykeen of the equity portion of the purchase price in accordance with the Share Purchase Agreement.

Top Time was incorporated in Hong Kong in December 2006 and currently has two subsidiaries: Beijing SOD and Chongqing SOD. Beijing SOD is 90% owned by Top Time and was incorporated in China in March 2005. Chongqing SOD was incorporated in China in March 2007. Chongqing SOD is 90% owned by Beijing SOD. For accounting purposes, the acquisition of Top Time was treated as a reorganization of entities under common control.

4. STOCKHOLDERS' EQUITY ISSUANCE OF COMMON STOCK

In February 2002, the Company issued 372,807 (pre reverse split) shares of the Company's common stock at $.20 per share in a private placement. The total amount due of $74,561 was determined to be uncollectible during 2004 and was charged to additional paid in capital.

In April 2002, 540,260 (pre reverse split) options were exercised by a former director at a cashless exercise amount of $416,000. The balance of the 2,000,000 (pre reverse split) options granted to this former director was forfeited in 2002.

In November 2002, 1,100,000 (pre reverse split) shares were issued to the Board of Directors at $.13 per share, for a total consideration of $143,000, for services provided to the Company in 2002.

In March 2003, the Company issued 1,513,969 (pre reverse split) shares of common stock for $.12 per share, for a total consideration of $181,676 to settle various debts with third party vendors and a loan payable to a former Director of the Company.

On September 29, 2003, the Company entered into its first stock subscription agreement with the Beijing Qiang Long Real Estate Development Co., Ltd. ("Qiang Long"), relating to the purchase of 15,000,000 (pre reverse split) shares of the Company's common stock at a purchase price of $.40 per share, for an aggregate consideration amount of $6,000,000. In October 2003, 1,511,488 (pre reverse split) shares of stock were purchased according to the subscription agreement for $604,595. In addition to $604,595, $604,887 was received in advance for the stocks issued in January 2004. Total amount received was $1,209,482 during October 2003. In January 2004, 3,023,998 (pre reverse split) shares of stock were purchased under the same agreement for a price of $1,209,599. Amount received was $604,712 which was $1,209,482 less $604,887. In 2004, 10,464,514 (pre reverse split) shares of stock were purchased under the subscription agreement for an aggregate consideration of $ 4,185,806. Accordingly, the Company has received all the payments from the first stock subscription receivable.

On January 29, 2004 a second stock subscription agreement was entered into with Qiang Long. The second agreement calls for the purchase of 140,000,000 (pre reverse split) shares of the Company's common stock at a purchase price of $.21 per share, for an aggregate consideration of $29,400,000. Qiang Long will become the controlling stockholder of the Company as a result of this second agreement. During 2004 the Company collected $653,795 as a partial payment toward the stock subscription receivable, however, no stocks were issued. In December 2006, pursuant to this agreement, Qiang Long Real Estate Development Co. Ltd., paid $632,911 in partial fulfillment of the agreement. Company issued 3,013,862 (pre reverse split) shares of common stock to Qiang Long.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

In January 2004 the Company issued 24,036,269 (pre reverse split) shares of its common stock to Kingsrich Development Limited in satisfaction of debt in accordance with a prior agreement. See Note 8 for details of the transaction.

On January 29, 2004 the Company issued 28,210,000 (pre reverse split) shares of its common stock in the acquisition of the 15% minority interest in Minghua China. The shares were valued at $.14 per share. The transaction is further discussed in Note 1.

In February 2004, the Company issued 4,000,000 (pre reverse split) shares of its common stock in exercise of stock options. The exercise price was paid in services to the Company. Compensation expense of $480,000 was charged to current expense as a result of the transaction.

During May of 2004 the Company issued 16,483,514 (pre reverse split) shares of its common stock to China Cardinal Limited, of Hong Kong, in satisfaction of a subscription agreement. The stock was sold at a price of $.14 per share, for an aggregate amount of $2,307,692.

Luck Pond Enterprises Limited by Hong Kong ("Luck Pond") had provided consulting services and acted as a finder in connection with the above-mentioned two subscription agreements with Qiang Long and an investment that was made in January 2004 by China Cardinal Limited of Hong Kong. In consideration of those services, Luck Pond will receive a ten percent commission on the total investment proceeds from both investors, payable in common stock of the Company and was determined by management to be equivalent to 28,390,531 (pre reverse split) common shares. This commission is contingent upon final funding of 100% of all the three above-mentioned subscription agreements. During 2004, at the completion of two of the agreements, the Company charged $830,100 to expense. The amount was included in accrued liabilities at December 31, 2004, and in January 2005, the Company issued 5,770,000 (pre reverse split) shares of its common stock in payment of the liability.

On June 29, 2007, the Board of Directors of Company unanimously approved, subject to the Majority Shareholders approval, the 1-for-20 Reverse Split of company's issued and outstanding Common Stock, which will be effectuated in conjunction with the adoption of the Certificate of Amendment. The Majority Shareholders also approved this action in the Written Consent.

The Reverse Split reduce the number of issued and outstanding shares of Company's Common Stock and effectively increase the number of authorized and unissued shares of our Common Stock available for future issuance. The Reverse Split will become effective on the Effective Date, which occurs when the Certificate of Amendment is filed with the Secretary of Sate for the State of New York following the expiration of the 20-day period mandated by Rule 14c of the Exchange Act.

Effect of Reverse Split on Common Stock

The table below sets forth, as of the Record Date and as of the Effective Date the following information both before and after the proposed Reverse Split (subject to slight adjustments resulting rounding of fractional shares):

  The number of issued and outstanding shares of Common Stock
  The number of authorized and reserved shares of Common Stock;
  The number of umber of authorized but unissued and unreserved shares of Common Stock.

CAPITALIZATION STRUCTURE OF THE COMPANY AT VARIOUS TIMES

	Capital Structure	Capital Structure
	Pre-Reverse Split	Post-Reverse Split
	(As of Record Date)	(On Effective Date)

Issued and outstanding shares of Common Stock	198,509,866	9,925,493
Authorized and reserved shares of Common Stock	0	0
Authorized but unissued and unreserved shares of Common Stock	1,490,134	190,074,507

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

As shown in the table above, the Reverse Split of the outstanding shares of our Common Stock will reduce the number of issued and outstanding shares of our Common Stock and effectively increase the number of authorized and unissued shares of our Common Stock available for future issuance.

On January 29,2004, company entered into a certain contract with Qiang Long Real Estate Development Co., Ltd., under which, as amended and supplemented from time to time, Qiang Long is obligated to purchase 140,000,000 (pre reverse split) shares of the Company's common stock, par value $0.01 at an aggregate purchase price of US$ 29,400,000, or $0.21 per Share, US$ 653,795 of which was paid to the Company as a performance bond at the signing of the Agreement, US$ 632,911 of which was paid to the Company in 2006 in exchange for 3,013,862 (pre reverse split) Shares, and the balance of US$ 28,113,294 (the "Final Installment") of which was to be paid in full by June 30, 2007, for the remaining 136,986,138 (pre reverse split) Shares.

On June 29, 2007, the Company and Qiang Long entered into a letter agreement (the "letter Agreement"), pursuant to which the Company and Qiang Long acknowledged their consummation of the Qiang Long Contract. Pursuant to the Letter Agreement, the Company acknowledged its receipt of the Final Installment in cash from Qiang Long as fulfillment of Qiang Long's investment obligation, and agreed to issue the remaining Shares to Qiang Long as follows:

  The Company will issue 50,000,000 (pre reverse split) of the Shares to Qiang Long on or before July 23, 2007, the date that is fifteen business days after the Company receives the Final Installment from Qiang Long; and

  Within fifteen (15) business days following the effective date of an amendment to the Company's Certificate of Incorporation to effect a one-for-twenty reverse split of the Company's outstanding Common Stock (the "Amendment"), the Company will issue the remaining 86,986,138 (pre reverse split) Shares to Qiang Long, which will be equal to 4,349,307 Shares post-reverse split.

On July 27, 2007, the Company instructed prior Transfer Agent to issue the 50,000,000 (pre reverse split) shares of common stock to deliverable Qiang Long in the name of Jolly Concept Management Limited, in accordance with Qiang Long's instructions.

On December 14, 2007, according to Qiang Long's request, company instructed present Transfer Agent to issue the replacement certificate showing the new name of the Company and the correct number of shares, post reverse-split, and the remaining 4,349,307 shares of common stock issuable to Qiang Long, to Jolly Concept Management Limited and to Zhang, Lifang. The Company also agreed to issue 1,131,026 shares of common stock post-reverse-split to Luck Pond Enterprises Limited or its designee, for its services as finder in connection with the Qiang Long investment.

On November 12, 2007, the Company completed an acquisition transaction with Top Time whereby we paid Daykeen, Top Time's sole shareholder, a total consideration of $54.9 million, in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. The equity portion of the purchase price amounts to a total of 62,250,000 shares of our common stock. The share number was calculated based upon $0.02/share, the average of the closing price of the Company's common stock on the OTCBB for the 365 calendar days prior to May 31, 2007, which was adjusted for our stock split which occurred on October 16, 2007. As a result, the effective purchase price per share was $0.40.

On December 14, 2007, the Company instructed present Transfer Agent to issue the total amount of 62,250,000 shares of the Company's common stock, post-reverse-split, issuable to Daykeen, to Daykeen Investment Limited.

The Company's capital structure as of December 31, 2007 and 2006 was as follows:

Common stock - par value $0.01	Authorized	Issued and outstanding

December 31, 2007	200,000,000	77,655,854

December 31, 2006	200,000,000	7,425,494 (post reverse split)

STOCK OPTION PLAN

On April 5, 2001, the Company's 2001 Stock Option Plan (the "2001 Plan") was adopted by the board of directors and was approved by the Company's shareholders at the stockholders' annual meeting on August 2, 2001. Pursuant to the 2001 Plan, the Company may grant incentive and non-statutory (nonqualified) stock options to key employees and directors of the Company. A total of 20,000,000 (pre reverse split) shares of common stock have been reserved for issuance under the 2001 Plan. No employee may be granted options for more than 2,000,000 (pre reverse split) restricted shares under the 2001 Plan in any one fiscal year.

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

In 2001, the Company granted 2,000,000 (pre reverse split) nonqualified stock options under the 2001 Plan to the Chairman with a 5-year expiration date, and an exercise price of $1.75 per share. However, all 2,000,000 (pre reverse split) options were forfeited on May 10, 2004 when the chairman resigned.

5. INVESTMENT

The Company has a one year deposit certificate with a financial institution in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the years ended December 31, 2007 and 2006 was $1,489,472 and $1,922,067, and was recorded on the balance sheet as a short term investment.

6. INVENTORIES

Inventories at December 31, 2007 and 2006 consisted of:

	2007	2006
Materials	$81,759	$589,012
Low value consumables	12,430	36,452
Costs of production	248,943	502,781
Finished goods	116,669	229,900
Subtotal	459,801	1,358,145
Less: reserve for obsolescence	-	(1,358,145)
Net inventories	$459,801	$-

7. PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of:

	2007	2006
Transportation equipment	$91,648	$199,109
Furniture and office equipment	34,654	137,975
Production equipment	207,570	199,737
Buildings and improvements	148,113	1,649,186
Construction in progress	87,130	-
Idle equipment	-	32,393
Subtotal	569,115	2,218,400
Less: accumulated depreciation	(30,984)	(1,145,245)
Net property and equipment	$538,131	$1,073,155

Depreciation expense for the years ended December 31, 2007 and 2006 was $53,472 and $146,167, respectively.

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

The Company has a United States federal net operating income (loss) carryforward of approximately $(5.24) million expiring in the years 2021 - 2025. The tax benefit of this net operating income (loss) has been offset by a full valuation allowance. A portion of the net operating income (loss) carryforward will be subject to a limitation due to the "Change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions.

Net operating income (loss) carry forwards are allowed under the Hong Kong and Chinese governments' tax systems. In China, the previous five years' net operating incomes (losses) are allowed to be carried forward to offset future taxable income. In Hong Kong, net operating incomes (losses) can be carried forward indefinitely to offset future taxable income.

9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is a party to or to which any of their property is subject that will have a material adverse effect on the Company's financial condition.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS No. 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users. As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in 2007 and 2008.

11. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether the adoption of SFAS157 will have a material effect on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. We do not expect the adoption of SFAS 158 to have a material impact on our consolidated results of operations and financial condition.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This Statement provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances.

SFAS No. 141 (Revised), Business Combinations. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent are to be included in the equity section of the balance sheet, but apart from the parent's equity. All changes in the parent's ownerhsip interest in a subsidiary are to be accounted for as equity transactions. Any retained noncontrolling equity interest in a deconsolidated subsidiary is to be initially measured at fair value, with any gain or loss on consolidation measured using this fair value. SFAS No. 161,Disclosures about Deriviative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures for all derivative instruments and hedging activities covered by SFAS No. 133.

SOP No. 07-01, Clarification of the Scope of the Audit and Accounting Guide "Investment Companies" and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP 07-01 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies. The provisions of the SOP are effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. As of December 1, 2007 the FASB has proposed an indefinite deferral of this SOP.

EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. In this Issue, a consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. This Issue should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Early application is permitted.

FSP No. FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides. This FSP provides conforming amendments to the illustrations in FASB Statements No. 87, 88, and 106 and to related staff implementation guides as a result of the issuance of FASB Statement No. 158. The conforming amendments made by this FSP are effective as of the effective dates of Statement No. 158. The unaffected guidance that this FSP codifies into Statements No. 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method.

FSP No. FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies. This FSP addresses the application of FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, by an entity that accounts for its investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies. The provisions of the FSP are effective when the entity adopts SOP 07-01.

SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.

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
*3.4

Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of the State of New York on October 16, 2007 [Incorporated by reference to Exhibit 3.4 of the Form 8-K filed on December 5, 2007 in Commission file number 0-30183]

*4.1

Warrant to Purchase Common Stock, dated April 2, 2001, between the Company and First Pacific Capital, Ltd. [Incorporated by reference to Exhibit 10.9 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]

*4.2

Registration Rights Agreement, dated June 22, 2001, among the Company, Li Chuquan and Chan Kuen Kwong [Incorporated by reference to Exhibit 4.2 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

*4.3

Registration Rights Agreement, dated July 23, 2001, among the Company and the stockholders of the Company named in the Registration Rights Agreement [Incorporated by reference to Exhibit 4.2 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

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

Exhibit Number	Description

*10.3	Guangzhou City View Bus Installation Company Limited Agreement [Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 28, 2003 in Commission file number 0-30183]
*10.4	Kingsrich Development Limited Loan Agreement [Incorporated by reference to Exhibit 10.2 of the Form 8-K filed on March 28, 2003 in Commission file number 0-30183]
*10.5	Kingsrich Development Limited Convertible Promissory Note [Incorporated by reference to Exhibit 10.3 of the Form 8-K filed on March 28, 2003 in Commission file number 0-30183]
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

Exhibit Number	Description

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
*10.21

Placement Agency Agreement, dated July 23, 2001, between the Company and Chicago Investment Group Incorporated [Incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

*10.22

Letter Agreement repayment of stockholder loan, dated December 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit 99.1 of the Form 8-K filed on December 20, 2001 in Commission file number 0-30183]

*10.23

Technology Development Contract, dated February 15, 2004, between Tsinghua University and the Company. [Incorporated by reference to Exhibit 10.23 of the Form 10-KSB filed on April 16, 2007 in Commission file number 0-30183]

*10.24

Sales Contract of Guangzhou Cityview Bus Installation Co., Ltd., dated August 6, 2004, between Changsha United Electric Power Science and Technology Co., Ltd. and Guangzhou Cityview Bus Installation Co., Ltd. [Incorporated by reference to Exhibit 10.24 of the Form 10-KSB filed on April 16, 2007 in Commission file number 0-30183]

*10.25

Lease Agreement, dated May 30, 2004, between Liu Gui Zhi and Beijing China Cardinal Real Estate Consulting Ltd. [Incorporated by reference to Exhibit 10.25 of the Form 10-KSB filed on April 16, 2007 in Commission file number 0-30183]

*10.26

Lease Agreement, dated May 20, 2004, between Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. and Richard Zhang. [Incorporated by reference to Exhibit 10.26 of the Form 10-KSB filed on April 16, 2007 in Commission file number 0-30183]

Exhibit Number	Description

*10.27

Letter Agreement, dated as of June 29, 2007, between Minghua Group International Holdings Limited and Qiang Long Real Estate Development Co., Ltd. [incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on July 6, 2007 in Commission file number 0-30183].

*10.28

Share Purchase Agreement, between the Company and Daykeen, dated November 12, 2007. [Incorporated by reference to Exhibit 10.1of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

*10.29

Employment Agreement, dated June 1, 2007, by and between Beijing SOD and Wei Wang. [Incorporated by reference to Exhibit 10.5of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

*10.30

Equity Transfer Agreement, dated December 22, 2006, by and between Beijing Qiang Long and Top Time. [Incorporated by reference to Exhibit 10.6 of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

*10.31	Loan Agreement, dated December 22, 2006, by and between Top Time and Daykeen. [Incorporated by reference to Exhibit 10.7of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]
*10.32	Agreement, dated December 27, 2006, by and between Top Time and Daykeen. [Incorporated by reference to Exhibit 10.8 of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]
*14	Code of Ethics [incorporated by reference to Exhibit 14 of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2003]
21	A description of the subsidiaries of the registrant. [Incorporated by reference to Exhibit 21of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference as indicated.