Form 10-Q
period 2008-03-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2008-05-15
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2008 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,864

Transitional Small Business Disclosure Format (check one): Yes ☐         No ☒

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	2

CONSOLIDATED BALANCE SHEETS	3

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	4

CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6-11

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

(A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$24,134	$64,547
Deposits and prepayments	32,241	121,258
Other receivable	1,838,909	1,688,967
Interest income receivable	85,318	38,332
Short term investment	1,835,019	1,489,472
Inventories	501,589	459,801
Total current assets	4,317,210	3,862,377

Due from stockholders	194,278	429,653
Property, plant and equipment (net)	633,924	538,131
	5,145,412	4,830,161

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$168,009	$70,701
Accrued liabilities	128,120	162,917
Due to directors	150,906	119,804
Other payables	631,396	570,907
Total current liabilities	1,078,431	924,329

Minority interest	235,197	242,109

Stockholders' equity authorized; 77,655,854 shares issued and outstanding	776,558	776,558
Additional paid in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(26,144,071)	(26,070,415)
Accumulated comprehensive income	321,757	80,040
Total stockholders' equity	3,831,784	3,663,723
	$5,145,412	$4,830,161

See notes to consolidated financial statements

CHINA LONGYI INTERNATIONAL GROUP HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended March 31,		Period from June
			(inception) to
	2008	2007	March 31, 2008
Revenues
Sales	$82,738	$-	$567,403
Cost of sales	55,591	-	755,712

Gross profit	27,147	-	(188,309)
Operating expenses			-
General and administrative expenses	151,371	87,638	14,065,288
Goodwill impairment loss	-	-	5,408,584
Write-off inventory and bus licenses	-	-	3,322,712
Research and development costs	-	-	8,850,928

	151,371	87,638	31,647,512

Loss from oprations	(124,224)	(87,638)	(31,835,821)

Other income (expense)
Interest income	44,495	24,226	196,687
Other income (expense)	46	104	1,000,674
Transaction exchange gain	(885)	-	880,758
Gain (Loss) on asset disposal	-	-	1,172
Gain on debt settlement			156,018
Gain on disposal subsidiary	-	-	4,093,455
Interest expenses	-	-	(712,302)

Total other income (expense)	43,656	24,330	5,616,462

Loss before income taxes and minority interest	(80,568)	(63,308)	(26,219,359)
Provision for income taxes	-	-	-

Loss before minority interest	(80,568)	(63,308)	(26,219,359)
Minority interest	(6,912)	-	(75,288)

Net loss	(73,656)	(63,308)	$(26,144,071)
Foreign currency translation adjustment	241,717	7,844

Comprehensive income (loss)	$161,149	$(55,464)

Basic and diluted loss per share	$-	$-
Weighted average number of shares outstanding-
basic and diluted	77,655,864	148,509,866

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended		Period from June
	March 31		(inception) to
	2008	2007	March 31, 2008
Cash flows from operating activities:
Net income (loss)	(73,656)	(63,308)	(26,144,071)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	11,708	17,555	1,046,598
Impairment loss on amortization	-	-	1,026,453
Minority interest	(6,912)	-	235,197
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-	-	(3,882,796)
Research and development expenses recorded in organiza	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating liabilities and assets:
Other receivable	(495,489)	16,211	3,043,634
Decr (incr) in interest income receivable	(46,986)	59,874	(46,986)
Prepaid expense and deposits	89,017	-	669,443
Inventories	(41,788)	-	(1,001,950)
Accounts payable and accrued liabilities	123,000	7,386	(3,352,758)

Net cash provided by (used in) operations	(441,106)	37,718	(10,368,071)

Cash flows from investing activities:
Interest income receivables	-		(38,332)
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption (purchase) of short term investment	-	-	(944,046)
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	(21,322)	-	(574,950)
Purchases of construction in progress	(86,179)	-	(173,309)
Sales of property and equipment	-	-	697,502
Deposit on subsidiary	-	-	(10,922)

Net cash provided by (used in) investing activities	(107,501)	-	(3,888,467)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Advance from stockholders payable	235,375	-	285,572
Payments to stockholders payable	31,102	(66,287)	(1,603,661)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments to notes payable	-	-	(612,582)

Net cash provided by (used in) financing activities	266,477	(66,287)	11,833,368
Effect of foreign exchange rate changes	241,717	247	282,169

Increase(decrease) in cash and cash equivalents	(40,413)	(28,322)	(2,141,001)
Cash and cash equivalents, beginning of period	64,547	39,622	64,547

Cash and cash equivalents, end of period	24,134	11,300	(2,076,454)

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American (“US GAAP”) for financial information and with the instructions to Form 10-Q and Item 310 of Regulation S-B. According, they do not include all of the information and footnotes required by US GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of China LongYi Group International Holdings Limited and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended March 31, 2008.

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

On November 12, 2007, the Company entered into a share purchase agreement, or the Share Purchase Agreement, with Daykeen Group Limited (“Daykeen”), a BVI company, or Daykeen, pursuant to which we acquired 100% ownership of Top Time International Limited (“Top Time”), a Hong Kong company. Daykeen is the sole shareholder of Top Time. Top Time owns 90% equity interest of Beijing Longyi Biology Technology Co. Ltd (“Beijing SOD”), which is a holding company that owns 90.05% equity interest of Chongqing JiuZhou Dismutase Biology Technology Co. Ltd (“Chongqing SOD”), a corporation incorporated in China. Chongqing SOD is a manufacturer of superoxide dismutase, or SOD products. As a result of this acquisition transaction, Top Time became our wholly owned subsidiary and Daykeen became our controlling stockholder upon our issuance to Daykeen of the equity portion of the purchase price in accordance with the Share Purchase Agreement. Top Time was incorporated in Hong Kong in December 2006 and currently has two subsidiaries: Beijing SOD and Chongqing SOD. Beijing SOD is 90% owned by Top Time and was incorporated in China in March 2005. Chongqing SOD was incorporated in China in March 2007 and is 90.05% owned by Beijing SOD.

Through acquisition of Top Time, we changed our business to develop and manufacture SOD in China. As a result, on November 28, 2007, one of our subsidiaries, Top Team Holdings Limited (BVI), disposed five subsidiaries including Euromax International Investments Limited, Beijing China Cardinal Real Estate Consulting Co., Ltd, Eagle Bus Development Limited (HK), Good View Bus Manufacturing Company Limited (HK), and Guangzhou City View Bus Installation Company Limited (PRC).

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)

The Company had incurred incomes (losses) since inception and had little working capital until June 29, 2007. However, the substantial doubt about its ability to continue as a going concern, which contemplated the realization of assets and the payment of liabilities in the ordinary course of business, was alleviated on June 29, 2007, when management obtained $28,113,294 in funding through the issuance of additional stock to one of the Company’s shareholders. On November 12, 2007, we completed an acquisition transaction with Top Time whereby we paid Daykeen, Top Time’s sole shareholder, a total consideration of $54.9 million, in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. The equity portion of the purchase price amounts to a total of 62,250,000 shares of our common stock.

On July 27, 2007, the Company instructed prior Transfer Agent to issue the 50,000,000 shares of common stock to deliverable Qiang Long in the name of Jolly Concept Management Limited, in accordance with Qiang Long’s instructions.  On December 14, 2007, Company instructed present Transfer Agent to issue the replacement certificate showing the new name of the company and the correct number of shares, post reverse-split, and the remaining 4,349,307 shares of common stock issuable to Qiang Long, to Jolly Concept Management Limited and to Zhang, Lifang. The company also agreed to issue 1,131,026 shares of common stock post-reverse-split to Luck Pond Enterprises Limited or its designee, for its services as finder in connection with the Qiang Long investment. On December 14, 2007, company instructed present Transfer Agent to issue the total amount of 62,250,000 shares of the Company’s common stock, post-reverse-split, issuable to Daykeen, to Daykeen Investment Limited.

RESTRICTIONS ON TRANSFER OF ASSET OUT OF CHINA

Dividend payments by the Company’s operating subsidiaries are limited by certain statutory regulations in China. No dividends may be paid by these subsidiaries without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax. Repayments of loans or advances from subsidiaries to China Longyi, unless certain conditions are met, will be restricted by the Chinese government.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements for all periods presented include the financial statements of China Longyi Group International Holdings Limited, Top Team Holdings Limited, Full Ample Group Limited (Daykeen Group, BVI), Top Time International Limited (HK), Beijing Longyi Biology Technology Co. Ltd, and Chongqing JiuZhou Dismutase Biology Technology Co. Ltd. The consolidated financial statements have been prepared in accordance with US GAAP. All significant intercompany accounts and transactions have been eliminated.

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

MINORITY INTEREST IN SUBSIDIARIES

The Company owns 90% of the equity interests in the Beijing LongYi Biology Technology Co. Ltd, and the remaining 10% is owned by Miss Ran Wang. Therefore, the Company records minority interest expense to allocate 10% of the loss of the Beijing Longyi Biology Technology limited to Miss Ran Wang, its minority shareholder.

The company owns 81% of the equity interests in the Chongqing JiuZhou Dismutase Biology Technology Co. Ltd, and remaining 9% is owned by Miss Ran Wang, and another 10% is owned by Mr. Guoqing Tan. Therefore, the company records minority interest expense to allocate 19% of the losses of the Chongqing JiuZhou Dismutase Biology Technology Co. Ltd to Miss Ran Wang and Mr. Guoqing Tan, its minority shareholders.

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

SIGNIFICANT ESTIMATES

Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to property and equipment, accrued liabilities, and the useful lives for depreciation.

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

ADVERTISING COSTS

All costs associated with advertising are expenses in the period incurred. The company did not have any advertising expense for the three months ended March 31, 2008, and $404,733 for the period from June 4, 1997 (inception) to March 31, 2008.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)

The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because it has experienced operating losses since inception. The benefit of any tax income (loss) carry forwards is fully offset by a valuation allowance, as there is a more than fifty percent chance that the Company will not realize those benefits. There are net operating loss carry forwards allowed under the Hong Kong and China Governments’ tax system. In Hong Kong, prior years’ net operating losses can be carried forward indefinitely to offset future taxable income.

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the three months ended March 31, 2008 were $0 and a cumulative amount of $8,850,928 for the period from June 4, 1997 (inception) to March 31, 2008.

EARNING (LOSS) PER SHARE

Basic earning (loss) per common share (“LPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earning per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

There were no stock options and potentially dilutive securities outstanding at March 31, 2008.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with SFAS 123(R), “Share-Based Payment.” Under SFAS 123(R) the Company is required to recognize share-based compensation expense at fair valued. The Company had no such compensation expense for the three months ended March 31, 2008.

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

3.

INVESTMENT

The Company has a one year deposit certificate with a financial institution in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the three months ended March 31, 2008 was $1,835,109, and was recorded on the balance sheet as a short term investment.

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

6.

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

As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities approximate their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” relating to the business of China Longyi Group International Holdings Limited and its subsidiary companies. The forward-looking statements include, among others, statements concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on assumptions and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Risks and uncertainties include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any of the factors mentioned in the “Risk Factors” section of the Company’s annual report on Form 10-KSB filed on April 15, 2008. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

  “China” and “PRC” are references to the People’s Republic of China;

  “RMB” refers to Renminbi, the legal currency of China;

  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; and

  “Securities Act” means the Securities Act of 1933, as amended, and “Exchange Act” means the Securities Exchange Act of 1934, as amended.

Overview of our Business

We are a holding company that only operates through our indirect Chinese subsidiaries. Through our Chinese subsidiaries, we develop and manufacture SOD in China, with a wide range of applications, especially in foods, medicines and cosmetic products. We plan to market, sell and service our products nationally through a combination of company-owned offices and independent sales agents. Currently we have two sales offices, one located in Chengdu, and the other located in Chongqing, and we plan to establish agents in additional offices across China. We have targeted our approach to meet local market conditions which we believe provides the best possible products for our customers throughout China. In recent years, more and more people are choosing to eat or drink healthier foods and beverages. During fiscal year 2008, we plan to not only produce and sell our SOD wine and beverage products, but also plan to negotiate with local food manufacturing companies in order to become the major supplier of SOD mother solution which will be used as a food additive.

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

  Focus on Brand Development. With intense price competition among many similar or identical products in the industry, we believe that building brand equity is the primary means to generate and sustain profitable growth in the future. We believe that our relationship with the government, hospital and ultimate customer is essential to building brand equity, because it reflects our level of social responsibility. For instance, our SOD wine product has been listed on the governmental procurement list of Chongqing City. In addition, we plan to market our products through an integrated marketing program that includes televisions, customer flyers, and brochures. A number of merchandising techniques will be used, including the instruction of new products, the use of combination offers, the use of trial sizes and samples and the promotion of products packaged as gift items.

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

  acquiring existing pharmaceutical companies to produce SOD medical products.

  Sales campaigns. We believe that maintaining good public relations is essential to our business success and organizing or participating in the public undertakings is undoubtedly the best means to promote public relations. The public activities of a company reflect key values it appreciates. Since the inception of our company, we have confirmed our long-term commitment to public undertakings. We sponsored and organized many important s social activities, such as “Academic Proseminar of Free Radical,” “Scientist Review of Shangri-la,” “Building Double Hundreds Named Activities of New Countryside,” and “Chinese Famous Persons Painting and Calligraphy.” These activities have not only reflected our high-level social responsibility, but also made us unique in the SOD industry in China. We believe that this kind of operation is and will continue to effectively promote our company reputation and our brand name.

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

The following table summarizes the results of our operations during the fiscal quarter ended March 31, 2007 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2008 to the same period of 2007.

				Percentage
	Three MonthsEnded March 31,		Increase	Increase
Line Item	2008	2007	(Decrease)	(Decrease)
Revenues	$82,738	$-	$82,738	-
Net loss	(73,656)	(63,308)	(10,348)	16.35%
Operating Expenses	151,371	87,638	63,733	72.72%
General and Administrative Expense	151,371	87,638	63,733	72.72%
Interest Expense(income)	44,495	24,226	20,269	83.67%

We had revenues of $82,738 in the first fiscal quarter of 2008, compared to revenues of $0 during the same period in 2007. The revenues increased by $82,738 primarily due to the sale of SOD products in the first fiscal quarter of 2008.

During the first fiscal quarter of 2008 we incurred a net loss of $73,656 compared with net loss of $87,638 for the same period in the prior year. This represents an increase in net loss of $10,347 or 16.34%, which was primarily the result of increased General and Administrative expense.

Our operating expenses for the first fiscal quarter of 2008 were $151,371 as compared to $87,638 during the same period in 2007. This increase of $63,733, or 72.72%, was also primarily the result of increased general and administrative expense.

General and administrative expenses in the first fiscal quarter of 2008 increased by$63,733 or 72.72%, to $151,371 in the first fiscal quarter of 2008 compared to $87,638 in the first fiscal quarter of 2007. In the first quarter of 2008, the travel expense was $17,837, the salary and allowance was $21,822 and the legal and professional fee was $53,990, these amount of expenses contributed 62% to the total general and administrative expenses.

Interest income in the first quarter of 2008 was $44,495 and the interest expense in the same quarter of 2007 was $24,226. Interest expenses increased by $20,271 in the first quarter of 2008 compared to the same quarter of 2007.

There was a $0.00 loss per common share for the first quarter of 2008, compared to a $0.01 loss per common share during the same period of 2007.

Liquidity and Capital Resources

We had $24,134 in cash and cash equivalents as of March 31, 2008. As of such date, we also had total current assets of $4,317,210 and total assets of $5,145,412. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $1,078,413. Our stockholder’s equity as of March 31, 2008 was $3, 831, 784. Since inception, we have accumulated a net loss of $26,144,071.

The following table summarizes the statements of cash flows from the financial statements for the three months ended March 31, 2008 compared to the three months ended March 31, 2007:

	Three Months Ended March 31,
	2008	2007
Net Cash Provided By (Used In) Operating Activities	$(441,106)	$37,718
Net Cash Provided By (Used In) Investing Activities	128,874	-
Net Cash Provided By (Used In) Financing Activities	31,102	(66,287)
Net decrease in Cash and Cash Equivalents	(40,413)	(28,322)
Cash and Cash Equivalents - Beginning of Period	64,547	39,622
Cash and Cash Equivalents – End of Period	24,134	11,300

For the quarters ended March 31, 2008 and 2007, our investing activities provided $128,874 and $0 in cash, respectively. This increase in cash provided by investing activities was primarily the result of $235,375 paid Qiang Long Real Estate Development Co., Ltd., a related party.

For the quarters ended March 31, 2008 and 2007, our financing activities provided $31,102 and used $66,287 of cash, respectively. The increase in cash provided by financing is primarily attributable to the advance from shareholders increased $31,102 during the first quarter of 2008.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The policies, that in the belief of management are critical and require the use of judgment in their application, are disclosed on our Form 10K for the year ended December 31, 2007. Since December 31, 2007, there have been no material changes to our critical accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

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

As required by Rule 13a-15 under the Exchange Act, our management, including Jie Chen, our Chief Executive Officer, and Xinmin Pan, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.  Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of March 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, there are no material legal proceedings to which the Company is a party to or to which any of its property is subject that will have a material adverse effect on the Company's financial condition.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended March 31, 2008 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the first fiscal quarter of 2008.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit

Number
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

DATED: May 15, 2008	CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

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