Form 10-Q
period 2008-06-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2008-08-14
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2008 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,854

Transitional Small Business Disclosure Format (check one): Yes ☐         No ☒

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	iUnaudited)	(Audited)
	June 30,	December 31,
ASSETS	2008	2007
Current assets
Cash and cash equivalents	$98,829	$64,547
Deposits and prepayments	42,343	121,258
Account receivable	5,207	-
Other receivable	1,823,532	1,688,967
Interest receivable	105,441	38,332
Short term investment	1,212,550	1,489,472
Inventories	558,918	459,801
Total current assets	3,846,820	3,862,377

Due from shareholders	75,172	429,653
Property, plant and equipment (net)	637,330	538,131
	$4,559,322	$4,830,161

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$161,890	$70,701
Accrued liabilities	97,085	162,917
Due to directors	119,795	119,804
Unearned revenue or advance	23,928	-
Other payables	219,767	570,907
Total current liabilities	622,465	924,329

Minority interest	231,600	242,109

Stockholders' equity
Common stock: par value $.01; 200,000,000 shares
authorized; 77,655,854 shares issued and outstanding	776,558	776,558
Additional paid in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(26,230,630)	(26,070,415)
Other comprehensive income	-	-
Translation adjustment	281,789	80,040

Total stockholders' equity	3,705,257	3,663,723
	$4,559,322	$4,830,161

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
	Six months ended		Three months ended		Period from June 4,1997
	June 30,		June 30,		(inception) to
	2008	2007	2008	2007	June 30, 2008
Revenues
Sales	$116,105	$-	$32,589	$-	$600,770
Cost of sales	73,698	-	23,221	-	773,819
Gross margin	42,407	-	9,368	-	(173,049)
Operating expenses					-
General and administrative expenses	347,983	405,183	190,909	317,545	14,261,900
Goodwill impairment loss	-	-	-	-	5,408,584
Write-off inventory and bus licenses	-	-	-	-	3,322,712
Research and development costs	-	208	-	208	8,850,928
Total operating expenses	347,983	405,391	190,909	317,753	31,844,124
Loss from operations	(305,576)	(405,391)	(181,541)	(317,753)	(32,017,173)
Other income (expense)					-
Interest income	62,870	48,587	17,703	24,361	215,062
Other income /expense - net	358	44	-	(60)	1,000,986
Transaction exchange gain (loss)	71,624	-	(14,258)		953,267
Gain (Loss) on asset disposal	-	-	-		1,172
Gain on debt settlement			-		156,018
Gain on disposal of subsidiary	-	-	-		4,093,455
Interest expense	-	-	-		(712,302)
	$134,852	$48,631	$3,445	$24,301	$5,707,658
Loss before income taxes and minority interest	(170,724)	(356,760)	(178,096)	(293,452)	(26,309,515)
Provision for income taxes	-	-	-		-
Loss before minority interest	(170,724)	(356,760)	(178,096)	(293,452)	(26,309,515)
Minority interest	(10,509)	-	(6,310)	-	(78,885)
Net loss	$(160,215)	$(356,760)	$(171,786)	$(293,452)	$(26,230,630)
Foreign currency translation adjustment	201,749	(35,237)	(39,968)	(43,081)
Comprehensive income (loss)	$41,534	$(391,997)	$(211,754)	$(336,533)	-
Basic and diluted net loss per share	$(0.00)	$(0.05)	$(0.00)	$(0.04)
Weighted average number	77,655,854	7,425,493	77,655,854	7,425,493
of shares outstanding-basic and diluted

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
			Period from June 4,1997
	Six months ended June 30		(inception) to
	2008	2007	June 30, 2008
Cash flows from operating activities:
Net loss	$(160,215)	$(356,760)	$(26,230,630)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation and amortization	21,421	34,915	1,056,311
Impairment loss on amortization	-	-	1,026,453
Minority interest	(10,662)	-	231,447
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-	-	(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating liabilities and assets:
Trade receivables	(5,207)	-	(5,207)
Other receivable	(17,348)	39,502	3,521,775
Interest income receivable	(64,619)	36,499	(64,619)
Payment in advance	86,791	-	86,791
Prepaid expenses and deposits	23,928	-	604,354
Inventory	(69,253)	-	(1,029,415)
Other payables	(365,803)	-	(365,803)
Accounts payable and accrued liabilities	17,739	239,875	(3,458,019)
Net cash used in operations	(543,228)	(5,969)	(10,470,193)

Cash flows from investing activities:
Interest income receivables	-	-	(38,332)
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(29,803,768)
Redemption (purchase) of short term investment	373,664	-	(570,382)
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	(2,653)	-	(556,281)
Purchases of construction in progress	(83,013)	-	(170,143)
Sales of property and equipment	-	-	697,502
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	287,997	-	(31,606,263)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Advance from stockholders	382,387	47,818	432,584
Payments to stockholders payable	-	-	(1,634,763)
Proceeds from issuance of stock	-	28,113,294	41,263,139
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds of notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Net cash provided by financing activities	382,387	28,161,112	42,227,707
Effect of foreign exchange rate changes	(92,875)	3,054	(52,422)
Increase(decrease) in cash and cash equivalents	34,282	28,158,197	98,829
Cash and cash equivalents, beginning of period	64,547	39,622	(0)
Cash and cash equivalents, end of period	$98,829	$28,197,819	$98,829

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$712,302
Cash paid for income taxes	$-	$-	$-

Major transaction not affecting cash
Acquisition of subsidiary for 62,250,000 shares of common
stock and assignment of related party receivable of
$30,000,000

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Unaudited)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American ("US GAAP") for financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. According, they do not include all of the information and footnotes required by US GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of China LongYi Group International Holdings Limited and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended June 30, 2008.

1.

BUSINESS DESCRIPTION AND ORGANIZATION

The consolidated financial statements of China Longyi Group International Holdings Limited (the "Company" or "China Longyi") include the accounts of China Longyi and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Unaudited)

The Company had incurred losses since inception and had little working capital until June 29, 2007. However, the substantial doubt about its ability to continue as a going concern, which contemplated the realization of assets and the payment of liabilities in the ordinary course of business, was alleviated on July 27, 2007, when management obtained $28,113,294 in funding through the issuance of additional stock to one of the Company’s shareholders. On November 12, 2007, we completed an acquisition transaction with Top Time whereby we paid Daykeen, Top Time’s sole shareholder, a total consideration of $54.9 million, in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. The equity portion of the purchase price amounts to a total of 62,250,000 post reverse split shares of our common stock.

On July 27, 2007, the Company instructed prior Transfer Agent to issue the 2,500,000 post reverse split shares of common stock to deliverable Qiang Long in the name of Jolly Concept Management Limited, in accordance with Qiang Long’s instructions. On December 14, 2007, Company instructed present Transfer Agent to issue the replacement certificate showing the new name of the company and the correct number of shares, post reverse-split, and the remaining 4,349,307 shares of common stock issuable to Qiang Long, to Jolly Concept Management Limited and to Zhang, Lifang. The company also agreed to issue 1,131,026 shares of common stock post-reverse-split to Luck Pond Enterprises Limited or its designee, for its services as finder in connection with the Qiang Long investment. On December 14, 2007, company instructed present Transfer Agent to issue the total amount of 62,250,000 shares of the Company’s common stock, post-reverse-split, issuable to Daykeen, to Daykeen Investment Limited.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements for all periods presented include the financial statements of China Longyi Group International Holdings Limited, and its subsidiaries Top Team Holdings Limited, Full Ample Group Limited (Daykeen Group, BVI), Top Time International Limited (HK), Beijing Longyi Biology Technology Co. Ltd, and Chongqing JiuZhou Dismutase Biology Technology Co. Ltd. The consolidated financial statements have been prepared in accordance with US GAAP. All significant intercompany accounts and transactions have been eliminated.

The Company has determined the People’s Republic of China Chinese Yuan Renminbi ("RMB") to be its functional currency. The accompanying consolidated financial statements are presented in United States (US) dollars. The consolidated financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

ADVERTISING COSTS

All costs associated with advertising are expenses in the period incurred. The company had advertising expense $1,448 for the six months ended June 30, 2008, and $406,181 for the period from June 4, 1997 (inception) to June 30, 2008.

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the six months ended June 30, 2008 were $0 and a cumulative amount of $8,850,928 for the period from June 4, 1997 (inception) to June 30, 2008.

EARNING (LOSS) PER SHARE

Basic earning (loss) per common share ("LPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earning per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

There were no stock options and potentially dilutive securities outstanding at June 30, 2008.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with SFAS 123(R), "Share-Based Payment." Under SFAS 123(R) the Company is required to recognize share-based compensation expense at fair valued. The Company had no such compensation expense for the six months ended June 30, 2008.

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

3.

INVESTMENT

The Company has a one year deposit certificate with a financial institution in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the six months ended June 30, 2008 was $1,212,550 and was recorded on the balance sheet as a short term investment.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking statements" relating to the business of China Longyi Group International Holdings Limited and its subsidiary companies. The forward-looking statements include, among others, statements concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on assumptions and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Risks and uncertainties include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any of the factors mentioned in the "Risk Factors" section of the Company’s annual report on Form 10-KSB filed on April 15, 2008. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

  "China Longyi," "we," "us," "our," or the "Company" are references to the combined business of China Longyi Group International Holdings Limited (formerly known as Minghua Group International Holdings Limited) and its wholly- and partially-owned subsidiaries: Minghua Acquisition Corp., a Delaware corporation; Top Team Holdings Limited, a British Virgin Islands company; and Top Time International Limited, or Top Time, a Hong Kong company, and Top Time's 90% majority owned PRC subsidiary, Beijing Longyi Biology Technology Co. Ltd., or Beijing SOD, and its 81% majority owned PRC subsidiary, Chongqing JiuZhou Dismutase Biology Technology Co., Ltd., or Chongqing SOD; "China" and "PRC" are references to the People’s Republic of China;

  "RMB" refers to Renminbi, the legal currency of China;

  "U.S. dollar," "$" and "US$" are to the legal currency of the United States; and

  "Securities Act" means the Securities Act of 1933, as amended, and "Exchange Act" means the Securities Exchange Act of 1934, as amended.

Overview of our Business

We are a New York corporation that was formed on February 29, 1996. Prior to November 12, 2007, we had limited operations and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation. On November 12, 2007, we entered into a share purchase agreement with Daykeen Group Limited, a BVI company, pursuant to which we acquired 100% ownership of Top Time and its 90% majority owned subsidiary Beijing SOD, and Beijing SOD’s 81% majority owned PRC subsidiary, Chongqing SOD.

As a result of our acquisition of Top Time, our business is now the manufacture and development of superoxide dismutase, or SOD, products in China. Our SOD products have a wide range of applications, especially in foods, medicines and cosmetic products. We plan to market, sell and service our products nationally through a combination of company-owned offices and independent sales agents. Currently we have two sales offices, one located in Chengdu, and the other located in Chongqing, and we plan to establish agents in additional offices across China. We have targeted our approach to meet local market conditions which we believe provides the best possible products for our customers throughout China. In recent years, more and more people are choosing to eat or drink healthier foods and beverages. During fiscal year 2008, we plan to not only produce and sell our SOD wine and beverage products, but also plan to negotiate with local food manufacturing companies in order to become the major supplier of SOD mother solution which will be used as a food additive.

Second Quarter of 2008 Financial Performance Highlights

We continued to experience strong demand for our products during the three months ended June 30, 2008 which resulted in growth in our revenue. The following are some financial highlights for the three months ended June 30, 2008:

  Revenue: Revenue increased $32,589, to $32,589 for the three months ended June 30, 2008, from none in 2007. This resulted from the start up of operations.

  Expense from operations: Expense from operations decreased $126,844, or 40%, to $190,909 for the three months ended June 30, 2008, from $317,753 for the same period in 2007.

  Net loss: Net loss decreased $121,666, or 41%, to $171,786 for the three months ended June 30, 2008, from $293,452 for the same period in 2007.

  Fully diluted net income per share: Fully diluted net loss per share was $0.00 for the three months ended June 30, 2008, as compared to $0.04 for the same period in 2007.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the second quarter of 2008.

  British Virgin Islands: Our wholly owned subsidiary Top Team Holdings Limited was incorporated in the British Virgin Island and, under the current laws of the BVI, is not subject to income taxes.

  China: Before the implementation of the enterprise income tax ("EIT") law (as discussed below), Foreign Invested Enterprises ("FIEs") established in the PRC were generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law ("EIT Law"), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law ("Implementing Rules") which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

  Despite these pending changes, the EIT Law gives the FIEs established before March 16, 2007 ("Old FIEs"), such as our subsidiaries Beijing SOD and Chongqing SOD, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the "two-year exemption and three-year half reduction" or "five-year exemption and five-year half-reduction" under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

  In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to a EIT of 25.0% on its global income. The Implementing Rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

Results of Operations

For the Three Months Ended June 30, 2008 Compared to the Three Months ended June 30, 2007 (Unaudited)

The following table summarizes the results of our operations during the fiscal quarter ended June 30, 2008 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2008 to the same period of 2007.

	Three Months Ended
	June 30,		Increase	% Increase
Item	2008	2007	(Decrease)	(% Decrease)
Revenue	$32,589	$-	$32,589	-
Cost of Revenue	23,221	-	23,221	-
Gross Margin	9,368	-	9,368	-
Gross Margin as a percentage of	29%	-	29%	-
Operating Expenses	190,909	317,753	(126,844)	(40%)
Other Income	3,445	24,301	(20,856)	(86%)
Provision for Taxes	-	-	-	-
Net loss before minority interests	$178,096	$293,452	$(115,356)	(39%)

Revenues. Our revenues are derived primarily from sales of our SOD products. We had no revenues from operation during the three months ended June 30, 2007. During the three months ended June 30, 2008, we had revenues of $32,589 from sales of our SOD products.

Cost of Revenues. For the three months ended June 30, 2008, our cost of revenues was $23,221. We had no cost of revenues during the three months ended June 30, 2007 because we did not have revenues from operation. The cost of revenue for the second quarter of 2008 was from sales of our SOD products. As a percentage of revenues, our cost of revenues was 71% for the three months ended June 30, 2008.

Gross Margin. For the three months ended June 30, 2008, our gross margin was $9,368. We had no gross margin during the three months ended June 30, 2007. Gross margin as a percentage of revenues was 29% for the three months ended June 30, 2008.

Operating Expenses. Our total operating expenses for the three months ended June 30, 2008 decreased $126,844, or 40%, to $190,909, from $317,753 for the same period in 2007. Our total expenses decreased to $187,464 for the three months ended June 30, 2008 from $293,452 for the same period in 2007. This reduction was because the company disposed of three subsidiaries in 2007, while the company did not disburse such operating expenses for the three months ended in June 30, 2008.

Other Income. Other income was $3,445 during the three months ended June 30, 2008, a decrease of $20,856 from $24,301 during the same period in 2007. This is primarily attributable to a transaction exchange loss of $14,528, which occurred because the HK$ has decreased in value relative to the RMB.

Net Loss. As a result of the higher sale prices for our products, an increase in gross margin and more foreign exchange rates, net loss decreased by $121,666, or 41%, to $171,786 for the three months ended June 30, 2008, from $293,452 for the same period in 2007.

For the Six Months Ended June 30, 2008 Compared to the Six Months ended June 30, 2007 (Unaudited)

The following table summarizes the results of our operations during the six months ended June 30, 2008 and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2008 to the same period of 2007.

	Six Months Ended
	June 30,		Increase	% Increase
Item	2008	2007	(Decrease)	(% Decrease)
Revenue	$116,105	$-	$116,105	-
Cost of Revenue	73,698	-	73,698	-
Gross Margin	42,407	-	42,407	-
Gross Margin as a percentage of	37%	-	-	-
Operating Expenses	347,983	405,391	(57,408)	14%
Other Income	134,852	48,631	86,211	177%
Provision for Taxes	-	-	-	-
Net Loss before minority interests	$170,724	$356,760	$(186,036)	(52%)

Revenues. Our revenues are derived primarily from sales of our SOD products. We had no revenues from operation during the six months ended June 30, 2007. During the six months ended June 30, 2008, we had revenues of $116,105 from sales of our SOD products.

Cost of Revenues. For the six months ended June 30, 2008, our cost of revenues was $73,698. We had no cost of revenues for the six months ended June 30, 2007 because we did not have any revenues from operation. As a percentage of revenues, our cost of revenues was 63% for the six months ended June 30, 2008. The cost of revenue for the six months ended June 30, 2008 was resulted from sales of our SOD products.

Gross Margin. For the six months ended June 30, 2008, our gross margin was $42,407. We had no gross margin for the six months ended June 30, 2007 because we did not have revenues from operation. Gross margin as a percentage of revenues was 37% for the six months ended June 30, 2008.

Operating Expenses. Our total operating expenses for the six months ended June 30, 2008 decreased $57,408, from $405,391 for the same period in 2007, to $347,983. This reduction was because the company disposed of three subsidiaries in 2007, while the company did not disburse such operating expenses for the six months ended in June 30, 2008.

Other income. Other income was $134,852 during the six months ended June 30, 2008 an increase of $86,221 from the $48,631 during the same period in 2007. This primarily arose from a transaction exchange gain of $71,624 in 2008, and this gain arises because the RMB has increased in value relative to the US$.

Net Loss. As a result of the higher sale prices for our products, an increase in gross margin and more foreign exchange rates, net loss decreased by $196,545, or 55%, to $160,215 for the six months ended June 30, 2008, from $356,760 for the same period in 2007.

Liquidity and Capital Resources

We had $98,829 in cash and cash equivalents as of June 30, 2008, and a one year cash investment of $1,212,550. As of such date, we also had total current assets of $3,846,820 and total assets of $4,559,322. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $622,465. Our stockholders’ equity as of June 30, 2008 was $3,705,257. Since inception, we have accumulated a net loss of $26,230,630.

The following table summarizes the statements of cash flows from the financial statements for the six months ended June 30, 2008 compared to the six months ended June 30, 2007:

	Six months Ended June 30,
	2008	2007
Net Cash Used In Operating Activities	$(543,228)	$(5,969)
Net Cash Provided By Investing Activities	287,997	none
Net Cash Provided By Financing Activities	382,387	28,161,112
Net decrease in Cash and Cash Equivalents	34,282	28,158,197
Cash and Cash Equivalents - Beginning of Period	64,547	39,622
Cash and Cash Equivalents – End of Period	98,829	28,197,819

Operating Activities

Net cash used in operating activities was approximately $543,228 for the six-month period ended June 30, 2008, which is an increase of $537,259 from $5,969 of net cash used in the operating activities for the same period of 2007. The increase of the cash provided by operating activities was mainly attributed to a decrease of $365,803 in other payable.

Investing Activities

Net cash provided by investing activities for the six-month period ended June 30, 2008 was $287,997. We did not have net cash provided or used by investing activities for the same period of 2007. Our main uses of cash for investing activities went to make a short term investment, and there was a decrease of $373,664 in short term investment for the six month period ended June 30, 2008.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2008 was approximately $382,387, which is a decrease of $27,778,725 from approximately $28,161,112 net cash used in financing activities during the same period of 2007. This decrease of the cash provided by financing activities was mainly attributed to $28,113,294 proceed from issuance of stock for the six-month period ended June 30, 2008, and we did not have such financing activity during the same period of 2008.

The company did not have any bank loans as of June 30, 2008.

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Jie Chen, our Chief Executive Officer, and Xinmin Pan, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of June 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended June 30, 2008 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the second fiscal quarter of 2008.

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

DATED: August 14, 2008	CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

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