Form 10-Q
period 2008-09-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2008-11-14
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-30183

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

(Exact Name of Registrant as Specified in Its Charter)

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

          The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2008 are as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.01 par value	77,655,854

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED) September 30,	(AUDITED) December 31,

	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$19,285	$64,547
Account receivable	5,238	–
Inventories	571,411	459,801
Other receivables	1,831,318	1,688,967
Interest receivable	121,658	38,332
Short term investment	1,219,806	1,489,472
Deposits and prepayments	46,390	121,258

Total current assets	3,815,106	3,862,377

Due from shareholders	75,622	429,653
Property, plant and equipment (net)	630,317	538,131

	$4,521,045	$4,830,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$166,850	$70,701
Accrued liabilities	106,060	162,917
Other payables	235,299	570,907
Due to directors	150,981	119,804

Total current liabilities	659,190	924,329

Minority interest	221,751	242,109

Stockholders’ equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,854 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,886,573	28,877,540
Deficit accumulated during the development stage	(26,296,366)	(26,070,415)
Accumulated other comprehensive income	273,339	80,040

Total stockholders’ equity	3,640,104	3,663,723

	$4,521,045	$4,830,161

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

					Period from June 4,1997 (inception) to September 30, 2008
	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Revenues
Sales	$21,151	$-	$138,469	$-	$623,134
Cost of sales	18,103	-	92,306	-	792,427

Gross margin	3,048	-	46,163	-	(169,293)

Operating expenses	-
General and administrative expenses	127,127	149,016	476,890	554,199	14,390,807
Goodwill impairment loss	-	-	-	-	5,408,584
Write-off inventory and bus licenses	-	-	-	-	3,322,712
Research and development costs	-	-	-	208	8,850,928

	127,127	149,016	476,890	554,407	31,973,031

Loss from operations	(124,079)	(149,016)	(430,727)	(554,407)	(32,142,324)

Other income (expense)
Interest income	15,396	24,440	78,998	73,027	231,190
Other income (expense)	-	(44)	93	-	1,000,721
Transaction exchange gain	33,703		105,327	-	986,970
Gain on asset disposal	-		-	-	1,172
Gain on debt settlement	-				156,018
Gain on disposal subsidiary	-		-	-	4,093,455
Interest expense	-		-	-	(712,302)

	49,099	24,396	184,418	73,027	5,757,224
Loss before income tax expense and minority interest	(74,980)	(124,620)	(246,309)	(481,380)	(26,385,100)
Income tax expense	-	-	-	-	-

Loss before minority interest	(74,980)	(124,620)	(246,309)	(481,380)	(26,385,100)
Minority interest	9,794	-	20,357	-	88,733

Net loss	$(65,186)	$(124,620)	$(225,952)	$(481,380)	$(26,296,367)

Foreign currency translation adjustment	(8,450)	(22,372)	193,299	(57,609)

Comprehensive loss	$(73,636)	$(146,992)	$(32,653)	$(538,989)	-

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.06)

Weighted average number of shares outstanding-basic and diluted	77,655,845	7,425,493	77,655,845	7,425,493

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period from June 4, 1997 (inception) to September 30, 2008
	Nine months ended September 30
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(225,952)	$(481,380)	$(26,296,367)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	31,598	51,775	1,066,488
Impairment loss on amortization	-	-	1,026,453
Minority interest	(20,357)	-	221,752
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-	-	(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Accounts receivable	(5,112)	-	(5,112)
Other receivables	(119,471)	(17,471)	3,419,652
Interest receivable	(78,659)	77,848	(78,659)
Deposits and prepayments	81,513	-	661,939
Inventory	(76,925)	-	(1,037,087)
Other payables	(351,719)	-	(351,719)
Due to directors	30,759		30,759
Accounts payable and accrued liabilities	29,685	245,676	(3,446,073)

Net cash used in operating activities	(704,640)	(123,552)	(10,631,605)

Cash flows from investing activities:
Interest receivables	-	-	(38,332)
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(29,803,768)
Redemption (purchase) of short term investment	366,882	-	(577,164)
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	(2,605)	-	(556,233)
Purchases of construction in progress	(81,507)	-	(168,637)
Sales of property and equipment	-	-	697,502
Deposit on subsidiary	-	-	(10,922)

Net cash provided by (used in) investing activities	282,770	-	(31,611,490)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Advance from stockholders payable	375,447	28,256	425,644
Payments to stockholders payable	-	-	(1,634,763)
Proceeds from issuance of stock	-	28,113,294	41,263,139
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds from notes payable	-	-	649,492
Payments of notes payable	-	-	(612,582)

Net cash provided by financing activities	375,447	28,141,550	42,220,766
Effect of foreign exchange rate changes	1,161	67,739	41,613

Increase(decrease) in cash and cash equivalents	(45,262)	28,085,737	19,285
Cash and cash equivalents, beginning of period	64,547	39,622	(0)

Cash and cash equivalents, end of period	$19,285	$28,125,359	$19,285

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-

Cash paid for income taxes	-	-	-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Unaudited)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements of China Longyi Group International Holdings Limited (the “Company” or “China Longyi”) include the accounts of China Longyi and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

1.	BUSINESS DESCRIPTION AND ORGANIZATION

BUSINESS

The Company was incorporated under the laws of the state of New York and amended their certificate of incorporation on October 16, 2007 and changed their name from Minghua Group International Holdings Limited to China Longyi Group International Holdings Limited and at the same time, implemented a 1-for-20 reverse stock split of issued and outstanding shares of our common stock which reduced the number of our issued and outstanding share from 198,509,866 to 9,925,493, which 4,349,307 previously subscribed shares were issued. These financial statements have been adjusted retrospectively to show all stock transactions using post-split amounts.

On November 12, 2007, the Company entered into a share purchase agreement, or the Share Purchase Agreement, with Daykeen Group Limited (“Daykeen”), a BVI company, or Daykeen, pursuant to which it acquired 100% ownership of Top Time International Limited (“Top Time”), a Hong Kong company. Daykeen is the sole shareholder of Top Time. Top Time owns 90% equity interest of Beijing Longyi Biology Technology Co. Ltd. (“Beijing SOD”), which is a holding company that owns 90.05% equity interest of Chongqing JiuZhou Dismutase Biology Technology Co. Ltd (“Chongqing SOD”), a corporation incorporated in China. Chongqing SOD is a manufacturer of superoxide dismutase, or SOD products. As a result of this acquisition transaction, Top Time became our wholly owned subsidiary and Daykeen became our controlling stockholder upon our issuance to Daykeen of the equity portion of the purchase price in accordance with the Share Purchase Agreement. Top Time was incorporated in Hong Kong in December 2006 and currently has two subsidiaries: Beijing SOD and Chongqing SOD. Beijing SOD is 90% owned by Top Time and was incorporated in China in March 2005. Chongqing SOD was incorporated in China in March 2007 and is 90.05% owned by Beijing SOD.

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

CAPITAL RESOURCES AND BUSINESS RISKS

The Company remains in the development stage and all future business operations are subject to all of the risks inherent in the establishment of a new business enterprise. The Company has no proven revenue stream from the sales of its products. Additional capital resources through current and future offerings of securities will be needed in order to accomplish the Company’s present marketing, development and manufacturing plans. The manufacturing facility and other operations in China, as well as the business financial conditions and results of operations are, to a significant degree, subject to economic, political and social events in China.

The Company had incurred losses since inception and had little working capital until June 29, 2007. However, the substantial doubt about its ability to continue as a going concern, which contemplated the realization of assets and the payment of liabilities in the ordinary course of business, was alleviated on July 27, 2007, when management obtained $28,113,294 in funding through the issuance of additional stock to one of the Company’s shareholders. On November 12, 2007, the Company completed an acquisition transaction with Top Time whereby it paid Daykeen, Top Time’s sole shareholder, a total consideration of $54.9 million, in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. The equity portion of the purchase price amounts to a total of 62,250,000 post reverse split shares of the Company’s common stock.

On July 27, 2007, the Company instructed the prior Transfer Agent to issue the 2,500,000 post reverse split shares of common stock deliverable to Qiang Long in the name of Jolly Concept Management Limited, in accordance with Qiang Long’s instructions. On December 14, 2007, the Company instructed present Transfer Agent to issue the replacement certificate showing the new name of the company and the correct number of shares, post reverse-split, and the remaining 4,349,307 shares of common stock issuable to Qiang Long, to Jolly Concept Management Limited and to Zhang, Lifang. The Company also agreed to issue 1,131,026 shares of common stock post-reverse-split to Luck Pond Enterprises Limited or its designee, for its services as finder in connection with the Qiang Long investment. On December 14, 2007, the Company instructed present Transfer Agent to issue the total amount of 62,250,000 shares of the Company’s common stock, post-reverse-split, issuable to Daykeen, to Daykeen Investment Limited.

RESTRICTIONS ON TRANSFER OF ASSET OUT OF CHINA

Dividend payments by the Company’s operating subsidiaries are limited by certain statutory regulations in China. No dividends may be paid by these subsidiaries without first receiving prior approval from the State Administration of Foreign Exchange. Dividend payments are restricted to 85% of profits, after tax. Repayments of loans or advances from subsidiaries to China Longyi, unless certain conditions are met, will be restricted by the Chinese government.

CONTROL BY PRINCIPAL STOCKHOLDERS

The directors, executive officers, affiliates and related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, if they voted their shares uniformly, directors, executive officers and affiliates would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of China Longyi and the dissolution, merger or sale of the Company’s assets.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements for all periods presented include the financial statements of China Longyi Group International Holdings Limited, and its subsidiaries Top Team Holdings Limited, Full Ample Group Limited (Daykeen Group, BVI), Top Time International Limited (HK), Beijing SOD, and Chongqing SOD. The consolidated financial statements have been prepared in accordance with US GAAP. All significant intercompany accounts and transactions have been eliminated.

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

MINORITY INTEREST IN SUBSIDIARIES

The Company owns 90% of the equity interests in Beijing SOD, and the remaining 10% is owned by Miss Ran Wang. Therefore, the Company records minority interest expense to allocate 10% of the loss of the Beijing SOD to Miss Ran Wang, its minority shareholder.

The Company owns 81% of the equity interest in Chongqing SOD 9% is owned by Miss Ran Wang, and the remaining 10% by Mr. Guoqing Tan. Therefore, the Company records minority interest charge in the statement of operations to allocate 19% of the results of operations of Chongqing SOD to its minority shareholders.

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

ADVERTISING COSTS

All costs associated with advertising are expensed in the period incurred. The Company had advertising expense $1,463 for the nine months ended September 30, 2008, and $406,196 for the period from June 4, 1997 (inception) to September30, 2008.

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

RESEARCH AND DEVELOPMENT COSTS

The Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the nine months ended September 30, 2008 were $0 and a cumulative amount of $8,850,928 for the period from June 4, 1997 (inception) to September 30, 2008.

EARNING (LOSS) PER SHARE

Basic earning (loss) per common share (“LPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earning per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

There were no stock options and potentially dilutive securities outstanding at September 30, 2008.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with SFAS 123(R), “Share-Based Payment.” Under SFAS 123(R) the Company is required to recognize share-based compensation expense at fair valued. The Company had no such compensation expense for the nine months ended September 30, 2008.

COMPREHENSIVE INCOME (LOSS)

The accompanying financial statements are presented in U.S. dollars. The functional currency is the RMB. The financial statements are translated into U.S. dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Currency translation adjustments are presented as other comprehensive income.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

3.	INVESTMENT

The Company has a one year certificate of deposit with a financial institution in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the nine months ended September 30, 2008 was $1,219,806 and was recorded on the balance sheet as a short term investment.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Unaudited)

7.	OTHER RECEIVABLE

At September 30, 2008 (unaudited) and December 31, 2007, amount other receivables consist of:

	September 30 2008	December 31 2007

Guangzhou City View	1,628,184	1,623,582
China Cardinal Limited	6,414	6,396
Institute of Sino-US	6,389	6,371
Ming Hua Environmental Protection Science & Technlolgy Ltd	6,010	5,993
Skypro Limited	5,918	5,901
Trinity Creation International Limited	5,739	5,723
Chinese Dragon Heritage Investment Management Limited	5,515	5,500
Honwealth International Group Limited	3,880	3,869
Others	163,269	25,632

	$1,831,318	$1,688,967

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Use of Certain Defined Terms
Except as otherwise indicated by the context, references in this report to:

•

“China Longyi,” “we,” “us,” “our,” or the “Company” are references to the combined business of China Longyi Group International Holdings Limited (formerly known as Minghua Group International Holdings Limited) and its wholly- and partially-owned subsidiaries: Minghua Acquisition Corp., a Delaware corporation; Top Team Holdings Limited, a British Virgin Islands company; and Top Time International Limited, or Top Time, a Hong Kong company, and Top Time’s 90% majority owned PRC subsidiary, Beijing Longyi Biology Technology Co. Ltd., or Beijing SOD, and its 81% majority owned PRC subsidiary, Chongqing JiuZhou Dismutase Biology Technology Co., Ltd., or Chongqing SOD; “China” and “PRC” are references to the People’s Republic of China;

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

As a result of our acquisition of Top Time, our business is now manufacturing, developing and marketing superoxide dismutase, or SOD, products in China. Superoxide Dismutase is an antioxidant enzyme that catalyzes the reduction of superoxide and plays a critical role in the defense of cells against the toxic effect of oxygen radicals. Our SOD products have a wide range of applications, especially as additive to foods, medicines and cosmetic products. In recent years, more and more people are choosing to eat or drink healthier foods and beverages, which are supplemented with our SOD products as an additive. We plan to market, sell and service our products nationally through a combination of company-owned offices and independent sales agents. Currently we have two sales offices, one located in Chengdu, and the other located in Chongqing, and we plan to establish agents in additional offices across China. We have targeted our approach to meet local market conditions which we believe provides the best possible products for our customers throughout China. During the last quarter of fiscal year 2008, in addition to manufacturing and selling our SOD wine and beverage products, we plan to negotiate with local food manufacturing companies in order to become the major supplier of SOD mother solution which will be used as a food additive.

Third Quarter of 2008 Financial Performance Highlights

The following are some financial highlights for the three months ended September 30, 2008:

	•	Revenue: Revenue increased $21,151, to $21,151 for the three months ended September 30, 2008, from none in 2007. This resulted from sales of SOD products.

	•	Expense from operations: Expense from operations decreased $21,889, or 14.69%, to $127,127 for the three months ended September 30, 2008, from $149,016 for the same period in 2007.

	•	Net loss: Net loss decreased $59,434, or 47.69%, to $65,186 for the three months ended September 30, 2008, from $124,620 for the same period in 2007.

	•	Fully diluted net income per share: Fully diluted net loss per share was $0.00 for the three months ended September 30, 2008, as compared to $0.01 for the same period in 2007.

Provision for Income Taxes

•

United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the third quarter of 2008.

•

British Virgin Islands: Our wholly owned subsidiary Top Team Holdings Limited was incorporated in the British Virgin Islands, or the BVI, and, under the current laws of the BVI, is not subject to income taxes.

•

China: Before the implementation of the enterprise income tax, or EIT, Foreign Invested Enterprises or FIEs, established in the PRC were generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

•

Despite these changes, the EIT Law gives the FIEs established before March 16, 2007, or Old FIEs, such as our subsidiary Beijing SOD, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to a EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months ended September 30, 2007 (Unaudited)

The following table summarizes the results of our operations during the fiscal quarter ended September 30, 2008 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2007 to the same period of 2008.

	Three Months Ended September 30,
			Increase (Decrease)	% Increase (% Decrease)
Item	2008	2007

Revenue	$21,151	$-	$21,151	-
Cost of Revenue	18,103	-	18,103	-
Gross Margin	3,048	-	3,048	-
Gross Margin as a percentage of revenue	14.41%	-	14.41%	-
Operating Expenses	127,127	149,016	(21,889)	(14.69%)
Other Income	49,099	24,396	24,703	101.26%
Provision for Taxes	-	-	-	-
Net loss before minority interests	$74,980	$124,620	$(49,640)	(39.83%)

Revenues. Our revenues are derived primarily from sales of our SOD products. We had no revenues from operations during the three months ended September 30, 2007. During the three months ended September 30, 2008, we had revenues of $21,151 from sales of our SOD products.

Cost of Revenues. For the three months ended September 30, 2008, our cost of revenues was $18,103. We had no cost of revenues during the three months ended September 30, 2007 because we did not have revenues from operations. The cost of revenue for the third quarter of 2008 was attributable to the sales of our SOD products. As a percentage of revenues, our cost of revenues was 85.59% for the three months ended September 30, 2008

Gross Margin. For the three months ended September 30, 2008, our gross margin was $3,048. We had no gross margin during the three months ended September 30, 2007 because we did not have revenues from operations. Gross margin as a percentage of revenues was 14.41%for the three months ended September 30, 2008.

Operating Expenses. Our operating expenses, including general and administrative expenses, decreased $21,889 to $127,127 for the three months ended September 30, 2008, or 14.69%, , from $149,106for the same period in 2007. This reduction was because the company disposed of three subsidiaries in 2007, as a result we did not incur such operating expenses of these three subsidiaries for the three months ended in September 30, 2008 that we did for the same period in 2007.

Other Income. Other income was $49,099 during the three months ended September 30, 2008, an increase of $24,703 from the $24,369 during a same period in 2007. Such increase primarily arose from a transaction exchange gain of $33,703 as a result of the appreciation of RMB against the HK$.

Net Loss. As a result of the higher sale prices for our products, an increase in gross margin and more favorable foreign exchange rates, net loss decreased by $59,434, or 47.69%, to $65,186 for the three months ended September 30, 2008, from $124,620 for the same period in 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months ended September 30, 2007 (Unaudited)

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2007 to the same period of 2008.

	Nine Months Ended September 30,
			Increase	% Increase
Item	2008	2007	(Decrease)	(% Decrease)

Revenue	$138,469	$-	$138,469	-
Cost of Revenue	92,306	-	92,306	-
Gross Margin	46,163	-	46,163	-
Gross Margin as a percentage of revenue	33.34%	-	33.34%	-
Operating Expenses	476,890	554,407	(77,517)	(13.98%)
Other Income	184,418	73,027	111,391	152.53%
Provision for Taxes	-	-	-	-
Net Loss before minority interests	$246,309	$481,380	$(235,071)	(48.83%)

Revenues. Our revenues are derived primarily from sales of our SOD products. We had no revenues from operation during the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we had revenues of $138,469 from sales of our SOD products.

Cost of Revenues. For the nine months ended September 30, 2008, our cost of revenues was $92,306. We had no cost of revenues for the nine months ended September 30, 2007 because we did not have any active business operations. As a percentage of revenues, our cost of revenues was 66.66% for the nine months ended September 30, 2008. The cost of revenue for the nine months ended September 30, 2008 was attributable to the sales of our SOD products.

Gross Margin. For the nine months ended September 30, 2008, our gross margin was $46,163.We had no gross margin for the nine months ended September 30, 2007 because we did not have revenues from operation. Gross margin as a percentage of revenues was 33.34% for the nine months ended September 30, 2008.

Operating Expenses. Our operating expenses, including general and administrative expenses, decreased $77,517, to $476,890 for the nine months ended September 30, 2008, from $554,407 for the same period in 2007. This reduction was because the company disposed of three subsidiaries in 2007, as a result we did not incur such operating expenses of these three subsidiaries for the nine months ended in September 30, 2008 that we did for the same period in 2007.

Other income. Other income was $184,418 during the nine months ended September 30, 2008, an increase of $111,391 from the $73,027 during a same period in 2007. Such increase primarily arose from a transaction exchange gain of $105,327 as a result of the appreciation of RMB against the HK$.

Net Loss. As a result of the higher sale prices for our products, an increase in gross margin and more favorable foreign exchange rates, net loss decreased by $235,071, or 48.83%, to $246,309 for the nine months ended September 30, 2008, from $481,380 for the same period in 2007.

Liquidity and Capital Resources

We had $19,285 in cash and cash equivalents as of September 30, 2008, and a one year cash investment of $1,219,806. As of such date, we also had total current assets of $3,815,106 and total assets of $4,521,045. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $659,190. Our stockholders’ equity as of September 30, 2008 was $3,640,104. Since inception, we have accumulated a net loss of $26,296,366.

The following table summarizes the statements of cash flows from the financial statements for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007:

	Nine months Ended September 30,

	2008	2007

Net Cash Used In Operating Activities	$704,640	$123,552
Net Cash Provided By Investing Activities	282,770	-
Net Cash Provided By Financing Activities	375,447	28,141,550
Net increase (decrease) in Cash and Cash Equivalents	(45,262)	28,085,737
Cash and Cash Equivalents - Beginning of Period	64,547	39,622
Cash and Cash Equivalents – End of Period	19,285	28,125,359

Operating Activities

Net cash used in operating activities was $704,640 for the nine-month period ended September 30, 2008, which is an increase of $581,088 from $123,552 of net cash used in the operating activities for the same period of 2007. The increase of the cash used in operating activities was mainly attributed to a decrease of $351,719 in other payable.

Investing Activities

Net cash provided by investing activities for the nine-month period ended September 30, 2008 was $282,770. We did not have net cash provided by or used in investing activities for the same period of 2007 as we did not have operations during that period. Our main use of cash for investing activities was to make a short term investment by holding a one-year certificate of deposit with a financial institution in the PRC.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2008 was $375,447, which is a decrease of $27,766,103 from $28,141,550 net cash provided by financing activities during the same period of 2007. This decrease of the cash provided by financing activities was mainly attributed to $28,113,294 of proceeds from the issuance of the Company’s common stock during the nine-month period ended September 30, 2007, and we did not have such financing activity during the same period of 2008.

The Company did not have any bank loans as of September 30, 2008.

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

Critical Accounting Policies

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and marketing in the PRC. Changing political climates in the PRC could have a significant effect on the Company’s business.

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

Restrictions on Transfer of Assets Out of the PRC

Dividend payments by Beijing SOD are limited by certain statutory regulations in the PRC. No dividends may be paid by Beijing SOD without first receiving prior approval from the State Administration of Foreign Exchange. Dividend payments are restricted to 90% of profits, after tax.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, our management, including Ms. Jie Chen, our Chief Executive Officer, and Mr. Xinmin Pan, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of September 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended September 30, 2008 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the third fiscal quarter of 2008.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

DATED: November 14, 2008
By: /s/ Jie Chen

Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: November 14, 2008
By: /s/ Xinmin Pan

Xinmin Pan
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.