Form 10-K
period 2008-12-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2009-04-14
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-30183

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

New York	13-3874771
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

8/F East Area
Century Golden Resources Business Center
69 Banjing Road
Haidian District
Beijing, People’s Republic of China, 100089
(Address of principal executive office and zip code)

86-10-884-52568
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐        No ☒

As of June 30, 2008, there were 77,655,862 shares of the Registrant’s common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant’s common stock (based upon the average bid and asked price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $2.22 million. Shares of the Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 14, 2009, there were 77,655,862 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

FORM 10-K
For the Fiscal Year Ended December 31, 2008

SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” relating to the business of China Longyi Group International Holdings Limited and its subsidiary companies. The forward-looking statements include, among others, statements concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on assumptions and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Risks and uncertainties include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any of the factors mentioned in the “Risk Factors” section of this annual report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

  “China Longyi,” “we,” “us,” “our,” or the “Company” are references to the combined business of China Longyi Group International Holdings Limited (formerly known as Minghua Group International Holdings Limited) and/or its consolidated subsidiaries, as the case may be;
  “Top Time” are references to Top Time International Limited, our indirect wholly-owned subsidiary, a Hong Kong company;
  “Beijing SOD” are references to Beijing Longyi Biology Technology Co. Ltd., our indirect, 90% owned subsidiary, a PRC company;
  “Chongqing SOD” are references to Chongqing JiuZhou Dismutase Biology Technology Co., Ltd., our indirect, majority-owned subsidiary, a PRC company;
  “China” and “PRC” are references to the People’s Republic of China;
  “RMB” refers to Renminbi, the legal currency of China;
  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States (for all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.8346 (exchange rate used in the balance sheet) and $1 = RMB 6.9480 (exchange rate used in the statements of operations) for its fiscal year 2008 financial statements, and $1 = RMB 7.6078 for fiscal year 2007 financial statements, which were determined based on the currency conversion rate in effect at the balance sheet date for each respective quarter);
  “Securities Act” means the Securities Act of 1933, as amended; and
  “Exchange Act” means the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

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

History and Corporate Structure

We are a New York corporation that was incorporated on February 29, 1996, as United Network Technologies, Inc. and we changed our name to Panagra International Corporation on October 2, 1998. From our inception until 2001, we were relatively inactive with limited operations. On August 2, 2001 we changed our name to Minghua Group International Holdings Limited and at that time we also increased the authorized common shares of our common stock from 40,000,000 shares to 200,000,000 shares. On October 16, 2007, we effectuated a 1-for-20 reverse stock split of all our issued and outstanding shares of common stock, or the Reverse Split, and changed our name to China Longyi Group International Holdings Limited.

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

Qiang Long Investment

On January 29, 2004, we entered into a subscription agreement with Qiang Long Real Estate Development Co., Ltd., or Qiang Long, a PRC company, pursuant to which, as amended and supplemented from time to time, Qiang Long was obligated to purchase 140,000,000 (pre reverse split) shares of our common stock, par value $0.01 at an aggregate purchase price of US$29,400,000, or $0.21 per share. An amount equaling US$653,795 was paid to us as a performance bond and an additional US$632,911 was paid to us in 2006 in exchange for 3,013,862 (pre reverse split) shares. The balance of US$28,113,294 was to be paid in full by June 30, 2007, for the remaining 136,986,138 (pre reverse split) shares. On June 29, 2007, we consummated our obligations under the contract, pursuant to a letter agreement between the Company and Qiang Long. Pursuant to the letter agreement, we acknowledged our receipt of the final payment in cash from Qiang Long as fulfillment of Qiang Long’s investment obligation, and agreed to issue 50,000,000 (pre reverse split) shares to Qiang Long on or before July 23, 2007, and the remaining 86,986,138 (pre reverse split) shares within fifteen (15) business days following the effective date of an amendment to our Certificate of Incorporation to effect a one-for-twenty reverse split of our outstanding common stock, which will be equal to 4,349,307 shares post-reverse split. Accordingly, on August 2, 2007, 50,000,000 shares were issued to Qiang Long.

As a result of the closing of the investment transaction with Qiang Long, our Chairman, Mr. Changde Li, now beneficially owns and controls 155,000,000 (pre reverse split) shares (7,750,000 shares post-reverse split) or 54.0% of the Company’s issued and outstanding common stock, 15,000,000 (pre reverse split) of which he holds indirectly through Qiang Long, 136,986,137 (pre reverse split) of which he holds indirectly through Qiang Long’s affiliate, Jolly Concept Management Limited, a BVI company, and 3,013,863 (pre reverse split) of which he holds through Qiang Long’s affiliate, Chinese Dragon Heritage Investment Management Limited, a PRC company.

Acquisition of Top Time

From the time when we sold the 6 standard diesel buses in the first quarter of 2005 until November 12, 2007 when we completed the acquisition transaction with Daykeen Group Limited, or Daykeen, discussed herein, we had limited operations and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

On November 12, 2007, we completed an acquisition transaction with Top Time International Limited, a Hong Kong Company, or Top Time, whereby we paid Daykeen, Top Time’s sole shareholder, a total consideration of $54.9 million (RMB 407 million, based on an exchange ratio of $1=RMB 7.414) in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. $30 million of cash was paid to Daykeen by three transactions, Beijing Cardinal, De Qiu Hong, and Mr. Chen Zhiping paid $29 million, $0.4 million, and $0.6 million on behalf of the Company, respectively. As a result, the Company offset the same amounts of balance of the three parties’ current accounts. The equity portion of the purchase price amounts to a total of 62,250,000 (post reverse split) shares of our common stock (based upon $0.02/share, the average of the closing price of the Company’s common stock on the OTCBB for the 365 calendar days prior to May 31, 2007, which was adjusted for our stock split which occurred on October 16, 2007 and resulted an effective purchase price of $0.40 per share). Top Time thereby became our wholly owned subsidiary and Daykeen will become our controlling stockholder upon our issuance to Daykeen of the equity portion of the purchase price in accordance with the Share Purchase Agreement.

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

The following chart reflects our organizational structure as of the date of this report.

Our Industry

The health supplements industry is currently made up of many small- and medium-sized companies that manufacture and distribute products generally intended to, or marketed for the purpose of maintaining, and sometimes improving, the body’s health and general well being. In 2004, sales of health supplements in China reached RMB 34 billion (approximately $4.25 billion) and according to the China Personal Health & Supplemental Industry Survey 2005, the annual growth rate of health supplement consumption in China between 15% and 30%, compared with around 13 % in other developed countries.

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

Research into the functions and applications of SOD in China began in the late 1970’s. Since then, various centers of research in China, including universities, the military and private companies, have researched food, medicinal, and cosmetic applications for SOD. In the 1990’s, SOD foods began to be sold in China, including SOD soy milk, SOD dairy milk, and SOD beer. Due to technical problems with these first-generation SOD food products and limited public knowledge of the health benefits of SOD, many were discontinued. Technical difficulties relating to the commercialization of SOD products in China have included: (1) lack of methods for efficient harvesting of SOD from animal and human blood and plants; (2) problems with the maintenance and stabilization of harvested SOD, the longest shelf life so far being only two years in China; and (3) technical problems in the effectiveness of SOD in products, particularly food and other products to be consumed orally. More recently, however, various SOD food products have reappeared in China, including SOD milk, SOD wine, and SOD vegetables and fruits. We believe that these and other types of SOD products will become extremely popular due in part to innovations in the SOD industry; recognition of SOD technologies as proprietary intellectual property; government policies encouraging healthier food; the higher awareness of consumers in China of the health benefits of consuming products containing SOD; and the growth of the spending power of Chinese citizens.

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

The growing wealth of the Chinese public and its related greater interest in better health and nutrition are also trends in SOD industry’s favor. SOD production and distribution companies have been working hard to develop innovations to best exploit the commercial potential of SOD, including our subsidiary, Chongqing SOD. Since 1993, various types of SOD products have been sold in China, such as Beijing Dabao SOD skin care series, Wuhan Jiutouniao SOD liquid nutrition drink series, Guizhou Laoliafu SOD liquid nutrition drink series, Zhejing SOD beer, SOD toothpaste, SOD soy milk. We believe that the SOD industry in China should expand as Chinese consumers grow more able and willing to purchase SOD products.

Our Products

Currently we are manufacturing one product, which is Jiuzhou SOD plant wine which we market under the name “Jiuzhou Holy Wine.” Our Jiuzhou SOD plant wine is a product developed from the zymolysis of natural wide berries with an alcohol level of 21%. We plan to produce SOD oral liquid and SOD capsules after our Jiuzhou SOD plant wine products enter into the market and generate revenues to us. We also plan to produce and sell SOD medicines and skin care products after we receive manufacturing permits from the State Food and Drug Administration, or SFDA.

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

Intellectual Property

Although none of our products are currently covered by patents, we already prepared all necessary documents and related materials and will register patent for SOD mother solution application skill. Furthermore, we have registered a trademark for our SOD product which we will sell under the name “Jiuzhou Holy Wine.”

In addition, we protect our know how technologies through confidentiality agreements we entered into with our employees in our production department.

Research and Development

We currently operate our research and development department through Beijing SOD. As of December 31, 2008, we have eight research and development staff (six of whom hold Master/PhD degrees). Our research and development department is responsible for developing advanced technologies, developing new SOD products and training. We also plan to establish a “life technology” research academy for where our staff may research and develop SOD’s application as an antioxidant and energy booster.

Expenditures for research and development for the years ended December 31, 2008 and 2007 were $0 and $211 respectively.

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

In addition, we are also subject to PRC’s foreign currency regulations. The PRC government has control over RMB reserves through, among other things, direct regulation of the conversion or RMB into other foreign currencies. Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government.

Employees

As of December 31, 2008, we had a total of 72 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our Company.

Department	Number of Employees
Sales	16
Administration	8
Finance	5
SOD Production Center	35
Research and Development	8
Total	72

Our employees are not represented by a labor organization or covered by a collective bargaining agreement.  We have not experienced any work stoppages.  We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the after-tax profit.  In addition, we are required by the PRC law to cover employees in China with various types of social insurance.  We believe that we are in material compliance with the relevant PRC laws.

We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, which constitute all of the material risks facing us. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this report, including our financial statements and related notes.

RISKS RELATED TO OUR BUSINESS

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

The recent credit crisis and turmoil in the global financial system may have an impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, these economic conditions also impact levels of consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future. Consumer purchases of discretionary items, including our Jiuzhou SOD plant wine, generally decline during recessionary periods and other periods where disposable income is adversely affected. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports on Form 10-K. We are subject to this requirement commencing with our fiscal year ended December 31, 2008 and a report of our management is included under Item 9A(T) of this Annual Report on Form 10-K. In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls. However, this annual report does not include an attestation report because under current law, we will not be subject to these requirements until our annual report for the fiscal year ending December 31, 2009. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent registered public accountants. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accountants with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

Changes in China’s political or economic situation could harm us and our operational results.

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

The success of our SOD products relies in part on the perception of consumers of the relative necessity of SOD, which is largely dependent on Chinese consumers’ financial ability to afford SOD-enriched products. If Chinese consumers’ spending power declines, whether because of the reversal of China’s economic growth or other causes, then our SOD products may become less profitable if companies that use its product to enrich their products stop ordering it.

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

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Our controlling stockholder, Wei Wang, holds a significant percentage of our outstanding voting securities and accordingly may make decisions regarding our daily operations, significant corporate transactions and other matters that other stockholders may believe are not in their best interests.

Ms. Wei Wang, our Director, is the beneficial owner of approximately 80.81% of our outstanding voting securities. As a result, she possesses significant influence over the election of our Board of Directors and significant corporate transactions. Her ownership may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Other stockholders may believe that these future decisions made by Ms. Wang are not in their best interests.

The Board of Directors obtained an independent valuation from Asset Appraisal Limited, a Hong Kong-based asset appraisal company regarding the SOD transaction, which evaluated the financial condition and prospects of Top Time and determined that a purchase price of $54.9 million (RMB 407 million, based on an exchange ratio of $1=RMB 7.414) for Top Time was reasonable. However, the Board of Directors has not obtained a fairness opinion with respect to the equity part of the purchase price of $54.9 million, which amounts to a total of 62,250,000 shares of the Company’s common stock. The share number was calculated based upon $0.02/share, the average of the closing price of the Company’s common stock on the OTCBB, for the 365 calendar days prior to May 31, 2007, which was adjusted for our stock split which occurred on October 16, 2007. As a result, the effective purchase price per share was $0.40. Although such price is greater than the then trading price of our common stock, which was $0.145 per share on November 12, 2007, as reported on the OTCBB, the then trading price did not reflect our 1-for-20 reverse split. The price in fact reflects the current trading price, which is $0.51 as of February 13, 2008. In addition, the $0.40 per share purchase price, as well as the current trading price of our stock on the OTCBB, may be significantly lower than the pre-acquisition book value per share of the Company. Finally, the book value of SOD assets being acquired will be significantly less than the acquisition purchase price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted and traded from time to time on the Over-the-Counter Electronic Bulletin Board (OTCBB) under the symbol “CGYG”. The CUSIP number is 16942Q109. The transfer agent of our common stock is Securities Transfer Corporation whose address is at 2591 Dallas Parkway, Suite 102 Frisco, TX 75034, (469) 633-0101.

The following table sets forth, for the periods indicated, the high and low bid prices for the common stock as reported on Yahoo.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Year Ended December 31, 2008

1st Quarter	$2.50	$0.51
2nd Quarter	$1.25	$0.25
3rd Quarter	$0.25	$0.25
4th Quarter	$0.25	$0.25

Year Ended December 31, 2007

1st Quarter	$0.04	$0.01
2nd Quarter	$0.055	$0.025
3rd Quarter	$0.36	$0.11
4th Quarter	$1.10	$0.51

(1)The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

On April 13, 2009, there were approximately 273 stockholders of record of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

We are a holding company that only operates through our indirect Chinese subsidiaries. Through our Chinese subsidiaries, we develop and manufacture SOD in China, with a wide range of applications, especially in foods, medicines and cosmetic products. We plan to market, sell and service our products nationally through a combination of company-owned offices and independent sales agents. Currently we have two sales offices, one located in Chengdu, and the other located in Chongqing, and we plan to establish agents in additional offices across China. We have targeted our approach to meet local market conditions which we believe provides the best possible products for our customers throughout China. In recent years, more and more people are choosing to eat or drink healthier foods and beverages. During fiscal year 2009, we plan to not only produce and sell our SOD wine and beverage products, but we plan to negotiate with local food manufacturing companies to become a supplier of SOD for use as a food additive.

Industry Wide Factors that are Relevant to Our Business

We expect several key demographic, healthcare, and lifestyle trends to drive the growth of our business in the coming future:

  Increased Focus on Healthy Living: Our management believes that as China becomes more affluent, its citizens are becoming more health conscious. They are leading more active lifestyles and becoming increasingly focused on healthy living, nutrition, and supplementation. According to the Nutrition Business Journal, a higher percentage of today’s global population is involved to some degree in health and wellness than a few years ago. We believe that growth in the health supplements industry will continue to be driven by consumers who increasingly embrace health and wellness as a critical part of their lifestyles.
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

Fiscal Year Ended December 31, 2008 Compared to December 31, 2007

The following table summarizes the results of our operations during the fiscal years ended December 31, 2008 and 2007 and provides information regarding the dollar and percentage increase or (decrease) from the 2007 fiscal year to the 2008 fiscal year.

Line Item	December 31, 2008	December 31, 2007	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$144,402	$47,454	$96,948	204%
Cost of Sales	$97,849	$33,811	$64,038	189%
Operating Expenses	$2,486,510	$1,314,806	$1,171,704	89%
Income Taxes	$-	$-	$-	-
Net Income ( Loss)	$(2,188,359)	$3,094,885	$(5,283,244)	(171%	)

Revenue

Our revenues in fiscal year 2008 amounted to $144,402, which is $96,948 or approximately 204% more than that of fiscal year 2007, when we had revenues of $47,454. The increase in revenues was attributable to the increase of our sales of SOD products during the fiscal year 2008.

Cost of Sales

Our cost of sales in fiscal years 2008 and 2007 was $97,849 and $33,811, respectively, which accounts for approximately 68% and 71%, respectively, as a percentage of total revenues. The dollar amount of the cost of sales increased with the growth of annual sales. Cost of sales as a percentage of annual revenues decreased by about 3% in 2008 as compared with 2007, which is mainly attributable to the result of economies of scale due to the substantial increase of sales of our SOD products in 2008.

Operating Expenses

Our operating expenses for the fiscal year ended December 31, 2008 were $2,486,510, as compared to $1,314,806 for 2007. This increase of $1,171,704 or 89% is primarily the result of acquisition of Top Time in the end of the fiscal year 2007, and we had to increase the General and Administration expenses in order that Beijing and Chongqing subsidiaries were carrying on their business during the fiscal year 2008. Furthermore, we decided to write off the total amount of $1,777,125 from other receivable account at December 28, 2008 due to the fact that this amount of money could not be collected from debt holders.

Income taxes

We are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 25% for both Beijing SOD and Chongqing SOD.

On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and foreign invested entities, or FIEs, unless they qualify under certain limited exceptions.

Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these changes, the EIT Law gives the FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate within 5 years until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on the Company’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise”. If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

We incurred no income taxes in either 2008 or 2007.

Net Income.

Net income decreased $5,283,244, or 171%, to $(2,188,359) for the year ended December 31, 2008, from $3,094,885 for 2007. This decrease in net income was primarily due to the following factors:

  Due to a wide exchange rate range between RMB and US$ in 2008, our transaction exchange gain decreased from $881,643 in the fiscal year 2007 to $137,774 in the fiscal year 2008.
  During the fiscal year 2007, the company disposed several subsidiaries and recognized a gain of $3,385,630, while in 2008 the company did not dispose any subsidiaries.
  After a risk assessment, we determined that a total $1,777,125 other receivable could not be collected from our debtors. Therefore, we wrote off this amount of money from other receivable account on December 28, 2008. $1,634,715 of this was from Guangzhou City View.

Liquidity and Capital Resources

General

As of December 31, 2008, we had cash and cash equivalents of approximately $51,307. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	For the Fiscal Year Ended December 31,
	2008	2007
Net cash provided by (used in) operating activities	$(704,158)	$191,954
Net cash provided by investing activities	462,566	389,185
Net cash provided by (used in) financing activities	377,494	(892,459)
Net cash flow	(13,240)	24,925

Operating Activities

Net cash used in operating activities was $704,158 for the fiscal year ended December 31, 2008, which is a decrease of $896,112 from $191,954 net cash provided by operating activities for 2007. The decrease of the cash provided by operating activities was mainly attributable to the fact that we disposed several subsidiaries and recognized a gain of $3,385,630 in the fiscal year 2007. We did not dispose any subsidiaries during the fiscal year 2008.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash provided by investing activities for the fiscal year ended December 31, 2008 was $462,566, which is an increase of $73,381 from net cash provided by investing activities of $389,185 for 2007. The increase of the cash provided by investing activities was mainly due to the decrease of payments to acquire equipment in fiscal year 2008 .

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2008 was $377,494, while in 2007 we had $892,459 net cash used in financing activities. Such change was attributable to the fact that the cash used in payments to stockholders payable was $903,769 in the fiscal year 2007 compared with none in the fiscal year 2008.

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

The consummation of the Qiang Long investment obligation resulted in net cash inflows of approximately $28.1 million, which is an increase of approximately 853% over net cash inflows during the same period in 2006. As a result of the Qiang Long funding, we believe that we will have enough capital to sustain our operations at our current levels through at least the next twelve months. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2008 and 2007 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 21, 2007, Child, Van Wagoner & Bradshaw, PLLC, or Van Wagoner, resigned as our independent registered public accounting firm. On the same date, we engaged Bernstein & Pinchuk LLP (“Bernstein”) as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The decision to change our independent auditor was approved by our Board of Directors.

Van Wagoner audited our financial statements for the fiscal years ended December 31, 2005 and 2006 and Van Wagoner’s reports are included in our annual reports on Form 10-KSBs for such periods. Van Wagoner’s reports on the Company’s financial statements for the fiscal years ended December 31, 2005 and 2006 or for any subsequent interim period did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During its tenure as our auditor for the fiscal years ended December 31, 2005 and 2006 and for the subsequent interim period through to the date of its resignation, (1) there were no disagreements between us and Van Wagoner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Van Wagoner’s satisfaction, would have caused Van Wagoner to make reference to the subject matter of the disagreement in connection with its report; and (2) Van Wagoner did not advise us of any reportable events of the type described in Item 304(a)(1)(iv)(B) of Regulation S-B.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

(b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors:

Name	Age	Position
Changde Li	52	Chairman of the Board
Jie Chen	53	Chief Executive Officer and Director
Xinmin Pan	63	Chief Financial Officer
Hui Chen	39	Director
Hongliang Li	47	Director
Wei Wang	38	Director

Changde Li was appointed Chairman of the Board of Directors on May 10, 2004. Mr. Li has also served as the President of our subsidiary, Beijing SOD, since November 8, 2007,and has acted as the chairman of the Board of Directors of our controlling stockholder, Qiang Long, since 1993. During his tenure as chairman, he has led the Company to develop many holiday villages, hotels and business centers throughout China.

Jie Chen was appointed Chief Executive Officer of the Company on September 22, 2006. Prior to her appointment, Ms. Chen served as Vice President of Public Relations and has been a member of the Board of Directors of the Company since February 2004. Upon being appointed as Chief Executive Officer of the Company, Ms. Chen resigned from the office of Vice President of Public Relations. Ms. Chen is the Vice Secretary of the Zhang Xue-Liang Fund Association and has held such position and other positions with such Association over the past five years. The Zhang Xue-Liang Fund Association is in the business of arranging meetings, conferences and exhibitions. It also provides public relations and investor relations support to its clients. Prior to joining the Zhang Xue-Liang Fund Association, Ms. Chen held various key positions with television stations and public relations companies in China. Ms. Chen holds a Master’s degree in International Finance from Beijing University.

Xinmin Pan became the Company’s Chief Financial Officer on December 4, 2006. Prior to his appointment, Mr. Pan has worked as an accountant with the Company since October 2006. Before joining the Company Mr. Pan served as the General Accountant for ZhongFang Investment Holding Ltd. from March 2006 to October 2006, as the Chief Financial Officer of the Beijing JinLang Hotel from January 2002 to March 2006, as the Chief Financial Officer of the Beijing Happy Holiday Hotel from January 2001 to January 2002, and as Chief Accountant and Chair of the Financing Department of North China Jinghai Industry Corporation, from November 1990 to January 2001.

Hui Chen was appointed to the Board of Directors on and effective December 2, 2005. Since 1999, Mr. Chen has also served as the Assistant General Manager of our controlling stockholder, Qiang Long, a real estate development and investment company. Mr. Chen graduated from Xi’an University of Architecture and Technology in 1991.

Honliang Li became our director on May 10, 2004. Prior to joining us, Mr. Li acted as vice general manager of Beijing JiuFa Industry Ltd., a company engaged in commerce and trade, from 1994 to 2003 and served as Assistant General Manager of one of our stockholders, China Cardinal Limited, from 2003 to 2004. China Cardinal Limited is engaged in the business of acting as an investment company.

Wei Wang became a director on November 12, 2007. Ms. Wang has also served since 2005, as the Chairperson of China Cardinal Limited, since January 2007. In addition, Ms. Wang has served as the Chairperson of Daykeen and Top Time since 2006 and as the President and Chairperson of Beijing SOD from January 2007 until November 8, 2007. Prior to joining our Company, Ms. Wang served as a director of Manchuria Tianrui Investment Co., Ltd from 1999 to 2005. Ms. Wang graduated from Saint Petersburg National Technology University of Russia in 1998.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. Our current director holds no directorships in any other reporting companies.

Board Composition and Committees

The board of directors is currently composed of five members, Mr. Changde Li, Ms. Jie Chen, Mr. Hui Chen, Mr. Hongliang Li and Ms. Wei Wang. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

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

Family Relationships

There are no family relationships among our directors or officers.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2008 fiscal year.

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

On March 8, 2004, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. A copy of the code of ethics has been filed as Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003 filed on April 15, 2004.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table – 2007 and 2008

The following table sets forth information concerning all compensation awarded to, earned by or paid to Our Chief Executive Officer for services rendered in all capacities during 2007 and 2008. No other executive officers received total annual salary and bonus compensation in excess of $100,000 in either fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)

Jie Chen, CEO	2007	4,732	N/A	N/A	N/A	N/A	N/A	N/A	4,732
and Director (1)
	2008	5,181	N/A	N/A	N/A	N/A	N/A	N/A	5,181

Narrative to Summary Compensation Table

(1) Ms. Chen was appointed as our Chief Executive Officer in September 2006. She received total compensation for her compensation as our Chief Executive Officer amounting to RMB 36,000 or US$5,181 in 2008.

Outstanding Equity Awards at Fiscal Year End

There was no unexercised option, stock that has not vested or equity incentive plan award for any named executive officer as of December 31, 2008.

Additional Narrative Disclosure

We have an employment agreement with Mr. Xinmin Pan who became our Chief Financial Officer in December 2006 after serving as our accountant from October 2006 to December 2006. We are obligated to pay him an annual salary of RMB 72,000, or $13,500. However, in 2007, we changed the employment agreement with Mr. Pan to pay him an annual salary of RMB 36,000 or $4,732 due to company’s limited revenue in the fiscal year 2007. We paid to Mr. Pan RMB 36,000 or $5,181 as his annual salary of the fiscal year 2008.

We have a verbal understanding with our Chief Executive Officer and Director, Jie Chen, regarding her annual salary of $5,181 for year 2008.

Although we have a verbal understanding with our Chairman, Chang-de Li regarding the payment to him of an annual salary in amount of $107,692, based on a verbal agreement between Mr. Li and the Company, Mr. Li did not receive any compensation in 2007. Furthermore, On November 8, 2007, Mr. Li became our subsidiary Beijing SOD’s President, and he did not receive any compensation from Beijing SOD in 2007 and 2008.

Compensation of Directors

There have been no fees earned or paid in cash for services to our directors. No stock or stock options or other equity incentives were awarded to our directors for their services as directors during the fiscal year ended December 31, 2008. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. However, we do reimburse each director for reasonable travel expenses related to such director's attendance at board of directors and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock as of April 13, 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Longyi Group International Holdings Limited, 8B 8/F East Area, Century Golden Resources Business Center, 69 Banjing Road, Haidian District, Beijing, and People’s Republic of China 100097.

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount &Nature of Beneficial Ownership(1)		Percent of Class(2)
Directors and Officers
Common Stock	Chang-de Li No. 95 Kangxi Road Ba Da Xia Industrial Development Zone Yanqing County, Beijing People’s Republic of China	Chairman	6,034,695	(3)	7.77%
Common Stock	Jie Chen	CEO and Director	0		*
Common Stock	Xinmin Pan	CFO	0		*
Common Stock	Hui Chen	Director	0		*
Common Stock	Hongling Li	Director	0		*
Common Stock	Wei Wang	Director	62,750,000	(4)(8)	80.81%

Common Stock	All officers and directors as a group (5 persons named above)		68,784,695		88.58%

5% Security holders
Common Stock	Daykeen Investment Limited 19th Floor, Beverly House, Nos. 93- 107 Lockhart Road, Wanchai, Hong Kong		62,250,000	(4)	80.16%
Common Stock	Jolly Concept Management Limited 19th Floor, Beverly House, Nos. 93- 107 Lockhart Road, Wanchai, Hong Kong		5,134,000		6.61%

*	Less than 1%

	(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

A total of 77,655,862 shares of our common stock are considered to be issued and outstanding pursuant to SEC Rule 13d-3(d) (1) as of April 13, 2009. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Includes 750,001 shares owned by Beijing Qiang Long Real Estate Development Co. Ltd., or Qiang Long, 150,694 shares owned by Chinese Dragon Heritage Investment Management Limited, 5,134,000 shares owned by Jolly Concept Management Limited. Chang-de Li owns 100% of the equity interests of each of Beijing Qiang Long Real Estate Development Co., Ltd., Chinese Dragon Heritage Investment Management Limited and Jolly Concept Management Limited and exercises voting and investment power over the shares owned by each such entity.

	(4)	Wei Wang exercises voting and investment power over the shares owned by Daykeen Investment Limited.

(5)

Includes 500,000 shares owned by China Cardinal Limited, or China Cardinal. and 62, 250,000 shares owned by Daykeen Investment Limited. . Wei Wang has controlling interests and exercises voting and investment power over the shares owned by China Cardinal and Daykeen Investment Limited.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  Our Chairman Chang-de Li is affiliated with Qiang Long. We entered into a contract, dated January 29, 2004, with Qiang Long, or the Qiang Long Contract, under which, as amended and supplemented from time to time, Qiang Long is obligated to purchase 7,000,000 shares of our common stock at an aggregate purchase price of US$29,400,000, or $4.20 per Share, US$653,795 of which was paid to us as a performance bond at the signing of the Qiang Long Contract, another US$632,911 of which was paid to us in 2006 in exchange for 150,693 Shares, and the balance of US$28,113,294 of which was to be paid in full by June 30, 2007, for the remaining 6,849,307 Shares. On June 29, 2007, we entered into a letter agreement, or the Letter Agreement, with Qiang Long, pursuant to which we acknowledged receipt of the balance of US$28,113,294 from Qiang Long as fulfillment of Qiang Long’s investment obligation, and agreed to issue the remaining shares to Qiang Long within 15 business days after the completion of our 1-for-20 reverse split, which took place on October 16, 2007.
  Prior to December 2006, Qianglong Real Estate Co., Ltd., or Qianglong, an entity controlled by our chairman and controlling shareholder, Changde Li was a 51% stockholder of Beijing SOD, Top Time’s majority-owned subsidiary. On December 22, 2006, Top Time completed an equity transfer agreement with the then stockholders of Beijing SOD, including Qianglong, pursuant to which, Qianglong transferred its 51% equity interest in Beijing SOD to Top Time for a purchase price of $30,960,000. The purchase price was payable in three installments, due within 3 months, 6 months and 1 year of the amendment to Beijing SOD’s license, respectively. An English translation of the equity transfer agreement is filed herewith as Exhibit 10.6.
  Pursuant to certain agreements, dated December 22, 2006 and December 27, 2006, Daykeen assumed Top Time’s obligation to pay Qianglong for the acquisition of Beijing SOD under the December 22, 2006 agreement in exchange for 5,482 shares of Top Time. An English translation of each of these agreements is filed herewith as Exhibits 10.7 and 10.8, herewith.
  During the six months ended June 30, 2007, Top Time loaned money to its shareholder, Guo Qing Tan. The loan bears no interest and does not have fixed repayment terms. As of December 31, 2008, the balance of the loan was $75,441.
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

  Daykeen is owned and controlled by Wei Wang, our director and 80% shareholder. Wei Wang has controlling interests and exercises voting and investment power over shares of our common stock owned by China Cardinal and Daykeen Investment Limited. In addition, Chang-de Li, our Chairman, was the controlling shareholder of Top Time until December, 2006 when he transferred his ownership interest in Top Time to Daykeen. In light of Mr. Li’s prior involvement with Top Time and Mr. Wang’s current ownership of Daykeen, our board of directors determined that it was in the best interest of the shareholders to obtain an independent valuation of Top Time. We obtained an independent valuation from Asset Appraisal Limited, a Hong Kong-based asset appraisal company, that evaluated the financial condition and prospects of Top Time and determined that a purchase price of $54.9 million for Top Time was reasonable. The valuation report is attached as Exhibit 99 to the Current Report on Form 8-K of the Company filed on November 12, 2007. The board determined that it would be in the Company’s best interests to pay the purchase price in a combination of cash and stock.

Promoters and Certain Persons

We did not have any promoters at any time during the past five years.

Director Independence

Our Board is currently composed of five members, none of whom are “independent” directors, as that term is defined under the NASDAQ listing standards. All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Our directors have a duty of to act in good faith with a view to our interests. In fulfilling their duty of care to us, our directors must ensure compliance with our Certificate of Incorporation, as amended and our Bylaws. Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $60,000 and $60,000, respectively.

Accounting Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007 for assurance and related services by the principal accountant that are reasonably related to the performance of audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above are $38,585 and $38,585, respectively.

Tax Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Bernstein & Pinchuk LLP for our consolidated financial statements as of and for the year ended December 31, 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements are set forth beginning on page F-1 of the Report

•	Report of Independent Registered Public Accounting Firm	F-2
•	Consolidated Balance Sheets	F-3
•	Consolidated Statements of Operations and Comprehensive Income (Loss)	F-4
•	Consolidated Statements of Cash Flows	F-5
•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-6
•	Notes to Consolidated Financial Statements	F-7

(2)	Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

(3)	Exhibits

Exhibits (including those incorporated by reference).

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit Number	Description
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

*3.3	Amended and Restated Bylaws of the Company [Incorporated by reference to Exhibit 3.3 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183 in Commission file number 0-30183]

Exhibit Number	Description
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

Exhibit Number	Description
*10.11	Employment Agreement, dated July 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit 10.1 of the Form 10-QSB filed on August 20, 2001 in Commission file number 0-30183]
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
*10.21

Placement Agency Agreement, dated July 23, 2001, between the Company and Chicago Investment Group Incorporated [Incorporated by reference to Exhibit 10.11 of the Form 10- KSB filed on April 15, 2002 in Commission file number 0-30183]

*10.22

Letter Agreement repayment of stockholder loan, dated December 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit 99.1 of the Form 8-K filed on December 20, 2001 in Commission file number 0-30183]

*10.23

Technology Development Contract, dated February 15, 2004, between Tsinghua University and the Company. [Incorporated by reference to Exhibit 10.23 of the Form 10-KSB filed on April 16, 2007 in Commission file number 0-30183]

*10.24

Sales Contract of Guangzhou Cityview Bus Installation Co., Ltd., dated August 6, 2004, between Changsha United Electric Power Science and Technology Co., Ltd. and Guangzhou Cityview Bus Installation Co., Ltd. [Incorporated by reference to Exhibit 10.24 of the Form 10-KSB filed on April 16, 2007 in Commission file number 0-30183]

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

*10.31	Loan Agreement, dated December 22, 2006, by and between Top Time and Daykeen. [Incorporated by reference to Exhibit 10.7of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]
*10.32	Agreement, dated December 27, 2006, by and between Top Time and Daykeen. [Incorporated by reference to Exhibit 10.8 of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]
*14	Code of Ethics [incorporated by reference to Exhibit 14 of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2003]
21	A description of the subsidiaries of the registrant.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference as indicated.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

By: /s/ Jie Chen
Jie Chen
Chief Executive Officer

Date: April 14, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

     Each person whose signature appears below hereby authorizes Jie Chen and Xinmin Pan, or any of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

SIGNATURE	CAPACITY	DATE

/s/Chang-de Li	Chairman
April 14, 2009
Chang-de Li

/s/Jie Chen	Chief Executive Officer and Director
April 14, 2009
Jie Chen

/s/Xinmin Pan	Chief Financial Officer
April 14, 2009
Xinmin Pan

/s/Hui Chen	Director
April 14, 2009
Hui Chen

/s/Hongliang Li	Director
April 14, 2009
Hongliang Li

/s/Wei Wang	Director
April 14, 2009
Wei Wang

EXHIBITS

Exhibit Number	Description
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
*10.21

Placement Agency Agreement, dated July 23, 2001, between the Company and Chicago Investment Group Incorporated [Incorporated by reference to Exhibit 10.11 of the Form 10- KSB filed on April 15, 2002 in Commission file number 0-30183]

*10.22

Letter Agreement repayment of stockholder loan, dated December 11, 2001, between the Company and Li Chuquan [Incorporated by reference to Exhibit 99.1 of the Form 8-K filed on December 20, 2001 in Commission file number 0-30183]

*10.23

Technology Development Contract, dated February 15, 2004, between Tsinghua University and the Company. [Incorporated by reference to Exhibit 10.23 of the Form 10-KSB filed on April 16, 2007 in Commission file number 0-30183]

*10.24

Sales Contract of Guangzhou Cityview Bus Installation Co., Ltd., dated August 6, 2004, between Changsha United Electric Power Science and Technology Co., Ltd. and Guangzhou Cityview Bus Installation Co., Ltd. [Incorporated by reference to Exhibit 10.24 of the Form 10-KSB filed on April 16, 2007 in Commission file number 0-30183]

*10.25

Lease Agreement, dated May 30, 2004, between Liu Gui Zhi and Beijing China Cardinal Real Estate Consulting Ltd. [Incorporated by reference to Exhibit 10.25 of the Form 10-KSB filed on April 16, 2007 in Commission file number 0-30183]

*10.26

Lease Agreement, dated May 20, 2004, between Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. and Richard Zhang. [Incorporated by reference to Exhibit 10.26 of the Form 10-KSB filed on April 16, 2007 in Commission file number 0-30183]

*10.27

Letter Agreement, dated as of June 29, 2007, between Minghua Group International Holdings Limited and Qiang Long Real Estate Development Co., Ltd. [incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on July 6, 2007 in Commission file number 0-30183].

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

*10.31	Loan Agreement, dated December 22, 2006, by and between Top Time and Daykeen. [Incorporated by reference to Exhibit 10.7of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

Exhibit Number	Description
*10.32	Agreement, dated December 27, 2006, by and between Top Time and Daykeen. [Incorporated by reference to Exhibit 10.8 of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]
*14	Code of Ethics [incorporated by reference to Exhibit 14 of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2003]
21	A description of the subsidiaries of the registrant.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference as indicated.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Longyi Group International Holdings Limited

We have audited the accompanying consolidated balance sheets of China Longyi Group International Holdings Limited, a development stage company ("the Company") as of December 31, 2008 and 2007, and the related statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Bernstein & Pinchuk LLP
New York, NY
March 15, 2009

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$51,307	$64,547
Inventories	456,766	459,801
Other receivables	77,280	1,688,967
Interest receivable	135,768	38,332
Short term investment	1,035,686	1,489,472
Deposits and prepayments	34,294	121,258
Total current assets	1,791,101	3,862,377

Due from shareholders	75,441	429,653
Property, plant and equipment (net)	618,022	538,131
	$2,484,564	$4,830,161

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$167,468	$70,701
Accrued liabilities	179,525	162,917
Due to directors	120,592	119,804
Due to related party	19,869	-
Other payables	181,077	570,907
Total current liabilities	668,531	924,329

Minority interest	184,724	242,109

Stockholders' equity
Common stock: par value $.01; 200,000,000 shares authorized;
77,655,862 shares in 2008 and 77,655,854 shares in 2007 issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(28,258,774)	(26,070,415)
Accumulated other comprehensive income	235,985	80,040
Total stockholders' equity	1,631,309	3,663,723
	$2,484,564	$4,830,161

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,		Period from Jun.4,1997
	2008	2007	(inception) to 12.30, 2008
Revenues
Sales	$144,402	$47,454	$629,067
Cost of sales	97,849	33,811	797,970
Gross margin	46,553	13,643	(168,903)
Operating expenses			-
General and administrative expenses	2,486,510	1,314,595	16,400,427
Goodwill impairment loss	-	-	5,408,584
Write-off inventory and bus licenses	-	-	3,322,712
Research and development costs	-	211	8,850,928
	2,486,510	1,314,806	33,982,651
Loss from operations	(2,439,957)	(1,301,163)	(34,151,554)
Other income (expense)
Interest income	93,631	25,916	245,823
Other income (expense)	(37,192)	34,483	963,436
Transaction exchange gain	137,774	881,643	1,019,417
Gain on asset disposal	-	-	1,172
Gain on debt settlement			156,018
Gain on disposal subsidiary	-	3,385,630	4,093,455
Interest expense	-	-	(712,302)
	194,213	4,327,672	5,767,019
Loss before income tax expense and minority interest	(2,245,744)	3,026,509	(28,384,535)
Income tax expense	-	-	-
Loss before minority interest	(2,245,744)	3,026,509	(28,384,535)
Minority interest	57,385	68,376	125,761
Net income (loss)	$(2,188,359)	$3,094,885	$(28,258,774)
Foreign currency translation adjustment	155,945	336,246
Comprehensive income (loss)	$(2,032,414)	$3,431,131	-

Basic and diluted income (loss) per share	$(0.03)	$0.19

Weighted average number of shares outstanding-basic and diluted	77,655,862	16,476,758

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		Period from Jun 4, 1997
	2008	2007	(inception) to 12.30, 2008
Cash flows from operating activities:
Net income (loss)	$(2,188,359)	$3,094,885	$(28,258,774)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	42,386	62,106	1,077,276
Impairment loss on amortization	-	-	1,026,453
Minority interest	(57,385)	242,109	184,724
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-	(3,385,630)	(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating liabilities and assets:
Other receivables	1,766,181	3,754,027	5,305,304
Interest receivable	(93,253)	45,701	(131,585)
Deposits and prepayment	95,874	244,470	676,300
Inventory	34,088	(459,801)	(926,074)
Other payables	(406,789)	-	(406,789)
Accounts payable and accrued liabilities	103,099	(3,405,913)	(3,372,659)
Net cash provided by (used in) operations	(704,158)	191,954	(10,669,455)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption (purchase) of short term investment	547,136	958,300	(396,910)
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	(2,619)	(481,985)	(556,247)
Purchases of construction in progress	(81,951)	(87,130)	(169,081)
Sales of property and equipment	-	-	697,502
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	462,566	389,185	(3,280,068)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collection from shareholders	377,494	-	427,691
Payments to stockholders	-	(903,769)	(1,634,763)
Proceeds from issuance of stock	-	11,310	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Net cash provided by (used in) financing activities	377,494	(892,459)	14,109,520
Effect of foreign exchange rate fluctuation	(149,142)	336,246	(108,690)
Increase (decrease) in cash and cash equivalents	(13,240)	24,925	51,307
Cash and cash equivalents, beginning of period	64,547	39,622	(0)
Cash and cash equivalents, end of period	$51,307	$64,547	$51,307

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

								Development	Accumulated
					Common Stock		Additional	Stage	Other
	Common Stock		Common Stock		Subscribed		Paid In	Accumulated	Comprehensive		Subscription	Due from
	$.12834 Par Value		$.01 Par Value		$.01 Par Value		Capital	Deficit	Income		Receivable	stockholder	Total

Common stock issued - June 4, 1997	10,000	$1,283		$-		$-	$-	$-	$-		$-		$1,283
Net loss for the period	-	-	-	-	-	-	-	(289)	-		-	-	(289)
Balance December 31, 1997	10,000	1,283	-	-	-	-	-	(289)	-		-		994
													-
Net loss for the year	-	-	-	-	-	-	-	(3,209)	-		-	-	(3,209)
Balance December 31, 1998	10,000	1,283	-	-	-	-	-	(3,498)	-		-		(2,215)

Shares issued at par value Mar 30	990,000	127,057											127,057
Net loss for the period	-	-	-	-	-	-	-	(302)	-		-	-	(302)
Balance December 31, 1999	1,000,000	128,340	-	-	-	-	-	(3,800)	-		-		124,540

Net loss for the year	-	-	-	-	-	-	-	(9,876,193)	-		-	-	(9,876,193)
Balance December 31, 2000	1,000,000	128,340	-	-	-	-	-	(9,879,993)	-		-		(9,751,653)

Shares issued at $.20 Apr 5			385,685	3,857			73,280						77,137
Shares issued at $.20 Apr 17			7,500,000	75,000			1,425,000						1,500,000
Shares at par value Jun 22			28,000,000	280,000									280,000
Recapitalization Jun 22	(1,000,000)	(128,340)	3,600,000	36,000			(498,280)						(590,620)
Dividend paid Jun 22							(1,000,000)						(1,000,000)
Shares issued at $2.00 Jul 23			473,500	4,735			942,265						947,000
Shares issued at $2.00 Oct 1			10,000	100			19,900						20,000
Shares issued for debt conversion			8,500,000	85,000			8,415,000						8,500,000
Capital contributed debt to equity conversion							1,500,000						1,500,000
Net loss for the year	-	-	-	-	-	-	-	(2,492,318)	-		-	-	(2,492,318)
Balance December 31, 2001	-	-	48,469,185	484,692	-	-	10,877,165	(12,372,311)	-		-		(1,010,454)

Shares issued at $.20 Feb 20			372,807	3,728			70,833				(74,561)		-
Shares issued at par option exercise Apr 24 for svcs			540,260	5,403			410,597						416,000
Shares issued at $.13 Nov 27 for services			1,100,000	11,000			132,000						143,000
Net loss for the year	-	-	-	-	-	-	-	(2,490,990)	-		-	-	(2,490,990)
Balance December 31, 2002	-	-	50,482,252	504,823	-	-	11,490,595	(14,863,301)	-		(74,561)		(2,942,444)

Shares issued at $.12 Mar 31			1,513,969	15,139			166,537						181,676
Shares subscribed at $.40 Sep 29					15,000,000	6,000,000					(6,000,000)		-
Shares issued at $.40 Oct 3			1,511,488	15,115	(1,511,488)	(604,595)	589,480				1,209,482		1,209,482
Net loss for the year	-	-	-	-	-	-	-	(1,761,393)	-		-	-	(1,761,393)
Balance December 31, 2003	-	-	53,507,709	535,077	13,488,512	5,395,405	12,246,612	(16,624,694)	-		(4,865,079)		(3,312,679)

Shares issued at $.40 Jan 9 Qian Long			3,023,998	30,240	(3,023,998)	(1,209,599)	1,179,359				604,712		604,712
Shares issued at $.13 for debt conversion			24,036,269	240,363			2,887,862						3,128,225
Shares subscribed at $.21 Jan 29 Qian Long					140,000,000	29,400,000					(29,400,000)		-
Shares subscribed at $.14 Jan 13 China Cardinal					16,483,514	2,307,692					(2,307,692)		-
Shares issued at $.14 May 28 China Cardinal			4,733,229	47,332	(4,733,229)	(662,652)	615,320				662,652		662,652
Shares issued at $.14 May 28 China Cardinal			11,750,285	117,503	(11,750,285)	(1,645,040)	1,527,537				1,645,040		1,645,040
Shares issued at $.14 Mar 31 purch of Asia Key			28,210,000	282,100			3,667,300						3,949,400
Options exercised at $.12 in lieu of salary			2,500,000	25,000			275,000						300,000
Options exercised at $.12 in lieu of salary			500,000	5,000			55,000						60,000
Options exercised at $.12 in lieu of salary			1,000,000	10,000			110,000						120,000
Qian Long subscription at $.40 Dec 12			10,464,514	104,645	(10,464,514)	(4,185,806)	4,081,161				4,839,601		4,839,601
2002 stock subscription deemed to be uncollectible							(74,561)				74,561		-
Net loss for the year	-	-	-	-	-	-	-	(11,024,215)	-		-	-	(11,024,215)
Balance December 31, 2004	-	-	139,726,004	1,397,260	140,000,000	29,400,000	26,570,590	(27,648,909)	-		(28,746,205)		972,736

Shares issued at $.14 for debt			5,770,000	57,700			772,400						830,100
Net loss for the year								(1,170,770)					(1,170,770)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(230,745)		-	-	(230,745)
Balance December 31, 2005	-	-	145,496,004	1,454,960	140,000,000	29,400,000	27,342,990	(28,819,679)	(230,745)		(28,746,205)		401,321

Shares issued at $.21 December 18 Qiang Long			3,013,862	30,139	(3,013,863)	(632,911)	602,772				632,911		632,911
Net loss for the year								(345,621)					(345,621)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(25,461)		-	-	(25,461)
Balance December 31, 2006	-	-	148,509,866	1,485,099	136,986,137	28,767,089	27,945,762	(29,165,300)	(256,206)		(28,113,294)		663,150

Items applied retroactively:
Reverse stock split - October 16, 2007	-	-	(141,084,373)	(1,410,844)	(130,136,830)	(27,328,734)	28,739,578	-	-		-		-
Shares issued at $.21 June 29,2007, 50mil shares			6,849,307	68,493	(6,849,307)	(1,438,355)	1,369,862				28,113,294		28,113,294
Shares subscribed for exchange			62,250,000	622,500			24,277,500						24,900,000
Shares issued at December 19,2007			1,131,054	11,310									11,310
Net loss for the year								3,094,885					3,094,885
Foreign currency translation adjustment		-	-	-	-	-	-	-	336,246		-		336,246
Related party Acquisition Premium							(53,455,161.77)						(53,455,161.77)
Balance December 31, 2007	-	-	77,655,854	776,558	-	-	28,877,540	(26,070,415)	80,040		-	-	3,663,723

Net loss for the year	-	-	-	-	-	-	-	(2,188,359)	-		-	-	(2,188,359)
Shares issued to Cede & Co. on January 4, 2008	-	-	8	-	-	-	-	-	-		-	-	-
Foreign currency translation adjustment		-	-	-	-	-	-	-	155,945		-	-	155,945
Balance December 31, 2008	$-	$-	$77,655,862	$776,558	$-	$-	$28,877,540	$(28,258,774)	$235,985	$	- $	-	$1,631,309

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American (“US GAAP”) for financial information and with the instructions to Form 10-K and Item 310 of Regulation S-B. According, they do not include all of the information and footnotes required by US GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of China LongYi Group International Holdings Limited and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the twelve months ended December 31, 2008.

1.

BUSINESS DESCRIPTION AND ORGANIZATION

NAME CHANGE AND REORGANIZATION

The consolidated financial statement of China LongYi Group International Holdings Limited (“the Company”), include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. We amended our certificate of incorporation on October 16, 2007 and changed our name from Minghua Group International Holdings Limited (“Minghua USA”) to China LongYi Group International Holdings Limited. At the same time, we implemented a 1 for 20 reverse stock split of issued and outstanding shares of our common stock which reduced the number of our issued and our outstanding shares from 198,509,866 to 9,925,493.

Minghua USA, formerly Panagra International Corporation (“Panagra”), was incorporated under the laws of the State of New York on February 29, 1996 under the name, United Network Technologies, Inc. On August 2, 2001, an amendment to the certificate of incorporation was made changing the name from Panagra to Minghua USA. This amendment also increased the authorized common shares of Minghua USA from 40,000,000 shares to 200,000,000 shares.

In June 2001, Panagra and its subsidiary, Minghua Acquisition Corp. acquired all the outstanding shares of Minghua Group International Holding (Hong Kong) Limited (“Minghua Hong Kong”). The acquisition was effected by paying to the shareholders of Minghua Hong Kong $1,000,000 and issuing 28,000,000 additional Minghua USA common shares that resulted in the Minghua Hong Kong shareholders owning approximately 70% of the outstanding shares of Minghua USA and having control of Minghua USA after this transaction. For financial reporting purposes, this transaction was recorded as a recapitalization of Minghua Hong Kong. Minghua Hong Kong was deemed to be the continuing, surviving entity for accounting purposes, but through reorganizations, was deemed to have adopted the capital structure of Minghua USA.

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
(Audited)

1.

BUSINESS DESCRIPTION AND ORGANIZATION

NAME CHANGE AND REORGANIZATION - Continued

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

In aggregate, in 2007 the company recognized gain of $3,385,630 on the sale of the subsidiaries.

Original investment:
Top Team	RMB
Due from a Subsidiary - Eagle Bus	11,067,594
Investment in Subsidiary - Eagle Bus Development Ltd	1
Due from a Subsidiary - Good View	5,086,501
Investment in Subsidiary - Good View	1
Sub total:	16,154,097
Top Time Sub total(US$):	2,070,666
China Longyi Group	US$
Due from Euromax International Investments Limited	771,646
Investment in Subsidiary - Euromax	1
Sub total:	771,647
Total Original investment	2,842,313

Net gain (Loss) as of 12/31,2006	US$
TopTeam	1
Euromax	(767,207)
Eagle Bus	(1,568,274)
Good View Bus	(649,400)
GZ CityViewBus	(6,309,062)
Cardinal	(84,987)
Adjustment	4,017,730
Subtotal	(5,361,199)

Net gain (loss) from 1/1,2007 to date of subsidiary sold	US$
Euromax	(2,949)
Eagle Bus	(4,308)
Good View Bus	(4,083)
GZ CityViewBus	(161,383)
Cardinal	(17,773)
Subtotal	(190,497)

Purchase price	US$
TOPTEAM	155,100
CHINA LONGYI GROUP	521,148
Subtotal	676,248

Gain (Loss) on the sale of the subsidiaries (US$)	3,385,630

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

1.

BUSINESS DESCRIPTION AND ORGANIZATION - Continued

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

On July 27, 2007, Company instructed prior Transfer Agent to issue the 50,000,000 shares of common stock to Jolly Concept Management Limited, in accordance with Qiang Long’s instructions. On December 14, 2007, Company instructed present Transfer Agent to issue the replacement certificate showing the new name of the company and the correct number of shares, post reverse-split, and the remaining 4,349,307 shares of common stock issuable to Qiang Long, to Jolly Concept Management Limited and to Zhang, Lifang. The company also agreed to issue 1,131,026 shares of common stock post-reverse-split to Luck Pond Enterprises Limited or its designee, for its services as finder in connection with the Qiang Long investment. On December 14, 2007, company instructed present Transfer Agent to issue the total amount of 62,250,000 shares of the Company’s common stock, post-reverse-split, issuable to Daykeen, to Daykeen Investment Limited.

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
(Audited)

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

MINORITY INTEREST IN SUBSIDIARIES

The Company owns 90% of the equity interests in the Beijing LongYi Biology Technology Co. Ltd, and the remaining 10% is owned by Miss Ran Wang. Therefore, the Company records minority interest expense to allocate 10% of the earnings or loss of the Beijing Longyi Biology Technology limited to Miss Ran Wang, its minority shareholder.

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
(Audited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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
(Audited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the years ended December 31, 2008 and 2007 were $0 and $211 respectively and a cumulative amount of $8,850,928 for the period from June 4, 1997 (inception) to December 31, 2008.

RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN

The caption “Due to Related Party” are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company rents office space from the related company on a month to month basis. Rent expense under this arrangement was $31,376 in 2008 $28,655 in 2007.

INCOME (LOSS) PER SHARE

Basic income (loss) per common share ("LPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options. There were no stock options outstanding at December 31, 2008.

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

	2008	2007
NUMERATOR FOR BASIC AND DILUTED LPS
Net income (loss) to common stockholders	$(2,188,359)	$3,094,885

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares of common stock outstanding	77,655,862	16,476,758

EPS (LPS ) - Basic and diluted	$(0.03)	$0.19

There were no potentially dilutive securities outstanding at December 31, 2008 or 2007.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with SFAS 123(R), “Share-Based Payment.” Under SFAS 123(R) the Company is required to recognize share-based compensation expense at fair valued. “The Company had no such compensation expense for the years ended December 31, 2008 and 2007.

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

On March 13, 2003, Minghua USA’s indirect subsidiary, Minghua Environmental Protection Science and Technology Limited, a Hong Kong limited company (“Minghua Science”), entered into the Acquisition Agreement with Good View Bus Manufacturing (Holdings) Company Limited, a Hong Kong limited company (Good View), Eagle Bus Development Limited, a Hong Kong limited company (Eagle), and Mr. Sin Keung Kok (Mr. Kok), relating to the acquisition of an 89.8% equity interest in the Guangzhou City View Bus Installation Company, a People’s Republic of China limited company (the Guangzhou Bus Installation Company). The Guangzhou Bus Installation Company manufactured motor coaches for domestic sale in China and for export under the “Eagle” brand name.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

3.

BUSINESS ACQUISITIONS - Continued

The purchase price was allocated to assets and liabilities as follows on the designated effective date on January 1, 2004:

Accounts receivable	4,227
Inventories	1,714,957
Others receivable	523,857
Property, plant and equipment	1,295,170
Intangible – 28 bus licenses	1,018,125
Bank note payable	(66,425)
Accounts payable	(2,055,941)
Accrued liabilities	(816,482)
Due to related parties	(281,131)
Due to director	(84,519)
Others payable	(29,910)
Subtotal	1,221,928
Goodwill (cost in excess of FMV)	468,546
Total purchase price paid	1,690,474

Goodwill in the amount of $468,546 was written to zero at 2004 and was reported as goodwill impairment loss.

In January 2004, Minghua Hong Kong entered into a stock purchase agreement with Jinmou Li, the son of Minghua USA’s former Chairman, to acquire 100% of the equity in Asia Key Group Limited (“Asia Key”) a Hong Kong corporation, in which Jinmou Li was the sole shareholder. Asia Key’s only asset at the time was a 15% equity interest in Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. (“Minghua China”). Upon the consummation of this acquisition, Minghua China become a 100% wholly-owned subsidiary of Minghua USA. The acquisition required $990,638 in cash and issuance of 28,210,000 shares of common stock at US$0.14 per share of Minghua USA for an aggregate price of $3,949,400. The book value of the net assets transferred at the time of acquisition had a negative balance. In this regard, the purchase of the 15% minority interest was recorded to goodwill. Minghua USA subsequently recorded the entire amount as impairment loss. In September 2006, Minghua USA disposed of its entire interests in Minghua Hong Kong and Minghua China.

On June 16, 2004, Minghua Hong Kong formed a wholly-owned subsidiary in the PRC, name Beijing China Cardinal Real Estate Consulting Co., Ltd. (“Beijing Cardinal Real Estate”). Minghua USA intends to use Beijing Cardinal Real Estate as a vehicle to make future real estate investments in the PRC. At December 31, 2006, Beijing Cardinal Real Estate had not begun significant operations.

During August 2006, Minghua USA restructured ownership of certain assets between its indirectly owned subsidiaries in preparation for the disposition of Minghua Science along with its wholly-owned subsidiary, Minghua China and Minghua Hong Kong. The transfers of ownership within Minghua USA’s subsidiaries are listed as follows:

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

3.

BUSINESS ACQUISITIONS - Continued

In aggregate, Minghua USA recognized gains of $707,825 on the sale of the subsidiaries.

	Minghua Hong	Minghua	Minghua
	Kong	Science	China
	US$	US$	US$	Total
Inventories	$-	$-	$304	$304
Prepaid expenses	-	-	66,412	66,412
Other fixed assets	-	-	450,424	450,424
Accumulated depreciation	-	-	(401,208)	(401,208)
Accounts payable	-	-	(3,274)	(3,274)
Accrued expenses	(70,902)	(4,486)	(429,353)	(504,741)
Due to directors	-	-	(92,779)	(92,779)
Others payable	-	-	(51,591)	(51,591)
Short-term loan	-	-	(171,372)	(171,372)
	(70,902)	(4,486)	(632,437)	(707,825)

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
(Audited)

4.

STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK - Continued

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

4.	STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK - Continued

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

On June 29, 2007, the Board of Directors of Company unanimously approved, subject to the Majority Shareholders approval, the 1-for-20 Reverse Split of company’s issued and outstanding Common Stock, which will be effectuated in conjunction with the adoption of the Certificate of Amendment. The Majority Shareholders also approved this action in the Written Consent.

The Reverse Split reduce the number of issued and outstanding shares of Company’s Common Stock and effectively increase the number of authorized and unissued shares of our Common Stock available for future issuance. The Reverse Split will become effective on the Effective Date, which occurs when the Certificate of Amendment is filed with the Secretary of Sate for the State of New York following the expiration of the 20-day period mandated by Rule 14c of the Exchange Act.

Effect of Reverse Split on Common Stock

The table below sets forth, as of the Record Date and as of the Effective Date the following information both before and after the proposed Reverse Split (subject to slight adjustments resulting rounding of fractional shares):

The number of issued and outstanding shares of Common Stock
The number of authorized and reserved shares of Common Stock;
The number of authorized but unissued and unreserved shares of Common Stock.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

4.	STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK - Continued

On January 29,2004, company entered into a certain contract with Qiang Long Real Estate Development Co., Ltd., under which, as amended and supplemented from time to time, Qiang Long is obligated to purchase 140,000,000 shares of the Company’s common stock, par value $0.01 at an aggregate purchase price of US$ 29,400,000, or $0.21 per Share, US$ 653,795 of which was paid to the Company as a performance bond at the signing of the Agreement, US$ 632,911 of which was paid to the Company in 2006 in exchange from 3,013,862 Shares, and the balance of US$ 28,113,294 (the “Final Installment”) of which was to be paid in full by June 30, 2007, for the remaining 136,986,138 Shares.

On June 29, 2007, the Company and Qiang Long entered into a letter agreement (the “letter Agreement”), pursuant to which the Company and Qiang Long acknowledged their consummation of the Qiang Long Contract. Pursuant to the Letter Agreement, the Company acknowledged its receipt of the Final Installment in cash from Qiang Long as fulfillment of Qiang Long’s investment obligation, and agreed to issue the remaining Shares to Qiang Long as follows:

	1.	The Company will issue 50,000,000 of the Shares to Qiang Long on or before July 23, 2007, the date that is fifteen business days after the Company receives the Final Installment from Qiang Long; and

2.

Within fifteen (15) business days following the effective date of an amendment to the Company’s Certificate of Incorporation to effect a one-for-twenty reverse split of the Company’s outstanding Common Stock (the “Amendment”), the Company will issue the remaining 86,986,138 Shares to Qiang Long, which will be equal to 4,349,307 Shares post-reverse split.

On July 27, 2007, the Company instructed prior Transfer Agent to issue the 50,000,000 shares of common stock to deliverable Qiang Long in the name of Jolly Concept Management Limited, in accordance with Qiang Long’s instructions.

On December 14, 2007, according to Qiang Long’s request, company instructed present Transfer Agent to issue the replacement certificate showing the new name of the Company and the correct number of shares, post reverse-split, and the remaining 4,349,307 shares of common stock issuable to Qiang Long, to Jolly Concept Management Limited and to Zhang, Lifang. The Company also agreed to issue 1,131,026 shares of common stock post-reverse-split to Luck Pond Enterprises Limited or its designee, for its services as finder in connection with the Qiang Long investment.

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

On January 4, 2008, there were 8 shares issued to Cede & Co.

The Company's capital structure as of December 31, 2008 and 2007 was as follows:

Common stock – par value $0.01	Authorized	Issued and outstanding
December 31, 2008	200,000,000	77,655,862
December 31, 2007	200,000,000	77,655,854

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

4.	STOCKHOLDERS' EQUITY – Continued

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

The Company has a one year deposit certificate with an investment company in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the years ended December 31, 2008 and 2007 was $1,035,686 and $1,489,472, and was recorded on the balance sheet as a short term investment.

6.	INVENTORIES

Inventories at December 31, 2008 and 2007 consisted of:

	2008	2007
Materials	$59,428	$81,759
Low value consumables	56,086	12,430
Work in progress	262,496	248,943
Finished goods	78,756	116,669
Subtotal	456,766	459,801

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

7.

PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of:

	2008	2007
Transportation equipment	$97,950	$91,648
Furniture and office equipment	11,066	34,654
Production equipment	225,952	207,570
Buildings and improvements	182,825	148,113
Construction in progress	176,433	87,130
Subtotal	694,226	569,115
Less: accumulated depreciation	(76,204)	(30,984)
Net property and equipment	$618,022	$538,131

Depreciation expense for the years ended December 31, 2008 and 2007 was $42,386 and $53,472, respectively.

8.

DUE TO DIRECTORS

Amount due to directors consisted of:

	2008	2007
Due to a Director - Chen Jie	$107,496	$106,794
Due to a Director - Li Changde	3,884	3,859
Due to a Director - Wang Wei	9,212	9,151
Total	$120,592	$119,804

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
(Audited)

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

12.	NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This Statement provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances.

SFAS No. 141 (Revised), Business Combinations. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent are to be included in the equity section of the balance sheet, but apart from the parent's equity. All changes in the parent's ownership interest in a subsidiary are to be accounted for as equity transactions. Any retained noncontrolling equity interest in a deconsolidated subsidiary is to be initially measured at fair value, with any gain or loss on consolidation measured using this fair value.

SFAS No. 161,Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures for all derivative instruments and hedging activities covered by SFAS No. 133.

SFAS NoSOP No. 07-01, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP 07-01 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies. The provisions of the SOP are effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. As of December 1, 2007 the FASB has proposed an indefinite deferral of this SOP.

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
(Audited)

12.

NEW ACCOUNTING PRONOUNCEMENTS - Continued

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