Form 10-Q
period 2009-03-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2009-05-15
CIK 1010566

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Yes ☒             No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐             No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐         Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2009 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$84,283	$51,307
Inventories	436,927	456,766
Other receivables	80,565	77,280
Interest receivable	106,821	135,768
Short term investment	889,203	1,035,686
Deposits and prepayments	31,362	34,294
Total current assets	1,629,161	1,791,101

Due from shareholders	75,427	75,441
Property, plant and equipment (net)	580,638	618,022
	$2,285,226	$2,484,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$-	$167,468
Accrued liabilities	304,300	179,525
Due to directors	132,320	120,592
Due from related parties	19,866	19,869
Other payables	203,088	181,077
Total current liabilities	659,574	668,531

Stockholders' equity
China Longyi stockholders' equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(28,433,400)	(28,258,774)
Accumulated other comprehensive income	236,098	235,985
Total China Longyi stockholders' equity	1,456,796	1,631,309
Noncontrolling interest	168,856	184,724
Total equity	1,625,652	1,816,033
	$2,285,226	$2,484,564

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		Period from
	March 31,		June 4,1997 (inception) to
	2009	2008	March 31, 2009
Revenues
Sales	$23,713	$82,738	$652,780
Cost of sales	23,939	55,591	821,909
Gross margin	(226)	27,147	(169,129)
Operating expenses			-
General and administrative expenses	207,094	151,371	16,607,521
Goodwill impairment loss	-	-	5,408,584
Write-off inventory and bus licenses	-	-	3,322,712
Research and development costs	-	-	8,850,928
	207,094	151,371	34,189,745
Loss from operations	(207,320)	(124,224)	(34,358,874)
Other income (expense)			-
Interest income	12,066	44,495	257,889
Other income	5,636	46	969,072
Transaction exchange loss	(876)	(885)	1,018,541
Gain on asset disposal	-	-	1,172
Gain on debt settlement	-	-	156,018
Gain on disposal subsidiary	-	-	4,093,455
Interest expense	-	-	(712,302)
	16,826	43,656	5,783,845
Loss before income tax expense and noncontrolling interest	(190,494)	(80,568)	(28,575,029)
Income tax expense	-	-	-
Net loss	(190,494)	(80,568)	(28,575,029)
Add: Net loss attributable to non-controlling interest	15,868	6,912	141,629
Net loss attributable to China Longyi	$(174,626)	$(73,656)	$(28,433,400)

Basic and diluted loss per share attributable to China Longyi stockholders	$(0.00)	$(0.00)

Weighted average number of shares outstanding- basic and diluted	77,655,862	77,655,864

Comprehensive income(loss)
Net loss	$(190,494)	$(80,568)
Foreign currency translation adjustment	113	241,717
Comprehensive income (loss)	(190,381)	161,149
Comprehensive income (loss) attributable to noncontrolling interest	15,889	(52,838)
Comprehensive income (loss) attributable to
China Longyi	$(174,492)	$108,311

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,		Period from Jun 4, 1997 (inception) to
	2009	2008	March 31, 2009
Cash flows from operating activities:
Net loss	$(190,494)	$(80,568)	$(28,264,544)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	10,789	11,708	1,088,065
Impairment loss for fixed assets	26,477	-	1,052,930
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-		(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Other receivables	(3,293)	(495,489)	5,302,011
Interest receivable	28,922	(46,986)	(102,663)
Deposits and prepyment	764	89,017	677,064
Inventory	19,752	(41,788)	(906,322)
Other payables	(8,458)	-	(415,247)
Accounts payable and accrued liabilities	1,746	123,000	(3,370,913)
Net cash used in operating activities	(113,795)	(441,106)	(10,783,250)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption (purchase) of short term investment	146,284	-	(250,626)
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment		(21,322)	(556,247)
Purchases of construction in progress		(86,179)	(169,081)
Sales of property and equipment	-	-	697,502
Deposit on subsidiary	-		(10,922)
Net cash provided by (used in) investing activities	146,284	(107,501)	(3,133,784)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collecttion from shareholders		235,375	427,691
Collection (payments) to/from stockholders	-	31,102	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds from notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Net cash provided by financing activities		266,477	14,109,520
Effect of foreign exchange rate fluctuation	487	241,717	(108,203)
Increase(decrease) in cash and cash equivalents	32,976	(40,413)	84,283
Cash and cash equivalents, beginning of period	51,307	64,547	(0)
Cash and cash equivalents, end of period	$84,283	$24,134	$84,283

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

BUSINESS

The Company was incorporated under the laws of the state of New York on February 29, 1996. We amended our certificate of incorporation on October 16, 2007 and changed our name from Minghua Group International Holdings Limited to China Longyi Group International Holdings Limited. At the same time, we implemented a 1-for-20 reverse stock split of issued and outstanding shares of our common stock which reduced the number of our issued and outstanding share from 198,509,866 to 9,925,493. We also issued 4,349,307 shares that were previously subscribed. These financial statements have been adjusted retrospectively to show all stock transactions using post-split amounts.

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

NONCONTROLLING INTEREST IN SUBSIDIARIES

The Company owns 90% of the equity interests in Beijing SOD, and the remaining 10% is owned by Miss Ran Wang. Therefore, the Company records noncontrolling interest expense to allocate 10% of the loss of the Beijing SOD to its minority shareholder.

The Company owns 81% of the equity interest in Chongqing SOD 9% is owned by Miss Ran Wang, and the remaining 10% by Mr. Guoqing Tan. Therefore, the Company records noncontrolling interest charge in the statement of operations to allocate 19% of the results of operations of Chongqing SOD to its minority shareholders.

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the years ended March 31, 2009 and 2008 were both $0 and a cumulative amount of $8,850,928 for the period from June 4, 1997 (inception) to March 31, 2009.

EARNING (LOSS) PER SHARE

Basic earning (loss) per common share ("LPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earning per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

There were no stock options and potentially dilutive securities outstanding at March 31, 2009.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with SFAS 123(R), “Share-Based Payment.” Under SFAS 123(R) the Company is required to recognize share-based compensation expense at fair valued. The Company had no such compensation expense for the three months ended March 31, 2009.

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

The Company has a one year deposit certificate with an investment company in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the three months ended March 31, 2009 and for the year ended December 31, 2008 was $889,203and $1,035,686, and was recorded on the balance sheet as a short term investment.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” relating to the business of China Longyi Group International Holdings Limited and its subsidiary companies. The forward-looking statements include, among others, statements concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on assumptions and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Risks and uncertainties include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any of the factors mentioned in the “Risk Factors” section of the Company’s annual report on Form 10-K filed on April 14, 2009. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

Overview of our Business

We are a New York corporation that was formed on February 29, 1996. Prior to November 12, 2007, we had limited operations and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation. On November 12, 2007, we entered into a share purchase agreement with Daykeen Group Limited, a British Virgin Islands company, pursuant to which we acquired 100% ownership of Top Time and its 90% majority owned subsidiary Beijing SOD, and Beijing SOD’s 81% majority owned PRC subsidiary, Chongqing SOD.

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

First Quarter of 2009 Financial Performance Highlights

Due to the overall economic slowdown in the global economy, consumer demand for health supplementary products, including our SOD wine, decreased significantly. In order to reduce our cost of sales, the management made the decision to change the package of our products. As a result, we only sold products with current package to reduce the level of inventory without producing new products during the first quarter of 2009. In addition, we sold our products at lower prices to increase market share. Therefore, our revenue decreased during the three months ended March 31, 2009. The following are some financial highlights for the three months ended March 31, 2009:

  Revenue: Revenue decreased $59,025, to $23,713 for the three months ended March 31, 2009, from $82,738 for the same period of 2008.

  Operating expenses: Operating expenses increased $55,723, or 37%, to $207,094 for the three months ended March 31, 2009, from $151,371 for the same period of 2008.

  Net loss attributable to China Longyi: Net loss increased $100,970, or 137%, to $174,626 for the three months ended March 31, 2009, from $73,656 for the same period in 2008.

  Fully diluted net loss per share attributable to China Longyi: Fully diluted net loss per share was $0.00 for the three months ended March 31, 2009 and 2008.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the first quarter of 2009.

  British Virgin Islands: Our wholly owned subsidiary Top Team Holdings Limited was incorporated in the British Virgin Islands, or the BVI, and, under the current laws of the BVI, is not subject to income taxes.

  China: Before the implementation of the enterprise income tax, or EIT, Foreign Invested Enterprises or FIEs, established in the PRC were generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic- invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months ended March 31, 2008

The following table summarizes the results of our operations during the fiscal quarter ended March 31, 2009 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2008 to the same period of 2009.

	Three Months Ended
	March 31,		Increase	% Increase
Item	2009	2008	(Decrease)	(% Decrease)
Revenue	$23,713	$82,738	$(59,025)	(71%	)
Cost of Revenue	23,939	55,591	(31,652)	(57%	)
Gross Profit	(226)	27,147	(27,373)	(101%	)
Operating Expenses	207,094	151,371	55,723	37%
Other Income	16,826	43,656	(26,830)	(61%	)
Provision for Taxes	-	-	-	-
Net loss before noncontrolling interest	$(190,494)	$(80,568)	$(109,926)	136%

Revenues. Our revenues are derived primarily from sales of our SOD products. Revenues decreased $59,025, or 71%, to $23,713 for the three months ended March 31, 2009, from $82,738 for the same period in 2008. Our sales of SOD products decreased during the first quarter of 2009 because our management decided to change our products’ package in order to reduce the cost of products. As a result, we only sold products with current package to reduce the level of inventory without producing new products during the first quarter of 2009. In addition, in order to increase of the market awareness of our products, we sold our products at lower prices which also contributed to the decline of our revenues.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues decreased $31,652, or 57%, to $23,939 for the three months ended March 31, 2009, from $55,591 during the same period in 2008. This decrease was mainly due to the decrease in our raw materials and labor costs, which was generally in line with the decrease in our sales. As a percentage of revenues, the cost of revenues increased to 100.95% during the three moths ended March 31, 2009 from 67.19% in the same period in 2008. Such decrease of gross margin was mainly attributable to the fact that we sold our products with the current package at lower prices which are equivalent to the cost of goods sold.

Gross Profit. Our gross profit decreased by $27,373, or 101%, to $(226) for the three months ended March 31, 2009 from $27,147 during the same period in 2008. Gross profit as a percentage of revenues was (0.95%) for the three months ended March 31, 2009, a decrease of 33.76% from 32.81% during the same period of 2008.

Operating Expenses. Our total operating expenses for the three months ended March 31, 2009 increased $55,723, or 37%, to $207,094, from $151,371 for the same period in 2008. This increase was attributable to the impairment loss on fixed assets due to the out of service of the WeiBo brewage facility of one of our subsidiaries.

Other Income. Other income was $16,826 during the three months ended March 31, 2009, which represents a decrease of $26,830 from the $43,656 during the same period in 2008. This decrease was attributable to the lower interest income we received as a result of the decrease in the amount of principal of short term investment during the first quarter of 2009.

Net Loss attributable to China Longyi. As a result of the increase in operating expenses and the decrease in the sales of our products, our net loss increased by $100,970, or 137%, to $174,626 for the three months ended March 31, 2009, from $73,656 for the same period in 2008.

Liquidity and Capital Resources

We had $84,283 in cash and cash equivalents as of March 31, 2009, and a one year cash investment of $889,203. As of such date, we also had total current assets of $1,629,161 and total assets of $2,285,226. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $659,574. Our stockholders’ equity as of March 31, 2009 was $1,456,796. Since inception, we have accumulated a net loss of $28,433,400.

The following table summarizes the statements of cash flows from the financial statements for the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

	Three months Ended March 31,
	2009	2008
Net Cash (Used In) Operating Activities	$(113,795)	$(441,106)
Net Cash Provided by (Used in) Investing Activities	146,284	(107,501)
Net Cash Provided By Financing Activities	0	266,477
Net increase (decrease) in Cash and Cash Equivalents	32,976	(40,413)
Cash and Cash Equivalents - Beginning of Period	51,307	64,547
Cash and Cash Equivalents – End of Period	84,283	24,134

Operating Activities

Net cash used in operating activities was $113,795 for the three-month period ended March 31, 2009, which is a decrease of $327,311 from $441,106 of net cash used in the operating activities for the same period of 2008. The decrease of the cash used in operating activities was mainly attributed to the significant decrease in other receivables and interest receivable and deposits and prepayment accounts.

Investing Activities

Net cash provided by investing activities for the three-month period ended March 31, 2009 was $146,284, which is an increase of $253,785 from net cash used in investing activities of $107,501 for the same period of 2008. The increase in the net cash provided by investing activities was mainly due to the short term investment redemption. Our main use of cash in investing activities was to make a short term investment by holding a one-year certificate of deposit with a financial investment company in the PRC.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2009 was $0 as compared to $266,477 provided by financing activities for the same period in 2008. We did not have any financing activities during the three months ended March 31, 2009.

The Company did not have any bank loans as of March 31, 2009.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Jie Chen, our Chief Executive Officer, and Xinmin Pan, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended March 31, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the first fiscal quarter of 2009.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: May 15, 2009
By: /s/ Jie Chen
-------------------------------------
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: May 15, 2009	By: /s/ Xinmin Pan
-------------------------------------
Xinmin Pan
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.