Form 10-Q
period 2009-06-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2009-08-14
CIK 1010566

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

The numbers of shares outstanding of each of the issuer's classes of common equity, as of August 12, 2009 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	June 30,	December 31,
ASSETS	2009	2008
Current assets
Cash and cash equivalents	$17,765	$51,307
Inventories	421,357	456,766
Other receivables	65,147	77,280
Interest receivable	113,642	135,768
Short term investment	809,219	1,035,686
Deposits and prepayments	31,673	34,294
Total current assets	1,458,803	1,791,101

Due from shareholders	75,471	75,441
Property, plant and equipment (net)	570,183	618,022
	$2,104,457	$2,484,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$-	$167,468
Accrued liabilities	272,870	179,525
Due to directors	123,253	120,592
Due from related parties	19,877	19,869
Other payables	197,035	181,077
Total current liabilities	613,035	668,531

Stockholders' equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
stage	(28,555,095)	(28,258,774)
Accumulated other comprehensive income	236,447	235,985
Total China Longyi stockholders' equity	1,335,450	1,631,309
Non-controlling interest	155,972	184,724
Total stockholders' equity	1,491,422	1,816,033
	$2,104,457	$2,484,564

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended		Six months ended		Period from
	June 30,		June 30,		June 4, 1997
					(inception) to
	2009	2008	2009	2008	June 30, 2009
Revenues
Sales	$11,291	$32,589	$35,004	$116,105	$664,071
Cost of sales	12,266	23,221	36,205	73,698	834,175
Gross margin	(975)	9,368	(1,201)	42,407	(170,104)
Operating expenses
General and administrative expenses	140,773	190,909	347,867	347,983	16,748,294
Goodwill impairment loss	-	-	-	-	5,408,584
Write-off inventory and bus licenses	-	-	-	-	3,322,712
Research and development costs	-	-	-	-	8,850,928
	140,773	190,909	347,867	347,983	34,330,518
Loss from operations	(141,748)	(181,541)	(349,068)	(305,576)	(34,500,622)
Other income (expense)
Interest income	6,799	17,703	18,865	62,870	264,688
Other income (expense)	2	(14,258)	5,638	358	969,074
Transaction exchange gain	368	-	(508)	71,624	1,018,909
Gain on asset disposal	-	-	-	-	1,172
Gain on debt settlement	-	-	-	-	156,018
Gain on disposal of subsidiary	-	-	-	-	4,093,455
Interest expense	-	-	-	-	(712,302)
	7,169	3,445	23,995	134,852	5,791,014
Net Loss	(134,579)	(178,096)	(325,073)	(170,724)	(28,709,608)
Add: Net loss attributable to non- controlling interest	12,884	6,310	28,752	10,509	154,513
Net loss attributable to China Longyi	(121,695)	(171,786)	(296,321)	(160,215)	(28,555,095)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,854	77,655,862	77,655,854

Comprehensive income(loss)
Net loss	$(134,579)	$(178,096)	$(325,073)	$(170,724)
Foreign currency translation adjustment	305	(39,968)	462	201,749
Comprehensive income (loss)	$(134,274)	$(218,064)	$(324,611)	$31,025
Comprehensive income (loss) attributable to non-controlling interest	(12,826)	(13,904)	(28,664)	27,823
Comprehensive income (loss) attributable to China Longyi	$(121,448)	$(204,160)	$(295,947)	$3,202

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended June 30,		Period from June 4, 1997 (inception) to
	2009	2008	June.30, 2009
Cash flows from operating activities:
Net loss	$(296,321)	$(160,215)	$(28,555,095)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	21,588	21,421	1,098,864
Impairment loss for fixed assets	26,490	-	1,052,943
Net loss attributable to non-controlling interest	(28,752)	(10,662)	155,972
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
Gain on disposition in subsidiary	-		(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Inventory	35,585	(69,253)	(890,489)
Other receivables	7,439	(22,555)	5,312,743
Interest receivable	22,177	(64,619)	(109,408)
Deposits and prepayment	472	110,719	676,771
Accounts payable and accrued liabilities	(66,927)	17,739	(3,439,587)
Other payables	13,444	(365,803)	(393,345)
Net cash used in operating activities	(264,805)	(543,228)	(10,934,261)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(29,803,768)
Redemption (purchase) of short term investment	226,846	373,664	(170,064)
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	-	(2,653)	(556,247)
Purchases of construction in progress	-	(83,013)	(169,081)
Sales of property and equipment	-	-	697,502
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	226,846	287,998	(31,166,516)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collection from stockholders	-	382,387	427,691
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	41,263,139
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds from notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Net cash provided by financing activities	-	382,387	42,222,814
Effect of foreign exchange rate fluctuation	4,417	(92,875)	(104,272)
Increase(decrease) in cash and cash equivalents	(33,542)	34,282	17,765
Cash and cash equivalents, beginning of period	51,307	64,547	-
Cash and cash equivalents, end of period	$17,765	$98,829	$17,765

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$712,302
Cash paid for income taxes	$-	$-	$-

See notes to consolidated financial statements

5

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

1.

BUSINESS DESCRIPTION AND ORGANIZATION

BUSINESS

The Company was incorporated under the laws of the state of New York and amended their certificate of incorporation on October 16, 2007 and changed its name from Minghua Group International Holdings Limited to China Longyi Group International Holdings Limited and at the same time, implemented a 1-for-20 reverse stock split of issued and outstanding shares of our common stock which reduced the number of our issued and outstanding shares from 198,509,866 to 9,925,493, of which 4,349,307 previously subscribed shares were issued. These financial statements have been adjusted retrospectively to show all stock transactions using post-split amounts.

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

The Company had incurred losses since inception and had little working capital until June 29, 2007. However, the substantial doubt about its ability to continue as a going concern, which contemplated the realization of assets and the payment of liabilities in the ordinary course of business, was alleviated on July 27, 2007, when management obtained $28,113,294 in funding through the issuance of additional stock to one of the Company's shareholders. On November 12, 2007, the Company completed an acquisition transaction with Top Time whereby it paid Daykeen, Top Time's sole shareholder, a total consideration of $54.9 million, in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. The equity portion of the purchase price amounts to a total of 62,250,000 post reverse split shares of the Company's common stock.

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

The Company has determined the People's Republic of China Chinese Yuan Renminbi (“RMB”) to be its functional currency. The accompanying consolidated financial statements are presented in United States (US) dollars. The consolidated financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

NON-CONTROLLING INTEREST IN SUBSIDIARIES

The Company owns 90% of the equity interests in Beijing SOD, and the remaining 10% is owned by Miss Ran Wang. Therefore, the Company records non-controlling interest expense to allocate 10% of the loss of the Beijing SOD to Miss Ran Wang, its non-controlling shareholder.

The Company owns 81% of the equity interest in Chongqing SOD 9% is owned by Miss Ran Wang, and the remaining 10% by Mr. Guoqing Tan. Therefore, the Company records non-controlling interest charge in the statement of operations to allocate 19% of the results of operations of Chongqing SOD to its non-controlling shareholders.

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

The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because it has experienced operating losses since inception. The benefit of any tax loss carry forwards is fully offset by a valuation allowance, as there is a more than fifty percent chance that the Company will not realize those benefits.

There are net operating loss carry forwards allowed under the Hong Kong and China Governments' tax system.

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the six months ended June 30, 2009 and 2008 were both $0 and a cumulative amount of $8,850,928 for the period from June 4, 1997 (inception) to June 30, 2009.

EARNING (LOSS) PER SHARE

Basic earning (loss) per common share ("LPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earning per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

There were no stock options nor potentially dilutive securities outstanding at June 30, 2009.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with SFAS 123(R), “Share-Based Payment.” Under SFAS 123(R) the Company is required to recognize share-based compensation expense at fair valued. The Company had no such compensation expense for the three or six months ended June 30, 2009.

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

The Company has a one year deposit certificate with an investment company in the PRC. The certificate generates interest at 5.5% to 8% per annum. The principal amount for the six months ended June 30, 2009 and 2008 was $809,219 and $1,035,686, respectively and was recorded on the balance sheet as a short term investment.

4.	INCOME TAXES

Net operating loss carry forwards are allowed under the Hong Kong and Chinese governments' tax systems. In China, the previous five years' net operating losses are allowed to be carried forward to offset future taxable income. In Hong Kong, net operating losses can be carried forward indefinitely to offset future taxable income. No deferred tax asset has been recognized due to the uncertainty of the Company having future taxable profits.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” relating to the business of China Longyi Group International Holdings Limited and its subsidiary companies. The forward-looking statements include, among others, statements concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on assumptions and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Risks and uncertainties include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors mentioned in the “Risk Factors” section of the Company's annual report on Form 10-K filed on April 14, 2009. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

  “China” and “PRC” are references to the People's Republic of China;

  “RMB” refers to Renminbi, the legal currency of China;

  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States;

  “Securities Act” means the Securities Act of 1933, as amended; and

  “Exchange Act” means the Securities Exchange Act of 1934, as amended.

Overview of our Business

We are a New York corporation that was formed on February 29, 1996. Prior to November 12, 2007, we had limited operations and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation. On November 12, 2007, we entered into a share purchase agreement with Daykeen Group Limited, a British Virgin Islands company, pursuant to which we acquired 100% ownership of Top Time and its 90% majority owned subsidiary Beijing SOD, and Beijing SOD's 81% majority owned PRC subsidiary, Chongqing SOD.

As a result of our acquisition of Top Time, our business is now manufacturing, developing and marketing superoxide dismutase, or SOD, products in China. SOD is an antioxidant enzyme that catalyzes the reduction of superoxide and plays a critical role in the defense of cells against the toxic effect of oxygen radicals. Our SOD products have a wide range of applications, especially as additive to foods, medicines and cosmetic products. In recent years, more and more people are choosing to eat or drink healthier foods and beverages, which are supplemented with our SOD products as an additive. We plan to market, sell and service our products nationally through a combination of company-owned offices and independent sales agents. Currently we have two sales offices, one located in Chengdu, and the other located in Chongqing, and we plan to establish agents in additional offices across China. We have targeted our approach to meet local market conditions which we believe provides the best possible products for our customers throughout China.

Second Quarter of 2009 Financial Performance Highlights

Due to the overall economic slowdown in the global economy, consumer demand for health supplementary products, including our SOD wine, decreased significantly. In order to reduce our cost of sales, the management made the decision to change the package of our products. As a result, we only sold products with the current package to reduce the level of inventory without producing new products during the second quarter of 2009. In addition, we sold our products at lower prices to increase market share. Therefore, our revenue decreased during the six months ended June 30, 2009. The following are some financial highlights for the three months ended June 30, 2009:

  Revenue: Revenue decreased $21,298, or 65.4%, to $11,291for the three months ended June 30, 2009, from $32,589 for the same period in 2008.

  Expense from operations: Expense from operations decreased $50,136, or 26.26%, to $140,773 for the three months ended June 30, 2009, from $190,909 for the same period in 2008.

  Net loss: Net loss decreased $43,517, or 24.43%, to $134,579 for the three months ended June 30, 2009, from $178,096 for the same period in 2008.

  Fully diluted net income per share: Fully diluted net loss per share was $0.00 for the three months ended June 30, 2009, as compared to $0.00 for the same period in 2008.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the second quarter of 2009.

  British Virgin Islands: Our wholly owned subsidiary Top Team Holdings Limited was incorporated in the British Virgin Islands, or the BVI, and, under the current laws of the BVI, is not subject to income taxes.

  China: Before the implementation of the enterprise income tax, or EIT, Foreign Invested Enterprises or FIEs, established in the PRC were generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People's Congress of China passed the new Corporate Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic- invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

  The Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization's business, fiscal condition and current operations in China.

  In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to a EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25.0%.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months ended June 30, 2008

The following table summarizes the results of our operations for the three months ended June 30, 2009 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2008 to the same period of 2009.

	Three Months Ended
	June 30,		Increase	% Increase
Item	2009	2008	(Decrease)	(% Decrease)
Revenue	$11,291	$32,589	$(21,298)	(65.35%	)
Cost of Revenue	12,266	23,221	(10,955)	(47.18%	)
Gross Profit	(975)	9,368	(10,343)	(110.41%	)
Operating Expenses	140,773	190,909	(50,136)	(26.26%	)
Other Income	7,169	3,445	3,724	108.10%
Provision for Taxes	-	-	-	-
Net loss before non-controlling interest	$(134,579)	$(178,096)	$(43,517)	(24.43%	)

Revenues. Our revenues are derived primarily from sales of our SOD products. Revenues decreased $21,298, or 65.35%, to $11,291 for the three months ended June 30, 2009, from $32,589 for the same period in 2008. Our sales of SOD products decreased during the second quarter of 2009 because the management decides to change our products' package in order to reduce the cost of products. As a result, we only sold products with current package to reduce the level of inventory without producing new products during the second quarter of 2009. In addition, in order to increase of the market awareness of our products, we sold our products at prices lower than their costs which also contributed to the decline of our revenues.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues decreased $10,955 or 47.18%, to $12,266 for the three months ended June 30, 2009, from $23,221 during the same period in 2008. This decrease was mainly due to the decrease in our raw materials and labor costs, which was generally in line with the decrease in our sales. As a percentage of revenues, the cost of revenues increased to 108.6% during the three months ended June 30, 2009 from 71.3% in the same period in 2008. Such decrease of gross margin was mainly attributable to the fact that we sold our products with the current package at prices which are lower than the costs of goods sold.

Gross Profit. Our gross profit decreased by $10,343, or 110.41%, to $(975) for the three months ended June 30, 2009 from $9,368 during the same period in 2008. Gross profit as a percentage of revenues were (8.6%) for the three months ended June 30, 2009, and a decrease of 37.4% from 29% during the same period in 2008.

Operating Expenses. Our total operating expenses for the three months ended June 30, 2009 decreased $50,136, or 26.26%, to $140,773, from $190,909 for the same period in 2008. This reduction was mainly due to that the fact that a part of financial service fee paid by the company last year was not incurred during the same period in 2009.

Other Income. Other income was $7,169 during the three months ended June 30, 2009 an increase of $3,724 from $3,445 during a same period in 2008. This decrease was attributable to the lower interest income we received as a result of the decrease in the amount of principal of short term investment during the first quarter of 2009.

Net Loss attributable to China Longyi. As a result of the decrease in our operating expenses, our net loss decreased by $43,517, or 24.43%, to $134,579 for the three months ended June 30, 2009, from $178,096 for the same period in 2008.

Six Months Ended June 30, 2009 Compared to Six Months ended June 30, 2008

The following table summarizes the results of our operations for the six months ended June 30, 2009 and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2008 to the same period of 2009.

	Six Months Ended
	June 30,		Increase	% Increase
Item	2009	2008	(Decrease)	(% Decrease)
Revenue	$35,004	$116,105	$(81,101)	(69.85%	)
Cost of Revenue	36,205	73,698	(37,493)	(50.87%	)
Gross Profit	(1,201)	42,407	(43,608)	(102.83%	)
Operating Expenses	347,867	347,983	(116)	(0.00%	)
Other Income	23,995	134,852	(110,857)	(82.21%	)
Provision for Taxes	-	-	-	-
Net loss before non-controlling interest	$(325,073)	$(170,724)	$154,349	90.41%

Revenues. Revenues decreased $81,101, or 69.85%, to $35,004 for the six months ended June 30, 2009, from $116,105 for the same period in 2008. Our sales of SOD products decreased during the six months ended June 30, 2009 because the management decides to change our products' package in order to reduce the cost of products. As a result, we only sold products with current package to reduce the level of inventory without producing new products for the six months ended June 30, 2009. In addition, in order to increase of the market awareness of our products, we sold our products at prices lower than their costs which also contributed to the decline of our revenues.

Cost of Revenues. Our cost of revenues decreased $37,493, or 50.87%, to $36,205 for the six months ended June 30, 2009, from $73,698 during the same period in 2008. This decrease was mainly due to the decrease in our raw materials and labor costs, which was generally in line with the decrease in our sales. As a percentage of revenues, the cost of revenues increased to 103.4% during the six months ended June 30, 2009 from 63% in the same period in 2008. Such decreased of gross margin was mainly attributable to the fact that some of SOD products sold as lower price than the cost due to used in promotional purposes.

Gross Profit. Our gross profit decreased by $43,608, or 102.83%, to $(1,201) for the six months ended June 30, 2009 from $42,407 during the same period in 2008. Gross profit as a percentage of revenues was (3.4%) for the six months ended June 30, 2009, a decrease of 40% from 36.6% during the same period in 2008. Such percentage decrease was mainly due to the fact that we sold our products with the current package at prices which are lower than the costs of goods sold.

Operating Expenses. Our total operating expenses for the six months ended June 30, 2009 were $347,867, which have remained relatively stable as compared to $347,983 for the same period in 2008.

Other Income. Other income was $23,995 during the six months ended June 30, 2009, a decrease of $110,857 from $134,852 during a same period in 2008. This decrease was attributable to the lower interest income we received as a result of the decrease in the amount of principal of short term investment during the six months ended June 30, 2009.

Net Loss attributable to China Longyi. As a result of the decrease in the sales of our products and other income, our net loss increased by $154,349, or 90.41%, to $325,073 for the six months ended June 30, 2009, from $170,724 for the same period in 2008.

Liquidity and Capital Resources

We had $17,765 in cash and cash equivalents as of June 30, 2009, and a one year cash investment of $809,219. As of such date, we also had total current assets of $1,458,803 and total assets of $2,104,457. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $613,035. Our stockholders' equity as of June 30, 2009 was $1,491,422. Since inception, we have accumulated a net loss of $28,555,095.

The following table summarizes the statements of cash flows from the financial statements for the six months ended June 30, 2009 compared to the six months ended June 30, 2008:

	Six months Ended June 30,
	2009	2008
Net Cash (Used In) Operating Activities	$(264,805)	$(543,228)
Net Cash Provided By Investing Activities	226,846	287,997
Net Cash Provided By Financing Activities	-	382,387
Net increase (decrease) in Cash and Cash Equivalents	(33,542)	34,282
Cash and Cash Equivalents - Beginning of Period	51,307	64,547
Cash and Cash Equivalents – End of Period	17,765	98,829

Operating Activities

Net cash used in operating activities was $264,805 for the six-month period ended June 30, 2009, which is a decrease of $278,423 from $543,228 of net cash used in the operating activities for the same period of 2008. The decrease of the cash used in operating activities was mainly attributed to the significant decrease in other receivables and interest receivable and deposits and prepayment accounts.

Investing Activities

Net cash provided by investing activities for the six-month period ended June 30, 2009 was $226,846, which is a decrease of approximately $61,151 from net cash provided by investing activities of $287,997 for the same period of 2008. The decrease of the cash provided by investing activities was mainly due to the decline of redemption of short term investment during the six moths ended June 30, 2009 compared with the same period 2008. Our main use of cash in investing activities was to make a short term investment by holding a one-year certificate of deposit with a financial investment company in the PRC.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2009 was $0 as compared to $382,387 provided by financing activities for the same period in 2008. We did not have any financing activities during the six months ended June 30, 2009.

The Company did not have any bank loans as of June 30, 2009.

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

SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent are to be included in the equity section of the balance sheet, but apart from the parent's equity. All changes in the parent's ownership interest in a subsidiary are to be accounted for as equity transactions. Any retained non-controlling equity interest in a deconsolidated subsidiary is to be initially measured at fair value, with any gain or loss on consolidation measured using this fair value.

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

SP No. FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides. This FSP provides conforming amendments to the illustrations in FASB Statements No. 87, 88, and 106 and to related staff implementation guides as a result of the issuance of FASB Statement No. 158. The conforming amendments made by this FSP are effective as of the effective dates of Statement No. 158. The unaffected guidance that this FSP codifies into Statements No. 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method.

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

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures'

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

As required by Rule 13a-15 under the Exchange Act, our management, including Jie Chen, our Chief Executive Officer, and Xinmin Pan, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of June 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended June 30, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the second quarter of 2009.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

DATED: August 14, 2009	By: /s/ Jie Chen Jie Chen Chief Executive Officer (Principal Executive Officer)

DATED: August 14, 2009	By: /s/ Xinmin Pan Xinmin Pan Chief Financial Officer (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.