Form 10-Q
period 2009-09-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2009-11-16
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

The numbers of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2009 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
ASSETS	2009	2008
Current assets
Cash and cash equivalents	$6,956	$51,307
Inventories	421,226	456,766
Other receivables	85,380	77,280
Interest receivable	206,394	135,768
Short term investment	752,829	1,035,686
Deposits and prepayments	31,295	34,294
Total current assets	1,504,080	1,791,101

Due from shareholders	-	75,441
Property, plant and equipment (net)	560,996	618,022
	$2,065,076	$2,484,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$166,565	$167,468
Accrued liabilities	160,559	179,525
Due to directors	120,589	120,592
Due from related	19,935	19,869
Other payables	133,029	181,077
Total current liabilities	600,677	668,531

Stockholders' equity
Common stock, par value $.01; 200,000,000 shares authorized; 77,655,854 shares issued and outstanding in each period	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540

Deficit accumulated during the development stage	(28,583,061)	(28,258,774)
Accumulated other comprehensive income	239,012	235,985
Total China Longyi stockholders' equity	1,310,049	1,631,309
Nontrolling interest	154,350	184,724
	$2,065,076	$2,484,564

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Nine months ended		Three months ended		Period from
	September 30,		September 30,		June 4,1997
					(inception) to
					September 30,
	2009	2008	2009	2008	2009
Revenues
Sales	$56,163	$138,469	$21,159	$21,151	$685,230
Cost of sales	51,576	92,306	15,371	18,103	849,546
Gross margin	4,587	46,163	5,788	3,048	(164,316)
Operating expenses					-
General and administrative expenses	463,103	476,890	115,236	127,127	16,863,530
Goodwill impairment loss	-	-	-	-	5,408,584
Write-off inventory and bus licenses	-	-	-	-	3,322,712
Research and development costs	14,637	-	14,637	-	8,865,565
	477,740	476,890	129,873	127,127	34,460,391
Loss from operations	(473,153)	(430,727)	(124,085)	(124,079)	(34,624,707)
Other income (expense)					-
Interest income	111,030	78,998	92,165	15,396	356,853
Other income (expense)	5,709	93	1	-	969,145
Transaction exchange gain	1,753	105,327	2,261	33,703	1,021,170
Gain on asset disposal	-	-	-	-	1,172
Gain on debt settlement					156,018
Gain on disposal subsidiary	-	-	-	-	4,093,455
Interest expense	-	-	-	-	(712,302)
	118,492	184,418	94,427	49,099	5,885,511

Loss before income tax expense and noncontrolling interest	(354,661)	(246,309)	(29,658)	(74,980)	(28,739,196)

Income tax expense	-	-	-	-	-
Net loss	(354,661)	(246,309)	(29,658)	(74,980)	(28,739,196)
Less: Net loss attributable to noncontrolling interest	30,374	(20,357)	1,622	(9,794)	156,135
Net loss attributable to China Longyi	$(324,287)	$(225,952)	$(28,036)	$(65,186)	$(28,583,061)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,845	77,655,862	77,655,845

Comprehensive Loss
Net loss	(354,661)	(246,309)	(29,658)	(74,980)
Foreign currency translation adjustment	3,027	193,299	2,565	(8,450)
Comprehensive loss	$(351,634)	$(53,010)	$(27,093)	$(83,430)
Comprehensive income (loss) attributable to non-controlling interest	$(29,799)	$57,084	$(1,135)	$8,189
Comprehensive loss attributable to China Longyi	$(321,835)	$(110,094)	$(25,958)	$(91,619)

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,		Period from Jun 4, 1997
	2009	2008	(inception) to 09.30, 2009
Cash flows from operating activities:
Net loss	(324,287)	(225,952)	$(28,583,061)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	58,878	31,598	1,136,154
Impairment loss for fixed assets			1,026,453
Net loss (income) attributable to non-controlling interest	(30,374)	(20,357)	154,350
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
Gain on disposition in subsidiary	-	-	(3,882,796)
Research and development expenses recorded in organizatio	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:	-	-
Other receivables	(12,692)	(124,583)	5,292,612
Interest receivable	(69,976)	(78,659)	(201,561)
Deposits and prepyment	940	81,513	677,240
Inventory	36,928	(76,925)	(889,146)
Other payables	7,484	(351,719)	(399,305)
Accounts payable and accrued liabilities	(74,309)	60,444	(3,446,968)
Net cash used in operations	(407,408)	(704,640)	(11,076,862)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption (purchase) of short term investment	285,412	366,882	(111,498)
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	-	(2,605)	(556,247)
Purchases of construction in progress	-	(81,507)	(169,081)
Sales of property and equipment	-	-	697,502
Deposit on subsidiary	-		(10,922)
Net cash provided by (used in) investing activities	285,412	282,770	(2,994,656)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collections from shareholders	75,467	375,447	503,158
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Net cash provided by financing activities	75,467	375,447	14,184,986
Effect of foreign exchange rate fluctuation	2,178	1,161	(106,512)
Increase(decrease) in cash and cash equivalents	(44,351)	(45,262)	6,956
Cash and cash equivalents, beginning of period	51,307	64,547	(0)
Cash and cash equivalents, end of period	6,956	$19,285	$6,956

Supplemental disclosures of cash flow information:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-

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

BUSINESS

The Company was incorporated under the laws of the state of New York and amended their certificate of incorporation on October 16, 2007 and changed its name from Minghua Group International Holdings Limited to China Longyi Group International Holdings Limited and at the same time, implemented a 1-for-20 reverse stock split of issued and outstanding shares of our common stock. As a result, the number of our issued and outstanding shares was reduced from 198,509,866 to 9,925,493, of which 4,349,307 previously subscribed shares were issued. These financial statements have been adjusted retrospectively to show all stock transactions using post-split amounts.

On November 12, 2007, the Company entered into a share purchase agreement (the “Share Purchase Agreement”), with Daykeen Group Limited (“Daykeen”), a BVI company pursuant to which it acquired 100% ownership of Top Time International Limited (“Top Time”), a Hong Kong company. Daykeen is the sole shareholder of Top Time. Top Time owns 90% equity interest of Beijing Longyi Biology Technology Co. Ltd. (“Beijing SOD”), which is a holding company that owns 90.05% equity interest of Chongqing JiuZhou Dismutase Biology Technology Co. Ltd (“Chongqing SOD”), a corporation incorporated in China. Chongqing SOD is a manufacturer of superoxide dismutase, or SOD products. As a result of this acquisition transaction, Top Time became our wholly owned subsidiary and Daykeen became our controlling stockholder upon our issuance to Daykeen of the equity portion of the purchase price in accordance with the Share Purchase Agreement. Top Time was incorporated in Hong Kong in December 2006 and currently has two subsidiaries: Beijing SOD and Chongqing SOD. Beijing SOD is 90% owned by Top Time and was incorporated in China in March 2005. Chongqing SOD was incorporated in China in March 2007 and is 90.05% owned by Beijing SOD.

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

The Company owns 81% of the equity interest in Chongqing SOD. Miss Ran Wang owns 9% of Chongqing SOD and the remaining 10% is owned by Mr. Guoqing Tan. Therefore, the Company records non-controlling interest charge in the statement of operations to allocate 19% of the results of operations of Chongqing SOD to its non-controlling shareholders.

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

Recently Enacted Accounting Standards – In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

SFAS No. 141 (Revised) (ASC Topic 805), Business Combinations. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.

SFAS No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent are to be included in the equity section of the balance sheet, but apart from the parent's equity. All changes in the parent's ownership interest in a subsidiary are to be accounted for as equity transactions. Any retained non-controlling equity interest in a deconsolidated subsidiary is to be initially measured at fair value, with any gain or loss on consolidation measured using this fair value.

SFAS No. 161 (ASC Topic 815),Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures for all derivative instruments and hedging activities covered by SFAS No. 133.

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

PROPERTY AND EQUIPMENT

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Under the provisions of SFAS No. 144, (ASC Topic 360) “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, the Company recognizes an “impairment charge” when the expected net undiscounted future cash flows from an asset's use and eventual disposition are less than the asset's carrying value and the asset's carrying value exceeds its fair value. Measurement of fair value for an asset or group of assets may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset or assets.

Expenditures for maintenance, repairs and betterments, which do not materially extend the normal useful life of an asset, are charged to operations as incurred. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or income (loss) is reflected in income.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation and amortization are provided for financial reporting purposes primarily on the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated
Useful Life
Transportation equipment	5 years
Office, computer software and equipment	5 years
Furniture and fixtures	5 years
Production equipment	10 years
Building and improvements	20 years

INTANGIBLE ASSETS

The Company adopted the provisions of SFAS No. 142 (ASC Topic 350), Goodwill and Other Intangible Assets (SFAS 142), effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has performed the requisite annual transitional impairment tests on intangible assets and made the impairment adjustments as necessary.

INCOME TAXES

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 (ASC Topic 740), “Accounting for Income Taxes,” these deferred taxes are measured by applying currently enacted tax laws.

The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because it has experienced operating losses since inception. The benefit of any tax loss carry forwards is fully offset by a valuation allowance, as there is a more than likely that the Company will not realize those benefits.

There are net operating loss carry forwards allowed under the Hong Kong and China governments’ tax system.

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the nine months ended September 30, 2009 was $14,637 and the same period of 2008 was $0 and a cumulative amount of $8,865,565 for the period from June 4, 1997 (inception) to September 30, 2009.

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

There were no stock options nor potentially dilutive securities outstanding at September 30, 2009.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with SFAS 123(R) (ASC Topic 718), “Share-Based Payment.” Under SFAS 123(R) the Company is required to recognize share-based compensation expense at fair valued. The Company had no such compensation expense for the three or nine months ended September 30, 2009.

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

3.	SHORT TERM INVESTMENT

The Company has a one year deposit certificate with an investment company in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount at September 30, 2009 and December 31, 2008 was $752,829 and $1, 035,686 respectively and were recorded on the balance sheet as a short term investment.

4.	INCOME TAXES

Net operating loss carry forwards are allowed under the Hong Kong and Chinese governments’ tax systems. In China, the previous five years’ net operating losses are allowed to be carried forward to offset future taxable income. In Hong Kong, net operating losses can be carried forward indefinitely to offset future taxable income. No deferred tax asset has been recognized due to the uncertainty of the Company having future taxable income.

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

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) (ASC Topic 825) requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS No. 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

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

7.	SUBSEQUENT EVENTS

Subsequent events have been reviewed to November 12, 2009. The Company believes there are no material subsequent events for which disclosure would be appropriate.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” relating to the business of China Longyi Group International Holdings Limited and its subsidiary companies. The forward-looking statements include, among others, statements concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on assumptions and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Risks and uncertainties include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or impliedy by such forward looking statements. Such risks and uncertainties include any of the factors mentioned in the “Risk Factors” section of the Company’s annual report on Form 10-K filed on April 14, 2009. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

  “Securities Act” means the Securities Act of 1933, as amended; and

  “Exchange Act” means the Securities Exchange Act of 1934, as amended.

Overview of our Business

We manufacture, develop and market superoxide dismutase, or SOD, products in China. SOD is an antioxidant enzyme that catalyzes the reduction of superoxide and plays a critical role in the defense of cells against the toxic effect of oxygen radicals. Our SOD products have a wide range of applications, especially as additive to foods, medicines and cosmetic products. In recent years, more and more people are choosing to eat or drink healthier foods and beverages, which are supplemented with our SOD products as an additive. We plan to market, sell and service our products nationally through a combination of company-owned offices and independent sales agents. Currently we have two sales offices, one located in Chengdu, and the other located in Chongqing, and we plan to establish agents in additional offices across China. We have targeted our approach to meet local market conditions which we believe provides the best possible products for our customers throughout China. During the third quarter of 2009, we spent approximately $14,637 to establish “Beijing Changping Bioscience Technology Developing and Researching Center” in order to broaden our product portfolio and meet more diversified demands from our SOD consumers.

Third Quarter of 2009 Financial Performance Highlights

Due to the overall economic slowdown in the global economy, consumer demand for health supplementary products, including our SOD wine, decreased significantly. In order to reduce our cost of sales, the management made the decision to change the package of our products. As a result, we only sold products with the current package to reduce the level of inventory without producing new products during the third quarter of 2009. In addition, we sold our products at lower prices to increase market share. Therefore, our revenue decreased during the nine months ended September 30, 2009.

The following are some financial highlights for the three months ended September 30, 2009:

  Revenue: Revenue remains stable by increasing $8, or 0.04%, to $21,159 for the three months ended September 30, 2009, from $21,151 for the same period in 2008.

  Expense from operations: Expense from operations increased $2,746, or 2%, to $129,873 for the three months ended September 30, 2009, from $127,127 for the same period in 2008.

  Net loss: Net loss decreased $45,322, or 60%, to $29,658 for the three months ended September 30, 2009, from $74,980 for the same period in 2008.

  Fully diluted net income per share: Fully diluted net loss per share was $0.00 for the three months ended September 30, 2009, as compared to $0.00 for the same period in 2008.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the third quarter of 2009.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months ended September 30, 2008

The following table summarizes the results of our operations for the three months ended September 30, 2009 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2008 to the same period of 2009.

	Three Months Ended
	September 30,		Increase	% Increase
Item	2009	2008	(Decrease)	(% Decrease)
Revenue	$21,159	$21,151	$8	0.04%
Cost of Revenue	15,371	18,103	(2,732)	(15%	)
Gross Profit	5,788	3,048	2,740	90%
Operating Expenses	129,873	127,127	2,746	2%
Other Income	94,427	49,099	45,328	92%
Provision for Taxes	-	-	-	-
Net loss	$29,658	$74,980	$(45,322)	(60%	)

Revenues. Our revenues are derived primarily from sales of our SOD products. Revenues remained stable by increasing $8, or 0.04%, to $21,159 for the three months ended September 30, 2009, from $21,151 for the same period in 2008.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues decreased $2,732 or 15%, to $15,371 for the three months ended September 30, 2009, from $18,103 during the same period in 2008. As a percentage of revenues, the cost of revenues decreased to 72.65% during the three months ended September 30, 2009 from 85.59% in the same period in 2008. Such decrease of gross margin was mainly attributable to the fact that we sold our products with the current package at prices which are lower than the costs of goods sold.

Gross Profit. Our gross profit increased by $2,740, or 90%, to $5,788 for the three months ended September 30, 2009 from $3,048 during the same period in 2008. Gross profit as a percentage of revenues were 27.35% for the three months ended September 30, 2009, and an increase of 12.94% from 14.41% during the same period in 2008. The increase in gross profit was due to the decrease in our cost of revenues.

Operating Expenses. Our total operating expenses for the three months ended September 30, 2009 increased $2,746, or 2%, to $129,873, from $127,127 for the same period in 2008. This increase was mainly due to the fact that the company spent $14,637 on research and development of SOD products, although the general and administrative expenses decreased as compared with the same period of last year.

Other Income. Other income was $94,427 during the three months ended September 30, 2009, an increase of $45,328 from $49,099 during a same period in 2008. This increase was attributable to an interest income which increased to $92,165 during the three months ended September, 2009 from $15,395 for the same period in 2008.

Net Loss. As a result of the increase in our other income, our net loss decreased by $45,322, or 60%, to $29,658 for the three months ended September 30, 2009, from $74,980 for the same period in 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months ended September 30, 2008

The following table summarizes the results of our operations for the nine months ended September 30, 2009 and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2008 to the same period of 2009.

	Nine Months Ended
	September 30,		Increase	% Increase
Item	2009	2008	(Decrease)	(% Decrease)
Revenue	$56,163	$138,469	$(82,306)	(59%	)
Cost of Revenue	51,576	92,306	(40,730)	(44%	)
Gross Profit	4,587	46,163	(41,576)	(90%	)
Operating Expenses	477,740	476,890	850	0.18%
Other Income	118,492	184,418	(65,926)	(36%	)
Provision for Taxes	-	-	-	-
Net loss	$354,661	$246,309	$108,352	44%

Revenues. Revenues decreased $82,306, or 59%, to $56,163 for the nine months ended September 30, 2009, from $138,469 for the same period in 2008. Our sales of SOD products decreased during the nine months ended September 30, 2009 because the management decided to change our products’ package in order to reduce future costs. As a result, we only sold products with current package to reduce the level of inventory without producing new products for the nine months ended September 30, 2009. In addition, in order to increase of the market awareness of our products, we sold our products at prices lower than their costs which also contributed to the decline of our revenues.

Cost of Revenues. Our cost of revenues decreased $40,730, or 44%, to $51,576 for the nine months ended September 30, 2009, from $92,306 during the same period in 2008. This decrease was mainly due to the SOD products sold declined. As a percentage of revenues, the cost of revenues increased to 91.8% during the nine months ended September 30, 2009 from 66.66% in the same period in 2008. Such decrease of gross margin was mainly attributable to the fact that some of SOD products sold as lower price than the cost for our market promotion purposes.

Gross Profit. Our gross profit decreased by $41,576, or 90%, to $4,587 for the nine months ended September 30, 2009 from $46,163 during the same period in 2008. Gross profit as a percentage of revenues was 8.2% for the nine months ended September 30, 2009, and a decrease of 25.2%% from 33.34% during the same period in 2008. Such percentage decrease was mainly due to the fact that some of SOD products sold as lower price than the cost due to used in promotional purposes.

Operating Expenses. Our total operating expenses for the nine months ended September 30, 2009 were $477,740, which have remained relatively stable as compared to $476,890 for the same period in 2008.

Other Income. Other income was $118,492 during the nine months ended September 30, 2009, a decrease of $65,926 from $184,418 during a same period in 2008. This decrease was mainly due to the range of exchange rate fluctuation between RMB and HK$ in 2008 was great than 2009. The transaction exchange gain was $1,754 during the nine months ended September 30, 2009 and $105,327 at the same period of 2008, there was a decrease of $103,573 compared with 2009 and 2008.

Net Loss. As a result of the decrease in the sales of our products and other income, our net loss increased by $108,352, or 44%, to $354,661 for the nine months ended September 30, 2009, from $246,309 for the same period in 2008.

Liquidity and Capital Resources

We had $6,956 in cash and cash equivalents as of September 30, 2009, and a one year cash investment of $752,829. As of such date, we also had total current assets of $1,504,080 and total assets of $2,065,076. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $600,677. Our stockholders’ equity as of September 30, 2009 was $1,310,049. Since inception, we have accumulated a net loss of $28,583,061.

The following table summarizes the statements of cash flows from the financial statements for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008:

	Nine months Ended September 30,
	2009	2008
Net Cash Used In Operating Activities	$(407,408)	$(704,640)
Net Cash Provided By Investing Activities	285,412	282,770
Net Cash Provided By Financing Activities	75,467	375,447
Net decrease in Cash and Cash Equivalents	(44,351)	(45,262)
Cash and Cash Equivalents - Beginning of Period	51,307	64,547
Cash and Cash Equivalents – End of Period	6,956	19,285

Operating Activities

Net cash used in operating activities was $407,408 for the nine-month period ended September 30, 2009, which is a decrease of $297,232 from $704,640 of net cash used in the operating activities for the same period of 2008. The decrease of the cash used in operating activities was mainly attributed to the significant decrease in other receivables and interest receivable and deposits and prepayment accounts, which decreased sharply mitigated by an increase in accounts payable in 2009.

Investing Activities

Net cash provided by investing activities for the nine-month period ended September 30, 2009 was $285,412, which remains relatively stable as compared to net cash provided by investing activities of $282,770 for the same period of 2008.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2009 was $75,467 as compared to $375,447 provided by financing activities for the same period in 2008. We collected $75,467 from shareholder Mr. Tan Guoqing during the nine months ended September 30, 2009, because he agreed to pay of his loan $75,467 at the third quarter of 2009 after the management communicated and negotiated with him.

The Company did not have any bank loans as of September 30, 2009.

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

New Accounting Pronouncements

SFAS No. 159 (ASC Topic 825), The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This Statement provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances.

SFAS No. 141 (Revised) (ASC Topic 805), Business Combinations. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.

SFAS No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent are to be included in the equity section of the balance sheet, but apart from the parent's equity. All changes in the parent's ownership interest in a subsidiary are to be accounted for as equity transactions. Any retained non-controlling equity interest in a deconsolidated subsidiary is to be initially measured at fair value, with any gain or loss on consolidation measured using this fair value.

SFAS No. 161 (ASC Topic 815),Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures for all derivative instruments and hedging activities covered by SFAS No. 133.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Jie Chen, our Chief Executive Officer, and Xinmin Pan, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of September 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any unregistered equity securities during the fiscal quarter ended September 30, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the third quarter of 2009.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: November 16, 2009
By: /s/ Jie Chen
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: November 16, 2009	By: /s/ Xinmin Pan
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