Form 10-K
period 2009-12-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2010-04-15
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

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

Yes [     ]          No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [     ]          No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]           No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [     ]          No [ x ]

As of June 30, 2009, there were 77,655,862 shares of the Registrant’s common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant’s common stock (based upon the average bid and asked price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $2.22 million. Shares of the Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 14, 2010, there were 77,655,862 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

FORM 10-K
For the Fiscal Year Ended December 31, 2009

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

  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States (for all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.8346 (exchange rate used in the balance sheet) and $1 = RMB 6.8311 (exchange rate used in the statements of operations) for its fiscal year 2009 financial statements, and $1 = RMB 6.9480 for fiscal year 2008 financial statements, which were determined based on the currency conversion rate in effect at the balance sheet date for each respective quarter);

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

Our Industry

The health supplements industry in China is currently made up of many small- and medium-sized companies that manufacture and distribute products generally intended to, or marketed for the purpose of maintaining, and sometimes improving, the body’s health and general well being. China is one of the fastest growing health supplements markets in the world. With rapid economic growth and continued improvement of its peoples’ livelihoods, the demand for health supplements from China’s 1.3 billion people has expanded tremendously over the last 20 years. Today the Chinese health supplements industry is estimated to be worth approximately $6 billion in annual sales, according to the China Health Care Association, which is an association attached to China's Ministry of Health. Given China’s current annual per capita consumption of health supplements is approximately $10—which is far below that of many western countries.

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

Sales & Marketing Strategy

Our sales and marketing department currently consists of 16 employees. We are developing a diversified sales network which allows us to effectively market products and services to our customers. In addition to sales efforts conducted directly by our internal sales team and other employees, we also use sales agents. Currently we have 15 sales agents selling our products.

In terms of geographic area, our sales network covers 21 cities in China. Our Jiuzhou SOD wine has been listed on the governmental procurement list of Chongqing City, which will grant us a priority to sell our SOD products to various governmental agencies in Chongqing City. We also expect that our SOD products will be listed on the governmental procurement list of Beijing City. We plan to expand our sales network to cover more Chinese cities, including Shenzhen, Guangzhou, Nanjing, Shanghai, Shijiazhuang, Lhasa and Nanchang.

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

Research and Development

We currently operate our research and development department through Beijing SOD. As of December 31, 2009, we have 12 research and development staff and five of them hold Master/PhD degrees. Our research and development department is responsible for developing advanced technologies, developing new SOD products and training. We also plan to establish a “life technology” research academy where our staff may research and develop SOD’s application as an antioxidant and energy booster.

Expenditures for research and development for the years ended December 31, 2009 and 2008 were $29,278 and $0 respectively.

Regulation

Based on different potential uses, SOD products in China are classified into three types under the Chinese law and accordingly are subject to different Chinese laws and regulations.

If the SOD products are sold for manufacturing food, they are considered as food additives. Under current Chinese law, a company may not produce SOD products for food additives use without two licenses, the Food Hygiene License issued by the provincial Administration of Health, or AOH, and the Food Production License issued by the provincial Administration of Quality Supervision, Inspection and Quarantine, or AQSIQ. If the SOD products are sold as raw materials for drugs, the Company should first obtain the Pharmaceutical Producer License from the provincial AOH and the approval from the provincial Food and Drug Administration, or FDA.

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

Employees

As of December 31, 2009, we had a total of 72 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our Company.

Department	Number of Employees
Sales	16
Administration	8
Finance	5
SOD Production Center	35
Research and Development	12
Total	76

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports on Form 10-K. We are subject to this requirement commencing with our fiscal year ended December 31, 2008 and a report of our management is included under Item 9A(T) of this Annual Report on Form 10-K. In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls. However, this annual report does not include an attestation report because under current law, we will not be subject to these requirements until our annual report for the fiscal year ending December 31, 2010. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent registered public accountants. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accountants with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

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

Our executive offices are located at 8/F East Area, Century Golden Resources Business Center, 69 Bangjing Road, Haidian District, Beijing, People’s Republic of China 100089. Our executive offices consist of approximately 130 square meters consisting entirely of administrative office space. This lease expired on December 31, 2005 and we continue to rent this property on a month-to-month basis.

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

ITEM 4. (REMOVED AND RESERVED)

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

	Closing Prices (1)
	High	Low

Year Ended December 31, 2009

1st Quarter	$0.25	$0.25
2nd Quarter	$0.25	$0.25
3rd Quarter	$0.25	$0.25
4th Quarter	$0.25	$0.25

Year Ended December 31, 2008

1st Quarter	$2.50	$0.51
2nd Quarter	$1.25	$0.25
3rd Quarter	$0.25	$0.25
4th Quarter	$0.25	$0.25

_____________________________
(1)The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

On April 14, 2010, there were approximately 306 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be	Weighted-average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and	future issuance
	warrants and rights	rights
Equity compensation plans approved by security holders	-	-	0
Equity compensation plans not approved by security holders	2,000,000	$1.75	20,000,000
Total	2,000,000	-	20,000,000

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

We are a holding company that only operates through our indirect Chinese subsidiaries. Through our Chinese subsidiaries, we develop and manufacture SOD in China, with a wide range of applications, especially in foods, medicines and cosmetic products. We plan to market, sell and service our products nationally through a combination of company-owned offices and independent sales agents. Currently we have two sales offices, one located in Chengdu, and the other located in Chongqing, and we plan to establish agents in additional offices across China. We have targeted our approach to meet local market conditions which we believe provides the best possible products for our customers throughout China. In recent years, more and more people are choosing to eat or drink healthier foods and beverages. During fiscal year 2010, we plan to not only produce and sell our SOD wine and beverage products, but we plan to negotiate with local food manufacturing companies to become a supplier of SOD for use as a food additive.

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

  Aging Population: According to the U.S. Census Bureau, China's population age 60 and above was more than 142 million in 2005. The bureau estimates that by 2025 this demographic will more than double in size to approximately 290 million. We believe that these consumers are significantly more likely to use health supplements than younger persons and have higher levels of disposable income to pursue healthy lifestyles.

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

Fiscal Year Ended December 31, 2009 Compared to December 31, 2008

The following table summarizes the results of our operations during the fiscal years ended December 31, 2009 and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the 2008 fiscal year to the 2009 fiscal year.

Line Item	December 31, 2009	December 31, 2008	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$57,878	$144,402	$(86,524)	(60)%
Cost of Sales	$52,465	$97,849	$(45,384)	(46)%
Operating Expenses	$649,201	$2,486,510	$(1,837,309)	(74)%
Income Taxes	$-	$-	$-	-
Net (Loss)	$(493,512)	$(2,188,359)	$1,694,847	(77)%

Revenue

Our revenues in fiscal year 2009 amounted to $57,878, which is $86,524 or approximately 60% less than that of fiscal year 2008, when we had revenues of $144,402. Our sales of SOD products decreased during the fiscal year of 2009 because the management decided to change our products’ package in order to reduce future costs. As a result, we only sold products with current package to reduce the level of inventory without producing new products in the fiscal year of 2009. In addition, in order to increase of the market awareness of our products, we sold our products at prices lower than their costs which also contributed to the decline of our revenues.

Cost of Sales

Our cost of sales in fiscal years 2009 and 2008 was $52,465 and $97,849, respectively, which accounts for approximately 91% and 68%, respectively, as a percentage of total revenues. The dollar amount of the cost of sales decreased with the reduction of annual sales. Cost of sales as a percentage of annual revenues increased by about 23% in 2009 as compared with 2008, which is mainly attributable to the fact that some of SOD products were sold at a lower price than the cost for our market promotion purposes.

Operating Expenses

Our operating expenses for the fiscal year ended December 31, 2009 were $649,201, as compared to $2,486,510 for 2008. This decrease of $1,837,309 or 74% is primarily the result of the decrease of our sales of SOD products. In addition, at the beginning of 2009, our management decided to terminate some financial services provided by our accounting advisors in order to reduce the General and Administration expenses.

Income taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation for the year ended 2009.

  British Virgin Islands: Our wholly owned subsidiary Top Team Holdings Limited was incorporated in the BVI. Under the current laws of the BVI, it is not subject to income taxes.

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

We incurred no income taxes in either 2009 or 2008.

Net Loss.

Net loss decreased $1,694,847, or 77%, to $493,512 for the year ended December 31, 2009, from $2,188,359 for 2008. This decrease in net loss was primarily due to the decrease of our sales of SOD products. In addition, at the beginning of 2009, our management decided to terminate some financial services provided by our accounting advisors in order to reduce the General and Administration expenses.

Liquidity and Capital Resources

General

As of December 31, 2009, we had cash and cash equivalents of approximately $26,132. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	For the Fiscal Year Ended December 31,
	2009	2008
Net cash used in operating activities	$(469,228)	$(704,158)
Net cash provided by investing activities	357, 924	462,566
Net cash provided by financing activities	75,480	377,494
Net cash flow	(25,175)	(13,240)

Operating Activities

Net cash used in operating activities was $469,228 for the fiscal year ended December 31, 2009, which is a decrease of $234,930 from $704,158 net cash used in operating activities for 2008. The decrease of the cash used in operating activities was mainly attributable to the change of the account of other payable. The net cash provided by other payable was $6,750 in 2009 compared with net cash used in other payable of $406,789 in 2008, which is a decrease of $413,359.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash provided by investing activities for the fiscal year ended December 31, 2009 was $357,924, which is a decrease of $104,642 from net cash provided by investing activities of $462,566 for 2008. This decrease was attributable to the reduction of the short term investment principle during the fiscal year 2009.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2009 was $75,480, while in 2008 we had $377,494 net cash provided by financing activities. Such change was attributable to the fact that one of our shareholders paid off the loan borrowed from us entirely and the balance of the loan was $0 as of December 31, 2009. There were no other financing activities during the fiscal year 2009.

Although we believe that we will have enough capital to sustain our operations at our current levels through at least the next twelve months, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No.104 “Revenue recognition” (“ASC Topic 605”). Revenues are recognized as earned when the following four criteria are met: (1) a customer issues purchase orders or otherwise agrees to purchase products; (2) products are delivered to the customer; (3) pricing is fixed or determined in accordance with the purchase order or agreement; and (4) collectability is reasonably assured.

New Accounting Pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010; early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2009 and 2008 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors:

Name	Age	Position
Changde Li	53	Chairman of the Board
Jie Chen	54	Chief Executive Officer and Director
Xinmin Pan	64	Chief Financial Officer
Hui Chen	40	Director
Hongliang Li	48	Director
Wei Wang	39	Director

Changde Li was appointed Chairman of the Board of Directors on May 10, 2004. Mr. Li has also served as the President of our subsidiary, Beijing SOD, since November 8, 2007 and the chairman of the Board of Directors of our stockholder, Qiang Long, since 1993. During his tenure as chairman, he has led the Company to develop many holiday villages, hotels and business centers throughout China.

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

Hui Chen was appointed to the Board of Directors on and effective December 2, 2005. Since 1999, Mr. Chen has also served as the Assistant General Manager of our stockholder, Qiang Long, a real estate development and investment company. Mr. Chen graduated from Xi’an University of Architecture and Technology in 1991.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2009 fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table – 2009 and 2008

The following table sets forth information concerning all compensation awarded to, earned by or paid to Our Chief Executive Officer for services rendered in all capacities during 2009 and 2008. No other executive officers received total annual salary and bonus compensation in excess of $100,000 in either fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Jie Chen, CEO and Director (1)	2009	5,270	N/A	5,270
	2008	5,181	N/A	5,181

Narrative to Summary Compensation Table

(1) Ms. Chen was appointed as our Chief Executive Officer in September 2006. She received total compensation for her compensation as our Chief Executive Officer amounting to RMB 36,000 or US$5,270 in 2009.

Outstanding Equity Awards at Fiscal Year End

There was no unexercised option, stock that has not vested or equity incentive plan award for any named executive officer as of December 31, 2009.

Additional Narrative Disclosure

We have an employment agreement with Mr. Xinmin Pan who became our Chief Financial Officer in December 2006 after serving as our accountant from October 2006 to December 2006. We are obligated to pay him an annual salary of RMB 72,000, or $13,500. However, in 2007, we changed the employment agreement with Mr. Pan to pay him an annual salary of RMB 36,000 or $4,732 due to company’s limited revenue in the fiscal year 2007. We paid to Mr. Pan RMB 36,000 or $5,181 as his annual salary of the fiscal year 2008 and RMB 36,000 or $5,270 as his annual salary of the fiscal year 2009.

We have a verbal understanding with our Chief Executive Officer and Director, Jie Chen, regarding her annual salary of $5,181 and $5,270 for the fiscal years 2008 and 2009, respectively.

Although we have a verbal understanding with our Chairman, Chang-de Li regarding the payment to him of an annual salary in amount of $107,692, Mr. Li did not receive any compensation in 2008 and 2009.

Compensation of Directors

There have been no fees earned or paid in cash for services to our directors. No stock or stock options or other equity incentives were awarded to our directors for their services as directors during the fiscal year ended December 31, 2009. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. However, we do reimburse each director for reasonable travel expenses related to such director's attendance at board of directors and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock as of April 14, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Longyi Group International Holdings Limited, 8B 8/F East Area, Century Golden Resources Business Center, 69 Banjing Road, Haidian District, Beijing, and People’s Republic of China 100097.

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount &Nature of Beneficial Ownership(1)	Percent of Class(2)
Directors and Officers
Common Stock	Chang-de Li No. 95 Kangxi Road Ba Da Xia Industrial Development Zone Yanqing County, Beijing People’s Republic of China	Chairman	6,034,695 (3)	7.77%
Common Stock	Jie Chen	CEO and Director	0	*
Common Stock	Xinmin Pan	CFO	0	*
Common Stock	Hui Chen	Director	0	*
Common Stock	Hongling Li	Director	0	*
Common Stock	Wei Wang	Director	62,750,000 (4)(5)	80.81%
Common Stock	All officers and directors as a group (5 persons named above)		68,784,695	88.58%
5% Security holders
Common Stock	Daykeen Investment Limited 19th Floor, Beverly House, Nos. 93- 107 Lockhart Road, Wanchai, Hong Kong		62,250,000 (4)	80.16%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

A total of 77,655,862 shares of our common stock are considered to be issued and outstanding pursuant to SEC Rule 13d-3(d) (1) as of April 14, 2010. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2009 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

  During the six months ended June 30, 2007, Top Time loaned money to its shareholder, Guo Qing Tan. The loan bears no interest and does not have fixed repayment terms. Mr. Tan paid off the loan entirely during the year of 2009 and the balance of the loan was $0 as of December 31, 2009.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $60,000 and $60,000, respectively.

Accounting Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2009 and 2008 for assurance and related services by the principal accountant that are reasonably related to the performance of audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above are $38,585 and $38,585, respectively.

Tax Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2009 and 2008 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by Bernstein & Pinchuk LLP for our consolidated financial statements as of and for the year ended December 31, 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this report:

(1) Financial Statements are set forth beginning on page F-1 of the Report

º	Report of Independent Registered Public Accounting Firm	F-2
º	Consolidated Balance Sheets	F-3
º	Consolidated Statements of Operations and Comprehensive Loss	F-4
º	Consolidated Statements of Cash Flows	F-5
º	Consolidated Statements of Changes in Equity	F-6
º	Notes to Consolidated Financial Statements	F-7

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

*10.31	Loan Agreement, dated December 22, 2006, by and between Top Time and Daykeen. [Incorporated by reference to Exhibit 10.7of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

*10.32	Agreement, dated December 27, 2006, by and between Top Time and Daykeen. [Incorporated by reference to Exhibit 10.8 of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

*14	Code of Ethics [incorporated by reference to Exhibit 14 of the Annual Report on Form 10- KSB of the Company for the fiscal year ended December 31, 2003]

*21	A description of the subsidiaries of the registrant. [Incorporated by reference to Exhibit 21of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________
* Incorporated by reference as indicated.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

By: /s/ Jie Chen
Jie Chen
Chief Executive Officer

Date: April 15, 2010

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

SIGNATURE	CAPACITY	DATE

/s/Chang-de Li	Chairman
April 15, 2010
Chang-de Li

/s/Jie Chen	Chief Executive Officer and Director
April 15, 2010
Jie Chen

/s/Xinmin Pan	Chief Financial Officer
April 15, 2010
Xinmin Pan

/s/Hui Chen	Director
April 15, 2010
Hui Chen

/s/Hongliang Li	Director
April 15, 2010
Hongliang Li

/s/Wei Wang	Director
April 15, 2010
Wei Wang

F-31

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

*10.31	Loan Agreement, dated December 22, 2006, by and between Top Time and Daykeen. [Incorporated by reference to Exhibit 10.7of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

Exhibit Number	Description

*10.32	Agreement, dated December 27, 2006, by and between Top Time and Daykeen. [Incorporated by reference to Exhibit 10.8 of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

*14	Code of Ethics [incorporated by reference to Exhibit 14 of the Annual Report on Form 10- KSB of the Company for the fiscal year ended December 31, 2003]

*21	A description of the subsidiaries of the registrant. [Incorporated by reference to Exhibit 21of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference as indicated.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Longyi Group International Holdings Ltd

We have audited the accompanying consolidated balance sheets of China Longyi Group International Holdings Ltd ("the Company") as of December 31, 2009 and 2008 and the related statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2009. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

April 15, 2010
New York, New York

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2009	2008
Current assets
Cash and cash equivalents	$26,132	$51,307
Inventories	402,231	456,766
Other receivables	145,214	77,280
Interest receivable	137,429	135,768
Short term investment	692,699	1,035,686
Deposits and prepayments	34,161	34,294
Total current assets	1,437,866	1,791,101

Due from shareholders	-	75,441
Property, plant and equipment (net)	525,785	618,022
	$1,963,651	$2,484,564

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$166,226	$167,468
Accrued liabilities	198,361	179,525
Due to directors	120,440	120,592
Due to related company	19,894	19,869
Other payables	165,739	181,077
Total current liabilities	670,660	668,531

Equity
Common stock: par value $.01; 200,000,000 shares
authorized; 77,655,862 shares issued and
outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(28,752,286)	(28,258,774)
Accumulated other comprehensive income	153,144	142,469
Total China Longyi stockholders' equity	1,054,956	1,537,793
Noncontrolling interest	238,035	278,240
Total Equity	1,292,991	1,816,033
	$1,963,651	$2,484,564

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended		Period from June 4,1997
	December 31,		(inception) to
	2009	2008	December 31, 2009
Revenues
Sales	$57,878	$144,402	$686,945
Cost of sales	52,465	97,849	850,435
Gross margin	5,413	46,553	(163,490)
Operating expenses			-
General and administrative expenses	619,923	2,486,510	17,020,350
Goodwill impairment loss	-	-	5,408,584
Write-off inventory and bus licenses	-	-	3,322,712
Research and development costs	29,278	-	8,880,206
	649,201	2,486,510	34,631,852
Loss from operations	(643,788)	(2,439,957)	(34,795,342)
Other income (expense)			-
Interest income	42,567	93,631	288,390
Other income (expense)	76,687	(37,192)	1,040,123
Transaction exchange gain	(11,687)	137,774	1,007,730
Gain on asset disposal	-	-	1,172
Gain on debt settlement			156,018
Gain on disposal subsidiary	-	-	4,093,455
Interest expense	-	-	(712,302)
	107,567	194,213	5,874,586
Loss before income tax expense and noncontrolling interest	(536,221)	(2,245,744)	(28,920,756)
Income tax expense	-	-	-
Net loss	(536,221)	(2,245,744)	(28,920,756)
Less: Net loss attributable to noncontrolling interest	42,709	57,385	168,470
Net loss attributable to China Longyi	$(493,512)	$(2,188,359)	$(28,752,286)

Basic and diluted loss per share	$(0.01)	$(0.03)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862
Comprehensive loss
Net loss	$(536,221)	$(2,245,744)
Foreign currency translation	13,179	155,945
Comprehensive loss	(523,042)	(2,089,799)
Comprehensive loss attributable to noncontrolling interest	(40,205)	(27,755)
Comprehensive loss attributable to China Longyi	$(482,837)	$(2,062,044)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from Jun 4, 1997
	Year ended December 31,		(inception) to
	2009	2008	December, 31, 2009
Cash flows from operating activities:
Net loss	$(536,221)	$(2,245,744)	$(28,920,756)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	42,922	42,386	1,120,198
Loss on sales of property and equipment	9,873	-	9,873
Impairment loss for fixed assets	26,497	-	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-		(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Other receivables	(87,798)	1,766,181	5,217,506
Interest receivable	(1,492)	(93,253)	(133,077)
Deposits and prepayment	(1,988)	95,874	674,312
Inventory	55,058	34,088	(871,016)
Other payables	6,570	(406,789)	(400,219)
Accounts payable and accrued liabilities	17,351	103,099	(3,355,308)
Net cash used in operations	(469,228)	(704,158)	(11,449,168)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption (purchase) of short term investment	344,017	547,136	(52,893)
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	-	(2,619)	(556,247)
Purchases of construction in progress	-	(81,951)	(169,081)
Sales of property and equipment	13,907	-	711,409
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	357,924	462,566	(2,922,144)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collection from shareholders	75,480	377,494	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Net cash provided by financing activities	75,480	377,494	14,185,000
Effect of foreign exchange rate fluctuation	10,649	(149,142)	212,444
Increase (decrease) in cash and cash equivalents	(25,175)	(13,240)	26,132
Cash and cash equivalents, beginning of period	51,307	64,547	-
Cash and cash equivalents, end of period	$26,132	$51,307	$26,132

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

								Development	Accumulated
					Common Stock		Additional	Stage	Other
	Common Stock		Common Stock		Subscribed		Paid In	Accumulated	Comprehensive	Subscription	Due from	Noncontrolling
	$.12834 Par Value		$.01 Par Value		$.01 Par Value		Capital	Deficit	Income	Receivable	stockholder	Interest	Total

Common stock issued - June 4, 1997	10,000	$1,283		$ -		$ -	$ -	$ -	$-	$ -	-	-	$ 1,283
Net loss for the period	-	-	-	-	-	-	-	(289)	-	-	-	-	(289)
Balance December 31, 1997	10,000	1,283	-	-	-	-	-	(289)	-	-			994
													-
Net loss for the year	-	-	-	-	-	-	-	(3,209)	-	-	-	-	(3,209)
Balance December 31, 1998	10,000	1,283	-	-	-	-	-	(3,498)	-	-			(2,215)

Shares issued at par value Mar 30	990,000	127,057											127,057
Net loss for the period	-	-	-	-	-	-	-	(302)	-	-	-	-	(302)
Balance December 31, 1999	1,000,000	128,340	-	-	-	-	-	(3,800)	-	-			124,540

Net loss for the year	-	-	-	-	-	-	-	(9,876,193)	-	-	-	-	(9,876,193)
Balance December 31, 2000	1,000,000	128,340	-	-	-	-	-	(9,879,993)	-	-	-		(9,751,653)

Shares issued at $.20 Apr 5			385,685	3,857			73,280						77,137
Shares issued at $.20 Apr 17			7,500,000	75,000			1,425,000						1,500,000
Shares at par value Jun 22			28,000,000	280,000									280,000
Recapitalization Jun 22	(1,000,000)	(128,340)	3,600,000	36,000			(498,280)						(590,620)
Dividend paid Jun 22							(1,000,000)						(1,000,000)
Shares issued at $2.00 Jul 23			473,500	4,735			942,265						947,000
Shares issued at $2.00 Oct 1			10,000	100			19,900						20,000
Shares issued for debt conversion			8,500,000	85,000			8,415,000						8,500,000
Capital contributed debt to equity conversion							1,500,000						1,500,000
Net loss for the year	-	-	-	-	-	-	-	(2,492,318)	-	-	-	-	(2,492,318)
Balance December 31, 2001	-	-	48,469,185	484,692	-	-	10,877,165	(12,372,311)	-	-	-		(1,010,454)

Shares issued at $.20 Feb 20			372,807	3,728			70,833			(74,561)			-
Shares issued at par option exercise Apr 24 for svcs			540,260	5,403			410,597						416,000
Shares issued at $.13 Nov 27 for services			1,100,000	11,000			132,000						143,000
Net loss for the year	-	-	-	-	-	-	-	(2,490,990)	-	-	-	-	(2,490,990)
Balance December 31, 2002	-	-	50,482,252	504,823	-	-	11,490,595	(14,863,301)	-	(74,561)			(2,942,444)

Shares issued at $.12 Mar 31			1,513,969	15,139			166,537						181,676
Shares subscribed at $.40 Sep 29					15,000,000	6,000,000				(6,000,000)			-
Shares issued at $.40 Oct 3			1,511,488	15,115	(1,511,488)	(604,595)	589,480			1,209,482			1,209,482
Net loss for the year	-	-	-	-	-	-	-	(1,761,393)	-	-		-	(1,761,393)
Balance December 31, 2003	-	-	53,507,709	535,077	13,488,512	5,395,405	12,246,612	(16,624,694)	-	(4,865,079)			(3,312,679)

Shares issued at $.40 Jan 9 Qian Long			3,023,998	30,240	(3,023,998)	(1,209,599)	1,179,359			604,712			604,712
Shares issued at $.13 for debt conversion			24,036,269	240,363			2,887,862						3,128,225
Shares subscribed at $.21 Jan 29 Qian Long					140,000,000	29,400,000				(29,400,000)			-
Shares subscribed at $.14 Jan 13 China Cardinal					16,483,514	2,307,692				(2,307,692)			-
Shares issued at $.14 May 28 China Cardinal			4,733,229	47,332	(4,733,229)	(662,652)	615,320			662,652			662,652
Shares issued at $.14 May 28 China Cardinal			11,750,285	117,503	(11,750,285)	(1,645,040)	1,527,537			1,645,040			1,645,040
Shares issued at $.14 Mar 31 purch of Asia Key			28,210,000	282,100			3,667,300						3,949,400
Options exercised at $.12 in lieu of salary			2,500,000	25,000			275,000						300,000
Options exercised at $.12 in lieu of salary			500,000	5,000			55,000						60,000
Options exercised at $.12 in lieu of salary			1,000,000	10,000			110,000						120,000
Qian Long subscription at $.40 Dec 12			10,464,514	104,645	(10,464,514)	(4,185,806)	4,081,161			4,839,601			4,839,601
2002 stock subscription deemed to be uncollectible							(74,561)			74,561			-
Net loss for the year	-	-	-	-	-	-	-	(11,024,215)	-	-		-	(11,024,215)
Balance December 31, 2004	-	-	139,726,004	1,397,260	140,000,000	29,400,000	26,570,590	(27,648,909)	-	(28,746,205)			972,736

Shares issued at $.14 for debt			5,770,000	57,700			772,400						830,100
Net loss for the year								(1,170,770)					(1,170,770)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(230,745)	-		-	(230,745)
Balance December 31, 2005	-	-	145,496,004	1,454,960	140,000,000	29,400,000	27,342,990	(28,819,679)	(230,745)	(28,746,205)			401,321

Shares issued at $.21 December 18 Qiang Long			3,013,862	30,139	(3,013,863)	(632,911)	602,772			632,911			632,911
Net loss for the year								(345,621)					(345,621)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(25,461)	-		-	(25,461)
Balance December 31, 2006	-	-	148,509,866	1,485,099	136,986,137	28,767,089	27,945,762	(29,165,300)	(256,206)	(28,113,294)			663,150

Items applied retroactively:
Acquisition of noncontrolling interests												310,485	310,485
Reverse stock split - October 16, 2007	-	-	(141,084,373)	(1,410,844)	(130,136,830)	(27,328,734)	28,739,578	-	-	-	-		-
Shares issued at $.21 June 29,2007, 50mil shares			6,849,307	68,493	(6,849,307)	(1,438,355)	1,369,862			28,113,294			28,113,294
Shares subscribed for exchange			62,250,000	622,500			24,277,500						24,900,000
Shares issued at December 19,2007			1,131,054	11,310									11,310
Net loss for the year								3,094,885				(68,376)	3,026,509
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	272,359	-	-	63,887	336,246
Related party Acquisition Premium							(53,455,161.77)						(53,455,161.77)
Balance December 31, 2007	-	-	77,655,854	776,558	-	-	28,877,540	(26,070,415)	16,153	-	-	305,996	3,905,832

Shares issued at January,2008			8	-									-
Net loss for the year	-	-	-	-	-	-	-	(2,188,359)	-	-	-	(57,385)	(2,245,744)
Foreign currency translation adjustment		-	-	-	-	-	-	-	126,315	-	-	29,630	155,945
Balance December 31, 2008	-	-	77,655,862	776,558	-	-	28,877,540	(28,258,774)	142,469	-	-	278,240	1,816,033

Net loss for the year	-	-	-	-	-	-	-	(493,512)	-	-	-	(42,709)	(536,221)
Foreign currency translation adjustment		-	-	-	-	-	-	-	10,675	-	-	2,504	13,179
Balance December 31, 2009	$ -	$-	$77,655,862	$ 776,558	$ -	$ -	$ 28,877,540	$ (28,752,286)	$153,144	$ -	$-	$238,035	$ 1,292,991

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American (“US GAAP”) for financial information and with the instructions to Form 10 and Item 310 of Regulation S. The accounts of China LongYi Group International Holdings Limited and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the twelve months ended December 31, 2009.

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

At that time, the sole asset of Minghua Hong Kong was an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. (“Minghua China”), a Peoples Republic of China (PRC) corporation. The remaining 15% equity minority interest in Minghua China was owned by a related party, Asia Key Group Limited, through its wholly- owned subsidiary Minghua Real Estate (Shenzhen) Ltd, formerly known as Minghua Investment Co., Ltd. (“Minghua Real Estate”). On January 29, 2004, Minghua USA acquired this 15% minority interest held by Minghua Real Estate, in a related party transaction by paying $990,638 in cash and issuing 28,210,000 common shares of Minghua USA. In September 2006, Minghua USA disposed of its entire interests in Minghua Hong Kong and Minghua China.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

1.	BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

Through acquisition of Top Time, we changed our business to develop, manufacture and sell SOD products. As a result, on November 28, 2007, one of our subsidiaries, Top Team Holdings Limited (BVI), disposed of five subsidiaries including Euromax International Investments Limited, Beijing China Cardinal Real Estate Consulting Co., Ltd, Eagle Bus Development Limited (HK), Good View Bus Manufacturing Company Limited (HK), and Guangzhou City View Bus Installation Company Limited (PRC) to Mr. Chen, Zhiping for RMB5, 000,000.

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

On July 27, 2007, Company instructed prior Transfer Agent to issue the 50,000,000 shares of common stock to deliverable Qiang Long in the name of Jolly Concept Management Limited, in accordance with Qiang Long’s instructions. On December 14, 2007, Company instructed the present Transfer Agent to issue the replacement certificate showing the new name of the company and the correct number of shares, post reverse-split, and the remaining 4,349,307 shares of common stock issuable to Qiang Long, to Jolly Concept Management Limited and to Zhang, Lifang. The company also agreed to issue 1,131,026 shares of common stock post-reverse-split to Luck Pond Enterprises Limited or its designee, for its services as finder in connection with the Qiang Long investment. On December 14, 2007, company instructed the present Transfer Agent to issue the total amount of 62,250,000 shares of the Company’s common stock, post-reverse-split, issuable to Daykeen, to Daykeen Investment Limited.

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

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements for all periods from date of acquistion include the financial statements of China Longyi Group International Holding Limited, Top Team Holdings Limited, Full Ample Group Limited (Daykeen Group, BVI), Top Time International Limited (HK), Beijing Longyi Biology Technology Co. Ltd, and Chongqing JiuZhou Dismutase Biology Technology Co. Ltd. The consolidated statements have been prepared in accordance with US GAAP. All significant intercompany transactions have been eliminated.

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

NONCONTROLLING INTEREST IN SUBSIDIARIES

The Company owns 90% of the equity interest in the Beijing LongYi Biology Technology Co. Ltd, and the remaining 10% is owned by Miss Ran Wang. Therefore, the Company records noncontrolling interest (expense) income to allocate 10% of the results of the Beijing Longyi Biology Technology limited to Miss Ran Wang, its noncontrolling shareholder.

The Company owns 81% of the equity interest in the Chongqing JiuZhou Dismutase Biology Technology Co. Ltd, and remaining 9% is owned by Miss Ran Wang, and another 10% is owned by Mr. Guoqing Tan. Therefore, the Company records noncontrolling interest (expense) income to allocate 19% of the results of the Chongqing JiuZhou Dismutase Biology Technology Co. Ltd to Miss Ran Wang and Mr. Guoqing Tan, its noncontrolling shareholder.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue recognition” (“ASC Topic 605”). Revenues are recognized as earned when the following four criteria are met: (1) a customer issues a purchase order or otherwise agrees to purchase products; (2) products are delivered to the customer; (3) pricing is fixed or determined in accordance with the purchase order or agreement; and (4) collectability is reasonably assured.

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

INTANGIBLE ASSETS

The Company adopted the provisions of SFAS No. 142 (“ASC Topic 350”), Goodwill and Other Intangible Assets, effective January 1, 2002. Under ASC Topic 350, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has performed the requisite annual transitional impairment tests on intangible assets and made the impairment adjustments as necessary.

INCOME TAXES

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 (“ASC Topic 740”), “Accounting for Income Taxes,” these deferred taxes are measured by applying currently enacted tax laws.

The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because it has experienced operating losses since inception.

There are net operating income (loss) carry forwards allowed under the Hong Kong and China Governments’ tax system.

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the years ended December 31, 2009 and 2008 were $29,278 and $0 respectively and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to December 31, 2009.

RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN

The caption “Due to Related Company” are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company rents office space from the related company.

EARNINGS (LOSS) PER SHARE

Earnings per share are calculated in accordance with SFAS No. 128 (“ASC Topic 260”), “Earnings Per Share”. Basic earnings per share is computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

	2009	2008
NUMERATOR FOR BASIC AND DILUTED LPS
Net loss attributable to common stockholders	$(493,512)	$(2,188,359)

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares of common stock outstanding	77,655,862	77,655,862

LPS - Basic and diluted	$(0.01)	$(0.03)

There were no potentially dilutive securities outstanding at December 31, 2009 as the result would be anti-dilutive.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with SFAS 123(R) (“ASC Topic 718”), “Share-Based Payment.” Under ASC Topic 718 the Company is required to recognize share-based compensation expense at fair valued. The Company had no such compensation expense for the years ended December 31, 2009 and 2008.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010; early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

3.	BUSINESS ACQUISITIONS

On March 13, 2003, Minghua USA’s indirect subsidiary, Minghua Environmental Protection Science and Technology Limited, a Hong Kong limited company (“Minghua Science”), entered into the Acquisition Agreement with Good View Bus Manufacturing (Holdings) Company Limited, a Hong Kong limited company (Good View), Eagle Bus Development Limited, a Hong Kong limited company (Eagle), and Mr. Sin Keung Kok (Mr. Kok), relating to the acquisition of an 89.8% equity interest in the Guangzhou City View Bus Installation Company, a People’s Republic of China limited company (the Guangzhou Bus Installation Company).The Guangzhou Bus Installation Company manufactured motor coaches for domestic sale in China and for export under the “Eagle” brand name.

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

The purchase price of RMB14, 000,000 (US$1,690,474) was determined by the parties based upon the fair market value of the assets and business potential of Guangzhou Bus Installation Company.

The purchase price was allocated to assets and liabilities as follows on the designated effective date on January 1, 2004:

Accounts receivable	$4,227
Inventories	1,714,957
Others receivable	523,857
Property, plant and equipment	1,295,170
Intangible – 28 bus licenses	1,018,125
Bank note payable	(66,425)
Accounts payable	(2,055,941)
Accrued liabilities	(816,482)
Due to related parties	(281,131)
Due to director	(84,519)
Others payable	(29,910)
Subtotal	$1,221,928
Goodwill (cost in excess of FMV)	468,546
Total purchase price paid	$1,690,474

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

3.	BUSINESS ACQUISITIONS (Continued)

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

3.	BUSINESS ACQUISITIONS (Continued)

In aggregate, Minghua USA recognized gains of $707,825 on the sale of the subsidiaries.

	Minghua	Minghua	Minghua
	Hong Kong	Seience	China
	US$	US$	US$	Total
Inventories	$-	$-	$304	$304
Prepaid expenses	-	-	66,412	66,412
Other fixed assets	-	-	450,424	450,424
Accumulated	-	-	(401,208)	(401,208)
Accounts payable	-	-	(3,274)	(3,274)
Accrued expenses	(70,902)	(4,486)	(429,353)	(504,741)
Due to directors	-	-	(92,779)	(92,779)
Others payable	-	-	(51,591)	(51,591)
Short-term loan	-	-	(171,372)	(171,372)
	(70,902)	(4,486)	(632,437)	(707,825)

On October 16, 2007, Minghua USA changed its name to China LognYi Group International Holdings Limited. At the same time, the Company implemented a 1 for 20 reverse stock split of issued and outstanding shares of our common stock which reduced the number of our issued and our outstanding shares form 198,509,866 to 9,925,493.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

4.	STOCKHOLDERS' EQUITY (Continued)

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

  The number of issued and outstanding shares of Common Stock

  The number of authorized and reserved shares of Common Stock;

  The number of authorized but unissued and unreserved shares of Common Stock.

CAPITALIZATION STRUCTURE OF THE COMPANY AT VARIOUS TIMES

	Capital Structure	Capital Structure
	Pre-Reverse Split	Post-Reverse Split
	(As of Record Date)	(On Effective Date)

Issued and outstanding shares of Common Stock	198,509,866	9,925,493
Authorized and reserved shares of Common Stock	-	-

Authorized but unissued and unreserved shares of Common Stock	1,490,134	190,074,507

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

4.	STOCKHOLDERS' EQUITY (Continued)

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

On November 12, 2007, the Company completed an acquisition transaction with Top Time whereby we paid Daykeen a total consideration of $54.9 million, in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. The equity portion of the purchase price amounts to a total of 62,250,000 shares of our common stock. The share number was calculated based upon $0.02/share, the average of the closing price of the Company’s common stock on the OTCBB for the 365 calendar days prior to May 31, 2007, which was adjusted for our stock split which occurred on October 16, 2007. As a result, the effective purchase price per share was $0.40.

On December 14, 2007, the Company instructed present Transfer Agent to issue the total amount of 62,250,000 shares of the Company’s common stock, post-reverse-split, issuable to Daykeen, to Daykeen Investment Limited.

The Company's capital structure as of December 31, 2009 and 2008 was as follows:

Common stock – par value $0.01	Authorized	Issued and outstanding
December 31, 2009	200,000,000	77,655,862
December 31, 2008	200,000,000	77,655,862

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

4.	STOCKHOLDERS' EQUITY (Continued)

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

The Company has a one year deposit certificate with an investment company in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the years ended December 31, 2009 and 2008 was $692,699 and $1,035,686, and was recorded on the balance sheet as a short term investment.

6.	INVENTORIES

Inventories at December 31, 2009 and 2008 consisted of:

	2009	2008
Materials	$34,225	$59,428
Low value consumables	13,342	56,086
Work in progress	262,785	262,496
Finished goods	91,879	78,756
	$402,231	$456,766

7.	PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of:

	2009	2008
Transportation equipment	$64,436	$97,950
Furniture and office equipment	33,879	11,066
Production equipment	239,659	225,952
Buildings and improvements	146,821	182,825
Subtotal	484,795	517,793
Less: impairment provision	(26,515)	-
accumulated depreciation	(109,145)	(76,204)
	349,135	441,589
Construction in progress	176,650	176,433
	$525,785	$618,022

Depreciation expense for the years ended December 31, 2009 and 2008 was $32,824 and $42,386, respectively. Impairment for the year ended December 31, 2009 and 2008 was $26,515and $0, respectively.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

8.	INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109 (ASC Topic 740”), “Accounting for Income Taxes.

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

The Company has a United States federal net operating loss carryforward of approximately $(5.24) million expiring in the years 2021 - 2025. The tax benefit of this net operating loss has been offset by a full valuation allowance. A portion of the net operating loss carryforward will be subject to a limitation due to the “Change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions.

Net operating income (loss) carry forwards are allowed under the Hong Kong and Chinese governments’ tax systems. In China, the previous five years’ net operating loss are allowed to be carried forward to offset future taxable income. In Hong Kong, the net operating loss can be carried forward indefinitely to offset future taxable income.

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

Statement of Financial Accounting Standards No. 107 (“ASC Topic 825”), “Disclosures about Fair Value of Financial Instruments” requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS No. 107ASC Topic 825, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in 2008 and 2009.

11.	SUBSEQUENT EVENT

The management assessed there were no events occurring after balance date as of December 31, 2009 and prior to the time of annual report completion which might affect the financial report.