Form 10-Q
period 2010-03-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2010-05-21
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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
10-884-52568
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2010 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$9,517	$26,132
Inventories	402,269	402,231
Other receivables	126,426	145,214
Interest receivable	145,363	137,429
Short term investment	626,767	692,699
Deposits and prepayments	9,799	34,161
Total current assets	1,320,141	1,437,866

Investment	10,000	-
Property, plant and equipment (net)	515,770	525,785
	$1,845,911	$1,963,651
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$166,223	$166,226
Accrued liabilities	197,016	198,361
Due to directors	120,374	120,440
Due to related company	19,894	19,894
Other payables	162,752	165,739
Total current liabilities	666,259	670,660

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(28,862,635)	(28,752,286)
Accumulated other comprehensive income	157,452	153,144
Total China Longyi stockholders' equity	948,915	1,054,956
Nontrolling interest	230,737	238,035
Total Equity	1,179,652	1,292,991
	$1,845,911	$1,963,651

 See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended		Period from June 4,1997
	March 31,		(inception) to
	2010	2009	March 31, 2010
Revenues
Sales	$1,152	$23,713	$688,097
Cost of sales	501	23,939	850,936
Gross margin	651	(226)	(162,839)
Operating expenses			-
General and administrative expenses	132,206	207,094	17,152,556
Goodwill impairment loss	-	-	5,408,584
Write-off inventory and bus licenses	-	-	3,322,712
Research and development costs	-	-	8,880,206
	132,206	207,094	34,764,058
Loss from operations	(131,555)	(207,320)	(34,926,897)
Other income (expense)			-
Interest income	7,940	12,066	296,330
Other income	10,256	5,636	1,050,379
Transaction exchange gain (loss)	(5,298)	(876)	1,002,432
Gain on asset disposal	-	-	1,172
Gain on debt settlement			156,018
Gain on disposal subsidiary	-	-	4,093,455
Interest expense	-	-	(712,302)
	12,898	16,826	5,887,484
Loss before income tax expense and noncontrolling interest	(118,657)	(190,494)	(29,039,413)
Income tax expense	-	-	-
Net loss	(118,657)	(190,494)	(29,039,413)
Less: Net loss attributable to noncontrolling interest	8,308	15,868	176,778
Net loss attributable to China Longyi	$(110,349)	$(174,626)	$(28,862,635)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862
Comprehensive loss
Net loss	$(118,657)	$(190,494)
Foreign currency translation adjustment	5,318	113
Comprehensive loss	(113,339)	(190,381)
Comprehensive loss attributable to noncontrolling interest	(7,298)	(15,889)
Comprehensive loss attributable to China Longyi	$(106,041)	$(174,492)

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period from June 4, 1997
	Three months ended March 31,		(inception)
	2010	2009	to March 31, 2010
Cash flows from operating activities:
Net loss	$(118,657)	$(190,494)	$(29,039,413)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	10,006	10,789	1,130,204
Loss on sales of property and equipment		26,477	9,873
Impairment loss for fixed assets	-	-	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
Gain on disposition in subsidiary	-		(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Other receivables	18,756	(3,293)	5,236,262
Interest receivable	(7,935)	28,922	(141,013)
Deposits and prepayment	24,360	764	698,672
Inventory	(44)	19,752	(871,060)
Other payables	(3,023)	(8,458)	(403,242)
Accounts payable and accrued liabilities	(1,259)	1,746	(3,356,567)
Net cash used in operations	(77,796)	(113,795)	(11,526,964)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	65,916	146,284	13,023
Purchase of investment	(10,000)	-	(10,000)
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	-	-	(556,247)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	-	711,409
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	55,916	146,284	(2,866,228)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collecttion from shareholders	-	-	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Net cash provided by financing activities			14,185,000
Effect of foreign exchange rate fluctuation	5,265	487	217,709
Increase(decrease) in cash and cash equivalents	(16,615)	32,976	9,517
Cash and cash equivalents, beginning of period	26,132	51,307	-
Cash and cash equivalents, end of period	$9,517	$84,283	$9,517

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

At that time, the sole asset of Minghua Hong Kong was an 85% equity interest in the Shenzhen Minghua Environmental Protection Vehicle Co., Ltd., or Minghua EPV, a PRC corporation. The remaining 15% equity minority interest in China Minghua EPV was owned by a related party, Asia Key Group Limited, through its wholly-owned subsidiary Minghua Real Estate (Shenzhen) Ltd., formerly known as Minghua Investment Co., Ltd., or Minghua Real Estate. On January 29, 2004, the Company acquired this 15% minority interest held by Minghua Real Estate, in a related party transaction by paying $990,638 in cash and issuing 28,210,000 (prereverse split) shares of our common stock. Through Minghua EPV, our business became the development and commercialization of mass transit, hybrid electric vehicles, primarily buses.

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

Qiang Long Investment

On January 29, 2004, we entered into a subscription agreement with Qiang Long Real Estate Development Co., Ltd., or Qiang Long, a PRC company, pursuant to which, as amended and supplemented from time to time, Qiang Long was obligated to purchase 140,000,000 (pre reverse split) shares of our common stock, par value $0.01 at an aggregate purchase price of US$29,400,000, or $0.21 per share. An amount equaling US$653,795 was paid to us as a performance bond and an additional US$632,911 was paid to us in 2006 in exchange for3,013,862 (pre reverse split) shares. The balance of US$28,113,294 was to be paid in full by June 30, 2007, for the remaining 136,986,138 (pre reverse split) shares. On June 29, 2007, we consummated our obligations under the contract, pursuant to a letter agreement between the Company and Qiang Long. Pursuant to the letter agreement, we acknowledged our receipt of the final payment in cash from Qiang Long as fulfillment of Qiang Long’s investment obligation, and agreed to issue 50,000,000 (pre reverse split) shares to Qiang Long on or before July 23, 2007, and the remaining 86,986,138 (pre reverse split) shares within fifteen (15) business days following the effective date of an amendment to our Certificate of Incorporation to effect a one-for-twenty reverse split of our outstanding common stock, which will be equal to 4,349,307 shares post-reverse split. Accordingly, on August 2, 2007, 50,000,000 shares were issued to Qiang Long.

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

According to all reasonably circumstances facing the company, the management prepared the financial report on the development stage company basis.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)

1.	BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

CAPITAL RESOURCES AND BUSINESS RISKS

The Company remains in the development stage and only operates through indirect Chinese subsidiaries Beijing SOD and Chongqing SOD. Through Chinese subsidiaries, we develop, manufacture and market our SOD products in China. SOD is a naturally occurring enzyme which may act as a potent antioxidant defense in cells that are exposed to oxygen. All of the company’s future business operations are subject to all of the risks inherent in the establishment of a new business enterprise. The Company has no proven revenue stream from the sales of its products. Additional capital resources through current and future offerings of securities will be needed in order to accomplish the Company's present marketing, development and manufacturing plans. The manufacturing facility and other operations in China, as well as the business financial conditions and results of operations are, to a significant degree, subject to economic, political and social events in China.

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

NONCONTROLLING INTEREST IN SUBSIDIARIES

The Company owns 90% of the equity interests in Beijing SOD, and the remaining 10% is owned by Miss Ran Wang. Therefore, the Company records noncontrolling interest expense to allocate 10% of the loss of the Beijing SOD to Miss Ran Wang, its noncontrolling shareholder.

The Company owns 81% of the equity interest in Chongqing SOD 9% is owned by Miss Ran Wang, and the remaining 10% by Mr. Guoqing Tan. Therefore, the Company records noncontrolling interest charge in the statement of operations to allocate 19% of the results of operations of Chongqing SOD to its noncontrolling shareholders.

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

INTANGIBLE ASSETS

The Company adopted the provisions of ASC Topic 350 (formerly SFAS No. 142, Goodwill and Other Intangible Assets), according to which goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has performed the requisite annual transitional impairment tests on intangible assets and made the impairment adjustments as necessary.

INCOME TAXES

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with ASC Topic 740 (formerly SFAS No. 109, “Accounting for income taxes”) these deferred taxes are measured by applying currently enacted tax laws.

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the three months period ended March 31, 2010 and 2009 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to March 31, 2010.

EARNING (LOSS) PER SHARE

Basic earning (loss) per common share ("LPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earning (loss) per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

There were no stock options and potentially dilutive securities outstanding at March 31, 2010.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with ASC Topic 718, (formerly SFAS 123(R), “Share-Based Payment.”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period. The Company had no such compensation expense for the three months ended March 31, 2010.

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

In October 2009, the FASB concurrently issued the following ASC Updates (ASU), ASU No. 2009-13—Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). ASU No. 2009-13 modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

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

In January 2010, the FASB issued the following ASC Updates, ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends ASC 810 subtopic 10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of petroleum and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in ASC 810 subtopic 10).

We expect that the adoption of the above Updates issued in January 2010 will not have any significant impact on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Consolidated Financial Statements upon adoption.

3.	INVESTMENT

The Company has a one year deposit certificate with an investment company in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the three months ended March 31, 2010 was $626,767 and $692,699 for the year ended December 31, 2009, and was recorded on the balance sheet as a short term investment.

4.	LONG TERM INVESTMENT

On January 5, 2010, the Company invested in Cangshan Duoha Vegetable Food Company (“Duoha”) with 50,000 shares of the Company’s common stock worth $10,000 as $0.2 per share to acquire 20% equity interest in of Duoha. According to the investment agreement, although we own 20% equity of Duoha, we do not have significant influence over Duoha's operating and financing policies. Therefore, the management of the Company implemented the cost method to account above investment.

5.	INCOME TAXES

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

7.	SUBSEQUENT EVENTS

Management has considered all events occurring through May 21, 2010, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” relating to the business of China Longyi Group International Holdings Limited and its subsidiary companies. The forward-looking statements include, among others, statements concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on assumptions and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Risks and uncertainties include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any of the factors mentioned in the “Risk Factors” section of the Company’s annual report on Form 10-K filed on April 15, 2010. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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
  “Beijing SOD” are references to Beijing Longyi Biology Technology Co. Ltd., our indirect, 90% owned subsidiary, a PRC company;
  “Chongqing SOD” are references to Chongqing JiuZhou Dismutase Biology Technology Co., Ltd., our indirect, majority- owned subsidiary, a PRC company;
  “China” and “PRC” are references to the People’s Republic of China;
  “RMB” refers to Renminbi, the legal currency of China;
  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States (for all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.8263 (exchange rate used in the balance sheet) and $1 = RMB6.8269 (exchange rate used in the statements of operations) for financial statements for the three months ended March 31, 2010, and $1 = RMB 6.8263 for financial statements for the three months ended March 31, 2009, which were determined based on the currency conversion rate in effect at the balance sheet date for each respective quarter);
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

First Quarter of 2010 Financial Performance Highlights

The following are some financial highlights for the three months ended March 31, 2010:

  Revenue: Revenue decreased $22,561to $1,152 for the three months ended March 31, 2010, from $23,713 for the same period of 2009.

  Operating expenses: Operating expenses decreased $74,888, or 36%, to $132,206 for the three months ended March 31, 2010, from $207,094 for the same period of 2009.

  Net loss attributable to China Longyi: Net loss decreased $64,277, or 37%, to $110,349 for the three months ended March 31, 2010, from $174,626 for the same period in 2009.

  Fully diluted net loss per share attributable to China Longyi: Fully diluted net loss per share was $0.00 for the three months ended March 31, 2010 and 2009.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation for the three months ended March 31, 2010.

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

  The Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five- year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.
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

We incurred no income taxes in either the three months ended March 31, 2010 or the three months ended March 31, 2009.

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

During the first quarter 2010, our main SOD manufacturing facilities located in Chongqing SOD were required to locate to another location due to the newly adopted city planning of Chongqing government. As a result, Chongqing SOD’s daily operations were suspended until the new manufacturing facilities become available and our revenues, cost of revenues and operating expenses decreased compared with the same period of 2009. We expect that the operations of Chongqing SOD will resume during the third fiscal quarter of 2010.

Three Months Ended March 31, 2010 Compared to Three Months ended March 31, 2009

The following table summarizes the results of our operations during the fiscal quarter ended March 31, 2010 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2009 to the same period of 2010.

	Three Months Ended
	March 31,		Increase	% Increase
Item	2010	2009	(Decrease)	(%Decrease)
Revenue	$1,152	$23,713	$(22,561)	(95%	)
Cost of Revenue	501	23,939	(23,438)	(98%	)
Gross Profit	651	(226)	877	388%
Operating Expenses	132,206	207,094	(74,888)	(36%	)
Other Income	12,898	16,826	(3,928)	(23%	)
Provision for Taxes	-	-	-	-
Net loss before noncontrolling interest	$(118,657)	$(190,494)	$(71,837)	(38%	)

Revenues. Our revenues are derived primarily from sales of our SOD products. Revenues decreased $22,561, or 95%, to $1,152 for the three months ended March 31, 2010, from $23,713 for the same period in 2009 due to the relocation of our Chongqing SOD facilities.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues decreased $23,438, or 98%, to $501 for the three months ended March 31, 2010, from $23,939 during the same period in 2009 as a result of the suspension of the operations of Chongqing SOD. As a percentage of revenues, the cost of revenues decreased to 43.49% during the three moths ended March 31, 2010 from 100.95% in the same period in 2009.

Gross Profit. Our gross profit increased by $877, or 388%, to $651 for the three months ended March 31, 2010 from $(226) during the same period in 2009. Gross profit as a percentage of revenues was 56.51% for the three months ended March 31, 2010, an increase of 57.46% from (0.95%)% during the same period of 2009.

Operating Expenses. Our total operating expenses for the three months ended March 31, 2010 decreased $74,888, or 36%, to $132,206, from $207,094 for the same period in 2009. This decrease was mainly attributable to the reduction of General and Administration expenses as a result of the suspension of the operations of Chongqing SOD during the first financial quarter 2010. In addition, during the second quarter of 2009, our management decided to terminate some financial services provided by our accounting advisors in order to reduce the General and Administration expenses. As the result, the General and Administrative expenses for the three months ended March 31, 2010 decreased compared with the same period 2009.

Other Income. Other income was $12,898 during the three months ended March 31, 2010, which represents a decrease of $3,928 from $16,826 during the same period in 2009. This decrease was attributable to the short term investment principle reduced to $626,767 from $889,203 compared with the same period of 2009. As a result, our interest income for the three months ended March 31, 2010 decreased $4,126 to $7,940, from $12,066 for the same period in 2009.

Income Taxes. We incurred no income taxes in either the three months ended March 31, 2010 or the three months ended March 31, 2009.

Net Loss attributable to China Longyi. Our net loss decreased by $64,277, or 37%, to $110,349 for the three months ended March 31, 2010, from $174,626 for the same period in 2009 as a result of the factors described above.

Liquidity and Capital Resources

We had $9,517 in cash and cash equivalents as of March 31, 2010, and a one year cash investment of $626,767. As of such date, we also had total current assets of $1,320,141 and total assets of $1,845,911. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $666,259. Our stockholders’ equity as of March 31, 2010 was $1,179,652. Since inception, we have accumulated a net loss of $28,862,635.

The following table summarizes the statements of cash flows from the financial statements for the three months ended March 31, 2010 compared to the three months ended March 31, 2009:

	Three months Ended March 31,
	2010	2009
Net Cash (Used In) Operating Activities	$(77,796)	$(113,795)
Net Cash Provided by Investing Activities	55,916	146,284
Net Cash Provided by Financing Activities	-	-
Effect of foreign exchange rate fluctuation	5,265	487
Net increase (decrease) in Cash and Cash Equivalents	(16,615)	32,976
Cash and Cash Equivalents - Beginning of Period	26,132	51,307
Cash and Cash Equivalents - End of Period	$9,517	$84,283

Operating Activities

Net cash used in operating activities was $77,796 for the three-month period ended March 31, 2010, which is a decrease of $35,999 from $113,795 of net cash used in the operating activities for the same period of 2009. The decrease of the cash used in operating activities was mainly attributed to the fact that daily operations of Chongqing SOD were suspended and the related cash used in operations was reduced accordingly.

Investing Activities

Net cash provided by investing activities for the three-month period ended March 31, 2010 was $55,916, which is a decrease of $90,368 from net cash provided by investing activities of $146,284 for the same period of 2009. The decrease in the net cash provided by investing activities was mainly due to the fact that the redemption from the short term investment in the first fiscal quarter 2010 was less than the same period of 2009. Our main use of cash investing activities in the first quarter of 2010 was an investment in an amount of $10,000 in Cangshan Duoha Vegetable Food Company.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2010 was $0 as compared to $0 provided by financing activities for the same period in 2009. We did not have any financing activities during the three months ended March 31, 2010 and 2009.

The Company did not have any bank loans as of March 31, 2010.

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

		March 31,			December 31,
	2010		2009		2009
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.8263	7.7640	6.8359	7.7502	6.8262	7.7597
Items in the statements of income and comprehensive income, and the statements of cash flows	6.8269	7.7638	6.8360	7.7547	6.8311	7.7506

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

In October 2009, the FASB concurrently issued the following ASC Updates (ASU), ASU No. 2009-13—Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). ASU No. 2009-13 modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

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

In January 2010, the FASB issued the following ASC Updates, ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends ASC 810 subtopic 10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of petroleum and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in ASC 810 subtopic 10).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of March 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended March 31, 2010 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (RESERVED AND REMOVED)

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

DATED: May 21, 2010

By: /s/ Jie Chen
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: May 21, 2010

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