Form 10-Q
period 2010-06-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2010-08-16
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Yes [    ]             No [ X ]

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2010 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	June 30,	December 31,
ASSETS	2010	2009
Current assets
Cash and cash equivalents	$8,213	$26,132
Inventories	404,430	402,231
Other receivables	124,009	145,214
Interest receivable	152,955	137,429
Short term investment	541,681	692,699
Deposits and prepayments	12,280	34,161
Total current assets	1,243,568	1,437,866

Investment	10,053	-
Property, plant and equipment (net)	508,400	525,785
	$1,762,021	$1,963,651

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$167,090	$166,226
Accrued liabilities	206,226	198,361
Due to directors	120,061	120,440
Due to related company	19,997	19,894
Other payables	173,361	165,739
Total current liabilities	686,735	670,660

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(28,986,113)	(28,752,286)
Accumulated other comprehensive income	180,124	153,144
Total China Longyi stockholders' equity	848,109	1,054,956
Noncontrolling interest	227,177	238,035
Total Equity	1,075,286	1,292,991
	$1,762,021	$1,963,651

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Six months ended		Three months ended		Period from June 4,1997
	June 30,		June 30,		(inception) to
	2010	2009	2010	2009	June 30, 2010
Revenues
Sales	$1,963	$35,004	$811	$11,291	$688,908
Cost of sales	957	36,205	456	12,266	851,392
Gross margin	1,006	(1,201)	355	(975)	(162,484)
Operating expenses					-
General and administrative expenses	250,754	347,867	118,548	140,773	17,271,104
Goodwill impairment loss	-	-	-	-	5,408,584
Write-off inventory and bus licenses	-	-	-	-	3,322,712
Research and development costs	-	-	-	-	8,880,206
	250,754	347,867	118,548	140,773	34,882,606
Loss from operations	(249,748)	(349,068)	(118,193)	(141,748)	(35,045,090)
Other income (expense)					-
Interest income	14,750	18,865	6,810	6,799	303,140
Other income (expense)	10,260	5,638	4	2	1,050,383
Transaction exchange gain	(26,276)	(508)	(20,978)	368	981,454
Gain on asset disposal	-	-	-		1,172
Gain on debt settlement			-		156,018
Gain on disposal subsidiary	-	-	-		4,093,455
Interest expense	-	-	-		(712,302)
	(1,266)	23,995	(14,164)	7,169	5,873,320
Loss before income tax expense and noncontrolling interest	(251,014)	(325,073)	(132,357)	(134,579)	(29,171,770)
Income tax expense	-	-	-	-	-
Net loss	(251,014)	(325,073)	(132,357)	(134,579)	(29,171,770)
Less: Net loss attributable to noncontrolling interest	17,187	28,752	8,879	12,884	185,657
Net loss attributable to China Longyi	$(233,827)	$(296,321)	$(123,478)	$(121,695)	$(28,986,113)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862	77,655,862	77,655,862
Comprehensive loss
Net loss	$(251,014)	$(325,073)	$(132,357)	$(134,579)
Foreign currency translation adjustment	33,309	462	27,991	305
Comprehensive loss	(217,705)	(324,611)	(104,366)	(134,274)
Comprehensive loss attributable to noncontrolling interest	(10,858)	(28,664)	(3,561)	(12,826)
Comprehensive loss attributable to China Longyi	$ (206,847)	$ (295,947)	$ (100,805)	$ (121,448)

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,		Period from Jun 4, 1997
	2010	2009	(inception) to 06.30, 2010
Cash flows from operating activities:
Net loss	$(251,014)	$(296,321)	$(29,171,770)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	20,018	21,588	1,140,216
Loss on sales of property and equipment		26,490	9,873
Impairment loss for fixed assets	-	-	1,052,950
Write-off goodwill and inventory	-	(28,752)	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-		(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Other receivables	21,396	7,439	5,238,902
Interest receivable	(14,737)	22,177	(147,815)
Deposits and prepayment	21,948	472	696,260
Inventory	(107)	35,585	(871,123)
Other payables	6,934	13,444	(393,285)
Accounts payable and accrued liabilities	7,528	(66,927)	(3,347,780)
Net cash used in operations	(188,034)	(264,805)	(11,637,202)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	153,843	226,846	100,950
Purchase of investment	(10,053)	-	(10,053)
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	-	-	(556,247)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	-	711,409
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	143,790	226,846	(2,778,354)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collection from shareholders	-	-	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Net cash provided by financing activities			14,185,000
Effect of foreign exchange rate fluctuation	26,325	4,417	238,769
Increase(decrease) in cash and cash equivalents	(17,919)	(33,542)	8,213
Cash and cash equivalents, beginning of period	26,132	51,307	-
Cash and cash equivalents, end of period	$8,213	$17,765	$8,213

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the six months period ended June 30, 2010 and 2009 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to June 30, 2010.

EARNING (LOSS) PER SHARE

Basic earning (loss) per common share ("LPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earning (loss) per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

There were no stock options and potentially dilutive securities outstanding at June 30, 2010.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with ASC Topic 718, (formerly SFAS 123(R), “Share-Based Payment.”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period. The Company had no such compensation expense for the three months ended June 30, 2010.

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

The Company has a one year deposit certificate with an investment company in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the three months ended June 30, 2010 was $541,681 and $692,699 for the year ended, 2009, and was recorded on the balance sheet as a short term investment.

4.	LONG TERM INVESTMENT

On January 5, 2010, the Company invested in Cangshan Duoha Vegetable Food Company (“Duoha”) with 50,000 shares of the Company’s common stock worth $10,000 as $0.2 per share to acquire 20% equity interest in of Duoha. According to the investment agreement, although we own 20% equity of Duoha, we do not have significant influence over tDuoha’s operating and financing policies. Therefore, the management of the Company implemented the cost method to account above investment.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)

7.	SUBSEQUENT EVENTS

Management has considered all events occurring through August 15, 2010, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

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

Second Quarter of 2010 Financial Performance Highlights

The following are some financial highlights for the three months ended June 30, 2010:

  Revenue: Revenue decreased $10,480, to $811 for the three months ended June 30, 2010, from $11,291 for the same period in 2009.

  Expense from operations: Expense from operations decreased $22,225, or 15.8%, to $118,548 for the three months ended June 30, 2010, from $140,773 for the same period in 2009.

  Net loss: Net loss decreased $2,222, or 37.8%, to $(132,357) for the three months ended June 30, 2010, from $(134,579) for the same period in 2009.

  Fully diluted net income per share: Fully diluted net loss per share was $0 for the three months ended June 30, 2010, as compared to $0 for the same period in 2009.

Provision for Income Taxes

  United States: China Longyi Group International Holdings Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holdings Limited had no income subject to United States taxation in the second quarter of 2010.

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

  Despite these pending changes, the EIT Law gives the FIEs established before March 16, 2007, or Old FIEs, such as our subsidiaries Beijing SOD and Chongqing SOD, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to a EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our consolidated global income will be subject to PRC income tax of 25.0% .

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months ended June 30, 2009

The following table summarizes the results of our operations for the three months ended June 30, 2010 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2009 to the same period of 2010.

	Three Months Ended
	June 30,		Increase	% Increase
Item	2010	2009	(Decrease)	(% Decrease)
Revenue	$811	$11,291	$(10,480)	(92.8%	)
Cost of Revenue	456	12,266	(11,810)	(96.3%	)
Gross Profit	355	(975)	1,330	136.4%
Operating Expenses	118,548	140,773	(22,225)	(15.8%	)
Other Income	(14,164)	7,169	(21,333)	(297.6%	)
Provision for Taxes	-	-	-	-
Net loss before minority interests	$132,357	$134,579	$(2,222)	(1.7%	)

Revenues. Our revenues are derived primarily from sales of our SOD products. Revenues decreased $10,480 or 92.8%, to $811 for the three months ended June 30, 2010, from $11,291 for the same period in 2009. Our sales of SOD products decreased during the second quarter of 2010 due to the relocation of our Chongqing SOD facilities.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues decreased $11,810, or 96.3%, to $456 for the three months ended June 30, 2010, from $12,266 during the same period in 2009. This decrease was mainly due to the suspension of the operations of Chongqing SOD. As a percentage of revenues, the cost of revenues decreased to 56.2% during the three moths ended June 30, 2010 from 108.6% in the same period in 2009.

Gross Profit. Our gross profit increased by $1,330, or 92.6%, to $355 for the three months ended June 30, 2010 from $(975) during the same period in 2009. Gross profit as a percentage of revenues was 43.8% for the three months ended June 30, 2010, an increase of 52.4% from (8.6%) during the same period in 2009.

Operating Expenses. Our total operating expenses for the three months ended June 30, 2010 decreased $22,225, or 15.8%, to $118,548, from $140,773 for the same period in 2009. This decrease was mainly attributable to the reduction of General and Administration expenses as a result of the suspension of the operations of Chongqing SOD during the second financial quarter 2010.

Other Income. Other income was $(14,164) during the three months ended June 30, 2010 a decrease of $21,333 from $7,169 during a same period in 2009. This decrease was mainly attributable to the reduction of exchange gain as a result of the deprecation of HK$ against US$ during the second financial quarter 2010.

Net Loss attributable to China Longyi. As a result of the factors described above, our net loss decreased by $1,783 , or 1.5%, to $(123,478) for the three months ended June 30, 2010, from $(121,695) for the same period in 2009.

Six Months Ended June 30, 2010 Compared to Six Months ended June 30, 2009

The following table summarizes the results of our operations for the six months ended June 30, 2010 and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2009 to the same period of 2010.

	Six Months Ended
	June 30,		Increase	% Increase
Item	2010	2009	(Decrease)	(% Decrease)
Revenue	$1,963	$35,004	$(33,041)	(94%	)
Cost of Revenue	957	36,205	(35,248)	(97%	)
Gross Profit	1,006	(1,201)	2,207	184%
Operating Expenses	250,754	347,867	(97,113)	(28%	)
Other Income	(1,266)	23,995	(25,261)	(105%	)
Provision for Taxes	-	-	-	-
Net loss before minority interests	$251,014	$325,073	$(74,059)	(23%	)

Revenues. Revenues decreased $33,041 or 94%, to $1,963 for the six months ended June 30, 2010, from $35,004 for the same period in 2009. Our sales of SOD products decreased during the six months ended June 30, 2010 due to the relocation of our Chongqing SOD facilities.

Cost of Revenues. Our cost of revenues decreased $35,248, or 97%, to $957 for the six months ended June 30, 2010, from $36,205 during the same period in 2009. This decrease was a result of the suspension of the operations of Chongqing SOD. As a percentage of revenues, the cost of revenues decreased to 48.8% during the six moths ended June 30, 2010 from 103.4% in the same period in 2009.

Gross Profit. Our gross profit increased by $2,207, or 184%, to $1,006 for the six months ended June 30, 2010 from $(1,201) during the same period in 2009. Gross profit as a percentage of revenues was 51.2% for the six months ended June 30, 2010, an increase of 54.7% from (3.4%) during the same period in 2009.

Operating Expenses. Our total operating expenses for the six months ended June 30, 2010 decreased $97,113, or 28%, to $250,754, from $347,867 for the same period in 2009. This reduction was mainly attributable to the decrease of general and administration expenses as a result of the suspension of the operations of Chongqing SOD during the first financial quarter 2010.

Other Income. Other income was $(1,266) during the six months ended June 30, 2010 a decrease of $25,261 from $23,995 during a same period in 2009. This decrease was mainly attributable to the reduction of exchange gain as a result of the deprecation of HK$ against US$ from January to June, 2010.

Net Loss attributable to China Longyi. As a result of the factors described above, our net loss decreased by $62,494, or 21%, to $233,827 for the six months ended June 30, 2010, from $296,321 for the same period in 2009.

Liquidity and Capital Resources

We had $8,213 in cash and cash equivalents as of June 30, 2010, and a one year cash investment of $541,681. As of such date, we also had total current assets of $1,243,568 and total assets of $1,762,021. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $686,735. Our stockholders’ equity as of June 30, 2010 was $848,109. Since inception, we have accumulated a net loss of $(28,986,113).

The following table summarizes the statements of cash flows from the financial statements for the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

	Six months Ended June 30,
	2010	2009
Net Cash Used In Operating Activities	$(188,034)	$(264,805)
Net Cash Provided By Investing Activities	143,790	226,846
Net Cash Used In/Provided By Financing Activities	-	-
Net increase (decrease) in Cash and Cash Equivalents	(17,919)	(33,542)
Cash and Cash Equivalents - Beginning of Period	26,132	51,307
Cash and Cash Equivalents – End of Period	8,213	17,765

Operating Activities

Net cash used in operating activities was $188,034 for the six-month period ended June 30, 2010, which is a decrease of $76,771 from $264,805 of net cash used in the operating activities for the same period of 2009. The decrease of the cash used in operating activities was mainly attributed to the fact that daily operations of Chongqing SOD were suspended and the related cash used in operations was reduced accordingly.

Investing Activities

Net cash provided by investing activities for the six-month period ended June 30, 2010 was $143,790, which is a decrease of approximately $83,056 from net cash provided by investing activities of $226,846 for the same period of 2009. The decrease in the net cash provided by investing activities was mainly due to the fact that the redemption from the short term investment in the first and second fiscal quarters 2010 was less than the same period of 2009. Our main use of cash investing activities in the first and second quarters of 2010 was an investment in an amount of $10,000 in Cangshan Duoha Vegetable Food Company.

Financing Activities

Net cash provided by/used in financing activities for the six-month period ended June, 2010 was $0 as compared to $0 provided by financing activities for the same period in 2009.

The Company did not have any bank loans as of June 30, 2010.

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

	June 30,				December 31,
	2010		2009		2009
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.7909	7.7842	6.8359	7.7502	6.8262	7.7597

Items in the statements of income and comprehensive income, and the statements of cash flows	6.8251	7.7714	6.8360	7.7547	6.8311	7.7506

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

As required by Rule 13a-15 under the Exchange Act, our management, including Jie Chen, our Chief Executive Officer, and Xinmin Pan, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the fiscal quarter ended June 30, 2010 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

(a)	Dismissal of Previous Independent Registered Public Accounting Firm.

	i.	Effective July 1st , 2010, our Board of Directors approved the dismissal of Bernstein & Pinchuk LLP (“BP”) as the Company's independent registered public accounting firm.

ii.

BP’s reports on the Company’s financial statements as of and for the fiscal years ended December 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

iii.

During the Company’s two most recent fiscal years (ended December 31, 2009 and 2008) and during the subsequent interim period through July 1, 2010, there were (1) no disagreements with BP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BP, would have caused BP to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

(b)	Engagement of New Independent Registered Public Accounting Firm

i.

Concurrent with the decision to dismiss BP as the Company’s independent auditor, the Audit Committee approved the engagement of Stan J.H. Lee, CPA (“Stan”) as the Company’s new independent registered public accounting firm.

ii.

During the Company’s two most recent fiscal years (ended December 31, 2009 and 2008) and through the subsequent interim period to July 1, 2010, the Company did not consult Stan with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company or oral advice was provided that Stan concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided BP with a copy of this disclosure on August 12, 2010, providing BP with the opportunity to furnish the Company with a letter addressed to the SEC containing any new information, clarification of the Company's expression of its views, or the respect in which BP does not agree with the statements contained herein. A letter from BP dated August 16, 2010 is attached as Exhibit 16 to this quarterly report.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

16	Letter from Bernstein & Pinchuk LLP to the U.S. Securities and Exchange Commission dated August 16, 2010.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: August 16, 2010
By: /s/ Jie Chen

Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: August 16, 2010	By: /s/ Xinmin Pan

Xinmin Pan
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

16	Letter from Bernstein & Pinchuk LLP to the U.S. Securities and Exchange Commission dated August 16, 2010.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.