Form 10-Q
period 2010-09-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2010-11-15
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2010 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	(UNAUDITED)	(AUDITED)
	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$9,218	$26,132
Inventories	412,025	402,231
Other receivables	123,744	145,214
Interest receivable	161,186	137,429
Short term investment	502,679	692,699
Deposits and prepayments	9,695	34,161
Total current assets	1,218,547	1,437,866
Investment	10,188	-
Property, plant and equipment (net)	505,018	525,785
	$1,733,753	$1,963,651
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$169,329	$166,226
Accrued liabilities	207,335	198,361
Due to directors	120,428	120,440
Due to related company	20,265	19,894
Other payables	198,185	165,739
Total current liabilities	715,542	670,660
Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,559	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(29,012,375)	(28,752,286)
Accumulated other comprehensive income	162,020	153,144
Total China Longyi stockholders' equity	803,744	1,054,956
Nontrolling interest	214,467	238,035
Total Equity	1,018,211	1,292,991
	$1,733,753	$1,963,651

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Nine months ended		Three months ended		Period from June 4,1997
	September 30,		September 30,		(inception) to
	2010	2009	2010	2009	September 30, 2010
Revenues
Sales	$4,724	$56,163	$2,761	$21,159	$691,669
Cost of sales	2,891	51,576	1,925	15,371	853,326
Gross margin	1,833	4,587	836	5,788	(161,657)
Operating expenses					-
General and administrative expenses	329,689	463,103	78,935	115,236	17,350,039
Goodwill impairment loss	-	-	-	-	5,408,584
Write-off inventory and bus licenses	-	-	-	-	3,322,712
Research and development costs	-	14,637	-	14,637	8,880,206
	329,689	477,740	78,935	129,873	34,961,541
Loss from operations	(327,856)	(473,153)	(78,099)	(124,085)	(35,123,198)
Other income (expense)					-
Interest income	20,878	111,030	6,128	92,165	309,268
Other income (expense)	10,288	5,709	28	1	1,050,411
Transaction exchange gain	10,951	1,753	37,227	2,261	1,018,681
Gain on asset disposal	-	-	-		1,172
Gain on debt settlement			-		156,018
Gain on disposal subsidiary	-	-	-		4,093,455
Interest expense	-	-	-		(712,302)
	42,117	118,492	43,383	94,427	5,916,703
Loss before income tax expense and noncontrolling interest	(285,739)	(354,661)	(34,716)	(29,658)	(29,206,495)
Income tax expense	-	-	-	-	-
Net loss	(285,739)	(354,661)	(34,716)	(29,658)	(29,206,495)
Less: Net loss attributable to noncontrolling interest	25,650	30,374	17,342	1,622	194,120
Net loss attributable to China Longyi	$(260,089)	$(324,287)	$(17,374)	$(28,036)	$(29,012,375)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862	77,655,862	77,655,862
Comprehensive loss
Net loss	$(285,739)	$(354,661)	$(34,716)	$(29,658)
Foreign currency translation adjustment	10,958	3,027	5,640	2565
Comprehensive loss	(274,781)	(351,634)	(29,076)	(27,093)
Comprehensive loss attributable to noncontrolling interest	(23,568)	(29,799)	(16,270)	(1,135)
Comprehensive loss attributable to China Longyi	$(251,213)	$(321,835)	$(12,806)	$(25,958)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,		Period from Jun 4, 1997
	2010	2009	(inception) to 09.30, 2010
Cash flows from operating activities:
Net loss	$(285,739)	$(354,661)	$(29,206,495)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	30,106	58,878	1,150,304
Loss on sales of property and equipment		-	9,873
Impairment loss for fixed assets	-	-	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-		(3,882,796)
Research and development expenses recorded in organizatio	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Other receivables	22,793	(12,692)	5,240,299
Interest receivable	(20,861)	(69,976)	(153,939)
Deposits and prepayment	24,713	940	699,025
Inventory	(2,249)	36,928	(873,265)
Other payables	29,471	7,484	(370,748)
Accounts payable and accrued liabilities	7,014	(74,309)	(3,348,294)
Net cash used in operations	(194,752)	(407,408)	(11,643,920)
Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	199,789	285,412	146,896
Purchase of investment	(10,188)	-	(10,188)
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	-	-	(556,247)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	-	711,409
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	189,601	285,412	(2,732,543)
Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collecttion from shareholders	-	75,467	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Net cash provided by financing activities	-	75,467	14,185,000
Effect of foreign exchange rate fluctuation	(11,763)	2,178	200,681
Increase(decrease) in cash and cash equivalents	(16,914)	(44,351)	9,218
Cash and cash equivalents, beginning of period	26,132	51,307	-
Cash and cash equivalents, end of period	$9,218	$6,956	$9,218
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

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

As a result of the closing of the investment transaction with Qiang Long, Mr. Changde Li beneficially owned and controlled 155,000,000 (pre Reverse Split) shares (7,750,000 shares post Reverse Split) or 54.0% of the Company’s issued and outstanding common stock, 15,000,000 (pre Reverse Split) of which he held indirectly through Qiang Long, 136,986,137 (pre Reverse Split) of which he held indirectly through Qiang Long’s affiliate, Jolly Concept Management Limited, a BVI company, and 3,013,863 (pre Reverse Split) of which he held through Qiang Long’s affiliate, Chinese Dragon Heritage Investment Management Limited, a PRC company.

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

On July 27, 2007, the Company instructed the prior Transfer Agent to issue the 2,500,000 post reverse split shares of common stock deliverable to Qiang Long in the name of Jolly Concept Management Limited, in accordance with Qiang Long’s instructions. On December 14, 2007, the Company instructed the present Transfer Agent to issue the replacement certificate showing the new name of the company and the correct number of shares, post reverse-split, and the remaining 4,349,307 shares of common stock issuable to Qiang Long, to Jolly Concept Management Limited and to Zhang Lifang. The Company also agreed to issue 1,131,026 shares of common stock post-reverse-split to Luck Pond Enterprises Limited or its designee, for its services as finder in connection with the Qiang Long investment. On December 14, 2007, the Company instructed the present Transfer Agent to issue the total amount of 62,250,000 shares of the Company’s common stock, post-reverse-split, to Daykeen Investment Limited.

RESTRICTIONS ON TRANSFER OF ASSET OUT OF CHINA

Dividend payments by the Company’s operating subsidiaries are limited by certain statutory regulations in China. No dividends may be paid by these subsidiaries without first receiving prior approval from the State Administration of Foreign Exchange. Dividend payments are restricted to 85% of profits, after tax. Repayments of loans or advances from subsidiaries to the Company, unless certain conditions are met, will be restricted by the Chinese government.

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the nine months period ended September 30, 2010 and 2009 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to September 30, 2010.

EARNING (LOSS) PER SHARE

Basic earning (loss) per common share ("LPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earning (loss) per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

There were no stock options and potentially dilutive securities outstanding at September 30, 2010.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with ASC Topic 718, (formerly SFAS 123(R), “Share-Based Payment.”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period. The Company had no such compensation expense for the nine months ended September 30, 2010.

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

The Company has a one year deposit certificate with an investment company in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the nine months ended September 30, 2010 was $502,679 and $692,699 for the year ended, 2009, and was recorded on the balance sheet as a short term investment.

4.	LONG TERM INVESTMENT

On January 5, 2010, the Company invested in Cangshan Duoha Vegetable Food Company (“Duoha”) with 50,000 shares of the Company’s common stock worth $10,000 as $0.2 per share to acquire 20% equity interest in Duoha. According to the investment agreement, although we own 20% equity of Duoha, we do not have significant influence over Duoha’s operating and financing policies. Therefore, the management of the Company implemented the cost method to account above investment.

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

Management has considered all events occurring through November 15, 2010, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

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

  “Exchange Act” means the Securities Exchange Act of 1934, as amended.

  “RMB” refers to Renminbi, the legal currency of China;

  “Securities Act” means the Securities Act of 1933, as amended;

  “Top Time” are references to Top Time International Limited, our indirect wholly-owned subsidiary, a Hong Kong company; and

  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

Overview of our Business

We are a holding company that only operates through our indirect Chinese subsidiaries Beijing SOD and Chongqing SOD. Through our Chinese subsidiaries, we develop, manufacture and market our SOD products in China. SOD is a naturally occurring enzyme which may act as a potent antioxidant defense in cells that are exposed to oxygen. Certain research has shown that under certain biological conditions, SOD revitalizes cells and reduces the rate of cell destruction. It neutralizes the most common free radical—superoxide radical—by converting it into hydrogen peroxide and water. Because superoxide is harmful to human cells, and certain forms of SOD exist naturally in most humans, many studies show that SOD is valuable in protecting human cells from the harmful effects of superoxide. SOD is thought to be more powerful than antioxidant vitamins as it activates the body's productions of its own antioxidants. As a result, SOD is referred to as the “enzyme of life.” Commercially, SOD has a wide range of applications and is widely applied in foods, drinks, skin care productions, pharmaceuticals, to combat ailments ranging from sunburn to rheumatoid arthritis.[

Third Quarter of 2010 Financial Performance Highlights

The following are some financial highlights for the three months ended September 30, 2010:

  Revenue: Revenue decreased $18,398, to $2,761 for the three months ended September 30, 2010, from $21,159 for the same period in 2009.

  Expense from operations: Expense from operations decreased $50,938, or 39%, to $78,935 for the three months ended September 30, 2010, from $129,873 for the same period in 2009.

  Net loss: Net loss increased $5,058, or 17%, to $34,716 for the three months ended September 30, 2010, from $29,658 for the same period in 2009.

  Fully diluted net income per share: Fully diluted net loss per share was $0 for the three months ended September 30, 2010, as compared to $0 for the same period in 2009.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months ended September 30, 2009

The following table summarizes the results of our operations for the three months ended September 30, 2010 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2009 to the same period of 2010.

	Three Months Ended
	September 30,		Increase	% Increase
Item	2010	2009	(Decrease)	(% Decrease)
Revenue	$2,761	$21,159	$(18,938)	(87%	)
Cost of Revenue	1,925	15,371	(13,446)	(87%	)
Gross Profit	836	5,788	(4,952)	(86%	)
Operating Expenses	78,935	129,873	(50,938)	(39%	)
Other Income	43,383	94,427	(51,044)	(54%	)
Provision for Taxes	-	-	-	-
Net loss before minority interests	$34,716	$29,658	$5,058	17%

Revenues. Our revenues are derived primarily from sales of our SOD products. Revenues decreased $18,938, or 87%, to $2,761 for the three months ended September 30, 2010, from $21,159 for the same period in 2009. Our sales of SOD products decreased during the third quarter of 2010 due to the relocation of our Chongqing SOD facilities and its operations were suspended during this period accordingly.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues decreased $13,446, or 87%, to $1,925 for the three months ended September 30, 2010, from $15,371 during the same period in 2009. This decrease was mainly due to the suspension of the operations of Chongqing SOD. As a percentage of revenues, the cost of revenues decreased to 69.72% during the three moths ended September 30, 2010 from 72.65% in the same period in 2009.

Gross Profit. Our gross profit decreased by $4,952, or 86%, to $836 for the three months ended September 30, 2010 from $5,788 during the same period in 2009. Gross profit as a percentage of revenues was 30.28% for the three months ended September 30, 2010, an increase of 3% from 27.35% during the same period in 2009.

Operating Expenses. Our total operating expenses for the three months ended September 30, 2010 decreased $50,938, or 39%, to $78,935, from $129,873 for the same period in 2009. This decrease was mainly attributable to the reduction of General and Administration expenses as a result of the suspension of the operations of Chongqing SOD during the third financial quarter 2010.

Other Income. Other income was $43,383 during the three months ended September 30, 2010 a decrease of $51,044 from $94,427 during a same period in 2009. This decrease was mainly attributable to the decrease of exchange gain as a result of the depreciation of HK$ against US$ during the third financial quarter 2010.

Net Loss attributable to China Longyi. As a result of the factors described above, our net loss decreased by $13,153, or 51%, to $12,806 for the three months ended September 30, 2010, from $25,958 for the same period in 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months ended September 30, 2009

The following table summarizes the results of our operations for the nine months ended September 30, 2010 and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2009 to the same period of 2010.

	Nine Months Ended
	September 30,		Increase	% Increase
Item	2010	2009	(Decrease)	(% Decrease)
Revenue	$4,724	$56,163	$(51,439)	(92%	)
Cost of Revenue	2,891	51,576	(48,685)	(94%	)
Gross Profit	1,833	4,587	(2,754)	(60%	)
Operating Expenses	329,689	477,740	(148,051)	(31%	)
Other Income	42,117	118,492	(76,375)	(64%	)
Provision for Taxes	-	-	-	-
Net loss before minority interests	$285,739	$354,661	$(68,922)	(19%	)

Revenues. Revenues decreased $51,439, or 92%, to $4,724 for the nine months ended September 30, 2010, from $56,163 for the same period in 2009. Our sales of SOD products decreased during the nine months ended September 30, 2010 due to the relocation of our Chongqing SOD facilities and its operations were suspended during this period accordingly.

Cost of Revenues. Our cost of revenues decreased $48,685, or 94%, to $2,891for the nine months ended September 30, 2010, from $ 51,576 during the same period in 2009. This decrease was a result of the suspension of the operations of Chongqing SOD. As a percentage of revenues, the cost of revenues decreased to 61.2% during the nine moths ended September 30, 2010 from 91.8% in the same period in 2009.

Gross Profit. Our gross profit decreased by $2,754, or 60%, to $1,833 for the nine months ended September 30, 2010 from $4,587 during the same period in 2009. Gross profit as a percentage of revenues was 38.8% for the nine months ended September 30, 2010, an increase of 31% from 8.2% during the same period in 2009.

Operating Expenses. Our total operating expenses for the nine months ended September 30, 2010 decreased $148,051, or 31%, to $329,689, from $477,740 for the same period in 2009. This reduction was mainly attributable to the decrease of General and Administration expenses as a result of the suspension of the operations of Chongqing SOD during nine months ended September 30, 2010.

Other Income. Other income was $42,117 during the nine months ended September 30, 2010 a decrease of $76,375 from $118,492 during a same period in 2009. This decrease was mainly attributable to the decrease of exchange gain as a result of the depreciation of HK$ against US$ from January to September, 2010.

Net Loss attributable to China Longyi. As a result of the factors described above, our net loss decreased by $70,622, or 22%, to $251,213 for the nine months ended September 30, 2010, from $321,835 for the same period in 2009.

Liquidity and Capital Resources

We had $9,218 in cash and cash equivalents as of September 30, 2010, and a one year cash investment of $502,679. As of such date, we also had total current assets of $1,218,547 and total assets of $1,733,753. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $715,542. Our stockholders’ equity as of September 30, 2010 was $1,018,211. Since inception, we have accumulated a net loss of $29,012,375.

The following table summarizes the statements of cash flows from the financial statements for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

	Nine months Ended September 30,
	2010	2009
Net Cash Used In Operating Activities	$(194,752)	$(407,408)
Net Cash Provided By Investing Activities	189,601	285,412
Net Cash Provided By Financing Activities	-	75,467
Net increase (decrease) in Cash and Cash Equivalents	(16,914)	(44,351)
Cash and Cash Equivalents - Beginning of Period	26,132	51,307
Cash and Cash Equivalents – End of Period	9,218	6,956

Operating Activities

Net cash used in operating activities was $194,752 for the nine-month period ended September 30, 2010, which is a decrease of $212,656 from $407,408 of net cash used in the operating activities for the same period of 2009. The decrease of the cash used in operating activities was mainly attributed to the fact that daily operations of Chongqing SOD were suspended and the related cash used in operations was reduced accordingly.

Investing Activities

Net cash provided by investing activities for the nine-month period ended September 30, 2010 was $189,601, which is a decrease of approximately $95,811 from net cash provided by investing activities of $ 285,412 for the same period of 2009. The decrease in the net cash provided by investing activities was mainly due to the fact that the redemption from the short term investment for the nine-month period ended September 30, 2010 was less than the same period of 2009. Our main use of cash investing activities in the nine-month period ended September 30, 2010 was an investment of $10,000 in Cangshan Duoha Vegetable Food Company.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September, 2010 was $0 as compared to $75,467 provided by financing activities for the same period in 2009.

The Company did not have any bank loans as of September 30, 2010.

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

		September 30,			December 31,
	2010		2009		2009
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.7011	7.7605	6.8359	7.7502	6.8262	7.7597
Items in the statements of income and comprehensive income, and the statements of cash flows	6.8072	7.7715	6.8360	7.7547	6.8311	7.7506

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended September 30, 2010 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

DATED: November 15, 2010	By: /s/ Jie Chen
-------------------------------------
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: November 15, 2010	By: /s/ Xinmin Pan
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