Form 10-K
period 2010-12-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2011-04-15
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of June 30, 2010, there were 8,871,167 shares of the Registrant’s common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant’s common stock (based upon the average bid and asked price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $1.77 million. Shares of the Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 14, 2011, there were 77,655,862 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

FORM 10-K
For the Fiscal Year Ended December 31, 2010

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
  “Chongqing SOD” are references to Chongqing JiuZhou Dismutase Biology Technology Co., Ltd., our indirect, majority-owned subsidiary, a PRC company;
  “Exchange Act” mean the Securities Exchange Act of 1934, as amended;
  “RMB” refer to Renminbi, the legal currency of China;
  “Securities Act” mean the Securities Act of 1933, as amended;
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

The growing wealth of the Chinese public and its related greater interest in better health and nutrition are also trends in SOD industry’s favor. SOD production and distribution companies have been working hard to develop innovations to best exploit the commercial potential of SOD, including our subsidiary, Chongqing SOD. Since 1993, various types of SOD products have been sold in China, such as Beijing Dabao SOD skin care series, Wuhan Jiutouniao SOD liquid nutrition drink series, Guizhou Laoliafu SOD liquid nutrition drink series, Zhejiang SOD beer, SOD toothpaste, SOD soy milk. We believe that the SOD industry in China should expand as Chinese consumers grow more able and willing to purchase SOD products.

Our Products

Currently we are manufacturing one product, which is Jiuzhou SOD plant wine which we market under the name “Jiuzhou Holy Wine.” Our Jiuzhou SOD plant wine is a product developed from the zymolysis of natural wide berries with an alcohol level of 21%. We plan to produce SOD oral liquid and SOD capsules within the next three years. We also plan to produce and sell SOD medicines and skin care products after we receive manufacturing permits from the State Food and Drug Administration, or SFDA.

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

We also plan to employ an online order system, which will cover four major metropolitan areas, such as Beijing, Chengdu, Kunming and Chongqing, within the next 12 months. Through our website http://www.jiuzhoushengjiu.com/index.asp, we will be able to offer a complete line of our products to our customers 24 hours a day, seven days a week. This additional sales channel will enable us to market and sell our products in regions where we do not have retail operations or have limited operations.

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

Research and Development

We currently operate our research and development department through Beijing SOD. As of December 31, 2010, we have 12 research and development staff (five of them hold Master/PhD degrees). Our research and development department is responsible for developing advanced technologies, developing new SOD products and training. We also plan to establish a “life technology” research academy for where our staff may research and develop SOD’s application as an antioxidant and energy booster.

Expenditures for research and development for the years ended December 31, 2010 and 2009 were $0 and $29,278, respectively.

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

Employees

As of December 31, 2010, we had a total of 69 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our Company.

Department	Number of Employees
Sales	16
Administration	6
Finance	5
SOD Production Center	30
Research and Development	12
Total	69

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

We are an early stage development company and we have a limited operating history of our current business. We have losses that we expect to continue into the future and it is uncertain whether we will earn any revenues in the future or whether we will ultimately be profitable.

We are in the development stage and our future operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of SOD products, the utilization of unproven technology and the competitive environment in which we operate. There can be no assurance that we will be able to develop, manufacture or market any products in the future, that future revenues will be significant, that any sales will be profitable or that we will have sufficient funds available to complete our marketing and development programs or to market any products which we may develop. In addition, as a result of our limited operating history even though we do currently have a marketable product, we expect to continue to incur substantial operating losses until we can generate sufficient revenues from the sales of our SOD products to cover our operating costs. For the fiscal year ended December 31, 2010, we incurred a net loss of $373,053. We currently have limited sources of potential operating revenue and there can be no assurance that we will be able to develop revenue sources or that our operations will ever become profitable.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission, or the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely and your investment in our stock could be rendered worthless.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. A report of our management is included under Item 9A of this report, in which our management concluded that our internal controls over our financial reporting were effective for the year ended December 31, 2010. However, in the future, our management may conclude that our internal controls over our financial reporting are not effective due to the identification of one or more material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

We do not carry any business interruption insurance, third-party liability insurance for our production facilities or insurance that covers the risk of loss of our products in shipment.

Operation of our facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Furthermore, if any of our products are faulty, then we may become subject to product liability claims or we may have to engage in a product recall. We do not carry any business interruption insurance, product recall or third-party liability insurance for our production facilities or with respect to our products to cover claims pertaining to personal injury or property or environmental damage arising from defects in our products, product recalls, accidents on our property or damage relating to our operations. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

You may have difficulty enforcing judgments against us.

We are a New York holding company and most of our assets are located outside of the United States. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, all of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments within the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTCBB which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCBB. The OTCBB is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is considered as a “penny stock” and we are subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

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

Not applicable.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted and traded from time to time on the OTCBB under the symbol “CGYG”. The CUSIP number is 16942Q109. The transfer agent of our common stock is Securities Transfer Corporation whose address is at 2591 Dallas Parkway, Suite 102 Frisco, TX 75034, (469) 633-0101.

The following table sets forth, for the periods indicated, the high and low bid prices for the common stock. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Closing Prices (1)
	High	Low

Year Ended December 31, 2010

1st Quarter	$0.25	$0.25
2nd Quarter	$0.25	$0.03
3rd Quarter	$0.20	$0.20
4th Quarter	$0.20	$0.20

Year Ended December 31, 2009

1st Quarter	$0.25	$0.25
2nd Quarter	$0.25	$0.25
3rd Quarter	$0.25	$0.25
4th Quarter	$0.25	$0.25

___________________
(1)The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

On April 14, 2011, there were approximately 306 stockholders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position holdings.

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
  Aging Population: According to the U.S. Census Bureau, by 2025 China’s population age 60 and above is expected to reach 290 million. We believe that these consumers are significantly more likely to use health supplements than younger persons and have higher levels of disposable income to pursue healthy lifestyles.
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
  Food and Beverage Security: Since 2007, food and beverage security has become more important to PRC regulators. The PRC government regulates and enforces strict food and beverage testing procedures and we are required to obtain licenses for the sale of any new food and beverage products from the relevant authorities. We currently sell SOD products (SOD WINE) for manufacturing food, and we have already obtained both the Food Hygiene License issued by the Chongqing AOH and the Food Production License issued by the local AQSIQ. We also plan to produce and sell SOD medicines and skin care products, and we have applied for the Pharmaceutical Producer License from the provincial AOH and the approval from the provincial State Food and Drug Administration, or SFDA. It will take more than half year to get the license from AOH and the approval from SFDA for us to sell SOD medicines and skin care products.

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

Fiscal Year Ended December 31, 2010 Compared to December 31, 2009

The following table summarizes the results of our operations during the fiscal years ended December 31, 2010 and 2009 and provides information regarding the dollar and percentage increase or (decrease) from the 2009 fiscal year to the 2010 fiscal year.

Line Item	December 31, 2010	December 31, 2009	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$8,582	$57,878	$(49,296)	(85.17)%
Cost of Sales	$5,474	$52,465	$(46,991)	(89.57)%
Operating Expenses	$440,582	$649,201	$(208,619)	(32.13)%
Income Taxes	$-	$-	$-	-
Net (Loss)	$(373,053)	$(493,512)	$(120,459)	(24.41)%

Revenue

Our revenues are derived primarily from sales of our SOD products. Our revenues in fiscal year 2010 amounted to $8,582, which is $49,296 or approximately 85.17% less than that of fiscal year 2009, when we had revenues of $57,878. The decrease in revenues was attributable to the sales of SOD products decreased during the fiscal years ended December 31, 2010 due to the relocation of our Chongqing SOD facilities. During the first quarter 2010, our main SOD manufacturing facilities located in Chongqing SOD were required to locate to another location due to the newly adopted city planning of Chongqing government. As a result, Chongqing SOD’s daily operations were suspended until the new manufacturing facilities become available and our revenues, cost of revenues and operating expenses decreased compared with 2009. We expect that our SOD production will resume by the end of 2011.

Cost of Sales

Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of sales in fiscal years 2010 and 2009 was $5,474 and $52,465, respectively, which accounts for approximately 63.78% and 91%, respectively, as a percentage of total revenues. The dollar amount of the cost of sales decreased was a result of suspension of the operations of Chongqing SOD.

Gross Profit

Our gross profit decreased by $2,305, or 42.58%, to $3,108 in fiscal year 2010 from $5,413 in 2009. Gross profit as a percentage of revenues was 36.22% in fiscal year 2010, an increase of 26.86% from 9.35% in 2009.

Operating Expenses

Our operating expenses for the fiscal year ended December 31, 2010 were $440,582, as compared to $649,201 for 2009. This decrease of $208,619 or 32.13% is primarily the result of many necessary operating expenses saved due to the suspension of the operations Chongqing SOD during the fiscal year 2010.

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

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise”. If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0% .

We incurred no income taxes in either 2010 or 2009.

Net Income.

As a result of the factors described above, our net loss decreased $120,459, or 24.41%, to $(373,053) for the year ended December 31, 2010, from $(493,512) for 2009.

Liquidity and Capital Resources

General

As of December 31, 2010, we had cash and cash equivalents of approximately $19,554. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	For the Fiscal Year Ended December 31,
	2010	2009
Net cash provided by (used in) operating activities	$(332,878)	$(469,228)
Net cash provided by investing activities	318,400	357,924
Net cash provided by (used in) financing activities	-	75,480
Net cash flow	(6,578)	(25,175)

Operating Activities

Net cash used in operating activities was $332,878 for the fiscal year ended December 31, 2010, which is a decrease of $136,350 from $469,228 net cash used in operating activities for 2009. The decrease of the cash used in operating activities was mainly attributed to the fact that daily operations of Chongqing SOD were suspended and the related cash used in operations was reduced accordingly.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash provided by investing activities for the fiscal year ended December 31, 2010 was $318,440, which is a decrease of $39,524 from net cash provided by investing activities of $357,924 for 2009. The decrease in the net cash provided by investing activities was mainly due to the fact that the redemption from the short term investment for the fiscal years ended December 31, 2010 was less than 2009.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2010 was $0, while in 2009 we had $75,480 net cash provided by financing activities.

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

The consummation of the Qiang Long investment obligation resulted in net cash inflows of approximately $28.1 million. As a result of the Qiang Long funding, we believe that we have enough capital to sustain our operations at our current levels through at least the next twelve months. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

The Company did not have any bank loans as of December 31, 2010.

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

	December 31,
	2010		2009
	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.6227	7.7832	6.8262	7.7597

Items in the statements of income and comprehensive income, and the statements of cash flows	6.7704	7.7693	6.8311	7.7506

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2010.

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors:

Name	Age	Position
Changde Li	55	Chairman of the Board
Jie Chen	56	Chief Executive Officer and Director
Xinmin Pan	66	Chief Financial Officer
Hui Chen	42	Director
Hongliang Li	50	Director
Wei Wang	41	Director

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2010 fiscal year.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC. None of the directors, director designees or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Code of Ethics

On March 8, 2004, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions are subject to. A copy of the code of ethics has been filed as Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003 filed on April 15, 2004.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table – 2010 and 2009

The following table sets forth information concerning all compensation awarded to, earned by or paid to Our Chief Executive Officer for services rendered in all capacities during 2010 and 2009. No other executive officers received total annual salary and bonus compensation in excess of $100,000 in either fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Jie Chen, CEO and Director	2010	5,432	N/A	5,432
	2009	5,270	N/A	5,270

Outstanding Equity Awards at Fiscal Year End

There was no unexercised option, stock that has not vested or equity incentive plan award for any named executive officer as of December 31, 2010.

Additional Narrative Disclosure

We have an employment agreement with Mr. Xinmin Pan who became our Chief Financial Officer in December 2006 after serving as our accountant from October 2006 to December 2006. We are obligated to pay him an annual salary of RMB 72,000, or $13,500. However, in 2007, we changed the employment agreement with Mr. Pan to pay him an annual salary of RMB 36,000 or $4,732 due to our limited revenue in the fiscal year 2007. We paid to Mr. Pan RMB 36,000 or $5,270 as his annual salary of the fiscal year 2009 and RMB 36,000 or $5,432 as his annual salary of the fiscal year 2010.

We have a verbal understanding with our Chief Executive Officer and Director, Jie Chen, regarding her annual salary of $5,270 and $5,432 for the fiscal years 2009 and 2010, respectively.

Although we have a verbal understanding with our Chairman, Chang-de Li regarding the payment to him of an annual salary in amount of $107,692, Mr. Li did not receive any compensation in 2009 and 2010.

Compensation of Directors

There have been no fees earned or paid in cash for services to our directors. No stock or stock options or other equity incentives were awarded to our directors for their services as directors during the fiscal year ended December 31, 2010. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. However, we do reimburse each director for reasonable travel expenses related to such director's attendance at board of directors and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock as of April 14, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Longyi Group International Holdings Limited, 8B 8/F East Area, Century Golden Resources Business Center, 69 Banjing Road, Haidian District, Beijing, and People’s Republic of China 100097.

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount &Nature of Beneficial Ownership(1)	Percent of Class(2)
Directors and Officers
Common Stock	Chang-de Li No. 95 Kangxi Road Ba Da Xia Industrial Development Zone	Chairman	6,034,695 (3)	7.77%
	Yanqing County, Beijing People’s Republic of China
Common Stock	Jie Chen	CEO and Director	0	*
Common Stock	Xinmin Pan	CFO	0	*
Common Stock	Hui Chen	Director	0	*
Common Stock	Hongling Li	Director	0	*
Common Stock	Wei Wang	Director	62,750,000(4)	80.81%
Common Stock	All officers and directors as a group (6 persons named above)		68,784,695	88.58%
5% Security holders
Common Stock	Daykeen Investment Limited 19th Floor, Beverly House, Nos. 93- 107 Lockhart Road, Wanchai, Hong Kong		62,250,000(4)	80.16%
Common Stock	Jolly Concept Management Limited 19th Floor, Beverly House, Nos. 93- 107 Lockhart Road, Wanchai, Hong Kong		5,134,000(3)	6.61%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

A total of 77,655,862 shares of our common stock are considered to be issued and outstanding pursuant to SEC Rule 13d-3(d) (1) as of April 14, 2011. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

(4)

Includes 500,000 shares owned by China Cardinal Limited, or China Cardinal and 62, 250,000 shares owned by Daykeen Investment Limited. Wei Wang has controlling interests and exercises voting and investment power over the shares owned by China Cardinal and Daykeen Investment Limited.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

The following table represents fees billed for 2010 and 2009 for professional audit services rendered by Bernstein & Pinchuk LLP:

	2010	2009

Audit fees(1)	$0	$60,000
Audit-related fees(2)	7,500	38,585
Tax fees	0	0
All other fees	0	0
Total	7,500	98,585

The following table represents fees billed for 2010 and 2009 for professional audit services rendered by Stan J.H. Lee, CPA:

	2010	2009

Audit fees(1)	$50,000	$0
Audit-related fees(2)	10,000	0
Tax fees	0	0
All other fees	0	0
Total	60,000	0

(1)

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)

“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

On July 1, 2010 we dismissed Bernstein & Pinchuk LLP as its independent registered public accounting firm. The decision to change our principal accountants was made by the Board of Directors. On July 1, 2010, the Board of Directors engaged Stan J.H. Lee, CPA as our new independent registered public accounting firm.

Bernstein & Pinchuk LLP’s reports on the Company’s financial statements as of and for the fiscal years ended December 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two fiscal years ended December 31, 2009 and 2008 and during the subsequent interim period through July 1, 2010, there were (1) no disagreements with Bernstein & Pinchuk LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Bernstein & Pinchuk LLP, would have caused Bernstein & Pinchuk LLP to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

We have requested and received from Bernstein & Pinchuk LLP a letter, dated November 3, 2010, addressed to the Securities and Exchange Commission stating whether or not Bernstein & Pinchuk LLP agrees with the above statements. A copy of this letter was attached as Exhibit 16.1 to the Company’s Form 8-K filed on November 3, 2010.

During the Company’s two fiscal years ended December 31, 2009 and 2008 and through the subsequent interim period to July 1, 2010, the Company did not consult Stan J.H. Lee, CPA with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company or oral advice was provided that Stan J.H. Lee, CPA concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by Stan J.H. Lee, CPA for our consolidated financial statements as of and for the year ended December 31, 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements are set forth beginning on page F-1 of the Report

•	Report of Independent Registered Public Accounting Firm	F-2
•	Consolidated Balance Sheets	F-4
•	Consolidated Statements of Operations and Comprehensive Income (Loss)	F-5
•	Consolidated Statements of Cash Flows	F-6
•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-7
•	Notes to Consolidated Financial Statements	F-8

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

*10.1

Employment Agreement, dated June 1, 2007, by and between Beijing SOD and Wei Wang. [Incorporated by reference to Exhibit 10.5of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

*10.2

Equity Transfer Agreement, dated December 22, 2006, by and between Beijing Qiang Long and Top Time. [Incorporated by reference to Exhibit 10.6 of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

*10.3	Loan Agreement, dated December 22, 2006, by and between Top Time and Daykeen. [Incorporated by reference to Exhibit 10.7of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

Exhibit Number	Description

*10.4	Agreement, dated December 27, 2006, by and between Top Time and Daykeen. [Incorporated by reference to Exhibit 10.8 of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

*14	Code of Ethics [incorporated by reference to Exhibit 14 of the Annual Report on Form 10- KSB of the Company for the fiscal year ended December 31, 2003]

21	A description of the subsidiaries of the registrant.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

By: /s/ Jie Chen
Jie Chen
Chief Executive Officer

Date: April 15, 2011

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

SIGNATURE	CAPACITY	DATE

/s/Chang-de Li	Chairman
Chang-de Li		April 15, 2011

/s/Jie Chen	Chief Executive Officer and Director
Jie Chen		April 15, 2011

/s/Xinmin Pan	Chief Financial Officer
Xinmin Pan		April 15, 2011

/s/Hui Chen	Director
Hui Chen		April 15, 2011

/s/Hongliang Li	Director
Hongliang Li		April 15, 2011

/s/Wei Wang	Director
Wei Wang		April 15, 2011

EXHIBITS

Exhibit Number	Description

*3.1	Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

*3.2	Certificate of Amendment of Certificate of Incorporation of the Company [Incorporated by reference to Appendix A of the Definitive Proxy Statement of the Company filed on July 3, 2001 in Commission file number 0-30183]

*3.3	Amended and Restated Bylaws of the Company [Incorporated by reference to Exhibit 3.3 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183 in Commission file number 0-30183]

*3.4	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of the State of New York on October 16, 2007 [Incorporated by reference to Exhibit 3.4 of the Form 8-K filed on December 5, 2007 in Commission file number 0-30183]

*10.1	Employment Agreement, dated June 1, 2007, by and between Beijing SOD and Wei Wang. [Incorporated by reference to Exhibit 10.5of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

*10.2	Equity Transfer Agreement, dated December 22, 2006, by and between Beijing Qiang Long and Top Time. [Incorporated by reference to Exhibit 10.6 of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

*10.3	Loan Agreement, dated December 22, 2006, by and between Top Time and Daykeen. [Incorporated by reference to Exhibit 10.7of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

*10.4	Agreement, dated December 27, 2006, by and between Top Time and Daykeen. [Incorporated by reference to Exhibit 10.8 of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

*14	Code of Ethics [incorporated by reference to Exhibit 14 of the Annual Report on Form 10- KSB of the Company for the fiscal year ended December 31, 2003]

21	A description of the subsidiaries of the registrant.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference as indicated.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 203 *Fort Lee * NJ 07024
P.O. Box 436402 * San Diego * CA 92143-6402
619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Members of
China Longyi Group International Holdings Limited

We have audited the accompanying consolidated balance sheet of China Longyi Group International Holdings Limited (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of China Longyi Group International Holdings Limited as of December 31, 2009, were audited by other auditors whose report dated April 15, 2010, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Longyi Group International Holdings Limited as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stan J.H. Lee, CPA
Stan J.H. Lee, CPA
April 12, 2011

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

/s/ Bernstein & Pinchuk LLP

April 15, 2010
New York, New York

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2010	2009
Current assets
Cash and cash equivalents	$19,554	$26,132
Inventories	418,485	402,231
Other receivables	126,401	145,214
Interest receivable	168,323	137,429
Short term investment	377,263	692,699
Deposits and prepayments	10,127	34,161
Total current assets	1,120,153	1,437,866

Investment	10,309	-
Property, plant and equipment (net)	501,353	525,785
	$1,631,815	$1,963,651

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$165,909	$166,226
Accrued liabilities	216,062	198,361
Due to directors	120,076	120,440
Due to related company	20,505	19,894
Other payables	182,179	165,739
Total current liabilities	704,731	670,660

Equity
authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(29,125,339)	(28,752,286)
Accumulated other comprehensive income	195,461	153,144
Total China Longyi stockholders' equity	724,220	1,054,956
Nontrolling interest	202,864	238,035
Total Equity	927,084	1,292,991
	$1,631,815	$1,963,651

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended		Period from June 4,1997
	December 31,		(inception) to
	2010	2009	December 31, 2010
Revenues
Sales	$8,582	$57,878	$695,527
Cost of sales	5,474	52,465	855,909
Gross margin	3,108	5,413	(160,382)
Operating expenses			-
General and administrative expenses	440,582	619,923	17,460,932
Goodwill impairment loss	-	-	5,408,584
Write-off inventory and bus licenses	-	-	3,322,712
Research and development costs	-	29,278	8,880,206
	440,582	649,201	35,072,434
Loss from operations	(437,474)	(643,788)	(35,232,816)
Other income (expense)			-
Interest income	26,113	42,567	314,503
Other income (expense)	8,314	76,687	1,048,437
Transaction exchange gain	(7,094)	(11,687)	1,000,636
Gain on asset disposal	-	-	1,172
Gain on debt settlement			156,018
Gain on disposal subsidiary	-	-	4,093,455
Interest expense	-	-	(712,302)
	27,333	107,567	5,901,919
Loss before income tax expense and noncontrolling interest	(410,141)	(536,221)	(29,330,897)

Income tax expense	-	-	-
Net loss	(410,141)	(536,221)	(29,330,897)
Less: Net loss attributable to noncontrolling interest	37,088	42,709	205,558
Net loss attributable to China Longyi	$(373,053)	$(493,512)	$(29,125,339)

Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862
Comprehensive loss
Net loss	$(410,141)	$(536,221)
Foreign currency translation adjustment	44,234	13,179

Comprehensive loss	(365,907)	(523,042)
Comprehensive loss attributable to noncontrolling interest	(28,684)	(40,205)
Comprehensive loss attributable to China Longyi	$(337,223)	$(482,837)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from Jun 4, 1997
	Year ended December 31,		(inception) to
	2010	2009	December, 31, 2010
Cash flows from operating activities:
Net loss	$(410,141)	$(536,221)	$(29,330,897)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	40,367	42,922	1,160,565
Loss on sales of property and equipment		9,873	9,873
Impairment loss for fixed assets	-	26,497	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-		(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Other receivables	20,961	(87,798)	5,238,467
Interest receivable	(26,089)	(1,492)	(159,167)
Deposits and prepayment	24,537	(1,988)	698,849
Inventory	(3,809)	55,058	(874,825)
Other payables	12,101	6,570	(388,118)
Accounts payable and accrued liabilities	9,205	17,351	(3,346,103)
Net cash used in operations	(332,868)	(469,228)	(11,782,036)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	329,374	344,017	276,480
Purchase of investment	-	-	-
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	(665)	-	(556,912)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	(10,309)	13,907	701,100
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	318,400	357,924	(2,603,744)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collecttion from shareholders	-	75,480	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Net cash provided by financing activities		75,480	14,185,000
Effect of foreign exchange rate fluctuation	7,900	10,649	220,344
Increase(decrease) in cash and cash equivalents	(6,568)	(25,175)	19,564
Cash and cash equivalents, beginning of period	26,132	51,307	-
Cash and cash equivalents, end of period	$19,554	$26,132	$19,564

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

								Development	Accumulated
					Common Stock		Additional	Stage	Other
	Common Stock		Common Stock		Subscribed		Paid In	Accumulated	Comprehensive	Subscription	Due from	Noncontrolling
	$.12834 Par Value		$.01 Par Value		$.01 Par Value		Capital	Deficit	Income	Receivable	stockholder	Interest	Total

Common stock issued - June 4, 1997	10,000	$1,283		$-		$-	$-	$-	$-	$-		$-	$1,283
Net loss for the period	-	-	-	-	-	-	-	(289)	-	-	-	-	(289)
Balance December 31, 1997	10,000	1,283	-	-	-	-	-	(289)	-	-			994
													-
Net loss for the year	-	-	-	-	-	-	-	(3,209)	-	-	-	-	(3,209)
Balance December 31, 1998	10,000	1,283	-	-	-	-	-	(3,498)	-	-			(2,215)

Shares issued at par value Mar 30	990,000	127,057											127,057
Net loss for the period	-	-	-	-	-	-	-	(302)	-	-	-	-	(302)
Balance December 31, 1999	1,000,000	128,340	-	-	-	-	-	(3,800)	-	-			124,540

Net loss for the year	-	-	-	-	-	-	-	(9,876,193)	-	-	-	-	(9,876,193)
Balance December 31, 2000	1,000,000	128,340	-	-	-	-	-	(9,879,993)	-	-			(9,751,653)

Shares issued at $.20 Apr 5			385,685	3,857			73,280						77,137
Shares issued at $.20 Apr 17			7,500,000	75,000			1,425,000						1,500,000
Shares at par value Jun 22			28,000,000	280,000									280,000
Recapitalization Jun 22	(1,000,000)	(128,340)	3,600,000	36,000			(498,280)						(590,620)
Dividend paid Jun 22							(1,000,000)						(1,000,000)
Shares issued at $2.00 Jul 23			473,500	4,735			942,265						947,000
Shares issued at $2.00 Oct 1			10,000	100			19,900						20,000
Shares issued for debt conversion			8,500,000	85,000			8,415,000						8,500,000
Capital contributed debt to equity conversion							1,500,000						1,500,000
Net loss for the year	-	-	-	-	-	-	-	(2,492,318)	-	-	-	-	(2,492,318)
Balance December 31, 2001	-	-	48,469,185	484,692	-	-	10,877,165	(12,372,311)	-	-			(1,010,454)

Shares issued at $.20 Feb 20			372,807	3,728			70,833			(74,561)			-
Shares issued at par option exercise Apr 24 for svcs			540,260	5,403			410,597						416,000
Shares issued at $.13 Nov 27 for services			1,100,000	11,000			132,000						143,000
Net loss for the year	-	-	-	-	-	-	-	(2,490,990)	-	-	-	-	(2,490,990)
Balance December 31, 2002	-	-	50,482,252	504,823	-	-	11,490,595	(14,863,301)	-	(74,561)			(2,942,444)

Shares issued at $.12 Mar 31			1,513,969	15,139			166,537						181,676
Shares subscribed at $.40 Sep 29					15,000,000	6,000,000				(6,000,000)			-
Shares issued at $.40 Oct 3			1,511,488	15,115	(1,511,488)	(604,595)	589,480			1,209,482			1,209,482
Net loss for the year	-	-	-	-	-	-	-	(1,761,393)	-	-	-	-	(1,761,393)
Balance December 31, 2003	-	-	53,507,709	535,077	13,488,512	5,395,405	12,246,612	(16,624,694)	-	(4,865,079)			(3,312,679)

Shares issued at $.40 Jan 9 Qian Long			3,023,998	30,240	(3,023,998)	(1,209,599)	1,179,359			604,712			604,712
Shares issued at $.13 for debt conversion			24,036,269	240,363			2,887,862						3,128,225
Shares subscribed at $.21 Jan 29 Qian Long					140,000,000	29,400,000				(29,400,000)			-
Shares subscribed at $.14 Jan 13 China Cardinal					16,483,514	2,307,692				(2,307,692)			-
Shares issued at $.14 May 28 China Cardinal			4,733,229	47,332	(4,733,229)	(662,652)	615,320			662,652			662,652
Shares issued at $.14 May 28 China Cardinal			11,750,285	117,503	(11,750,285)	(1,645,040)	1,527,537			1,645,040			1,645,040
Shares issued at $.14 Mar 31 purch of Asia Key			28,210,000	282,100			3,667,300						3,949,400
Options exercised at $.12 in lieu of salary			2,500,000	25,000			275,000						300,000
Options exercised at $.12 in lieu of salary			500,000	5,000			55,000						60,000
Options exercised at $.12 in lieu of salary			1,000,000	10,000			110,000						120,000
Qian Long subscription at $.40 Dec 12			10,464,514	104,645	(10,464,514)	(4,185,806)	4,081,161			4,839,601			4,839,601
2002 stock subscription deemed to be uncollectible							(74,561)			74,561			-
Net loss for the year	-	-	-	-	-	-	-	(11,024,215)	-	-	-	-	(11,024,215)
Balance December 31, 2004	-	-	139,726,004	1,397,260	140,000,000	29,400,000	26,570,590	(27,648,909)	-	(28,746,205)			972,736

Shares issued at $.14 for debt			5,770,000	57,700			772,400						830,100
Net loss for the year								(1,170,770)					(1,170,770)
Foreign currency translation adjustm	-	-	-	-	-	-	-	-	(230,745)	-	-	-	(230,745)
Balance December 31, 2005	-	-	145,496,004	1,454,960	140,000,000	29,400,000	27,342,990	(28,819,679)	(230,745)	(28,746,205)			401,321

Shares issued at $.21 December 18 Qiang Long			3,013,862	30,139	(3,013,863)	(632,911)	602,772			632,911			632,911
Net loss for the year								(345,621)					(345,621)
Foreign currency translation adjustm	-	-	-	-	-	-	-	-	(25,461)	-	-	-	(25,461)
Balance December 31, 2006	-	-	148,509,866	1,485,099	136,986,137	28,767,089	27,945,762	(29,165,300)	(256,206)	(28,113,294)			663,150

Items applied retroactively:
Acquisition of noncontrolling interests												310,485	310,485
Reverse stock split - October 16, 20	-	-	(141,084,373)	(1,410,844)	(130,136,830)	(27,328,734)	28,739,578	-	-	-			-
Shares issued at $.21 June 29,2007, 50mil shares			6,849,307	68,493	(6,849,307)	(1,438,355)	1,369,862			28,113,294			28,113,294
Shares subscribed for exchange			62,250,000	622,500			24,277,500						24,900,000
Shares issued at December 19,2007			1,131,054	11,310									11,310
Net loss for the year								3,094,885				(68,376)	3,026,509
Foreign currency translation adjustment		-	-	-	-	-	-	-	272,359	-		63,887	336,246
Related party Acquisition Premium							(53,455,161.77)						(53,455,162)
Balance December 31, 2007	-	-	77,655,854	776,558	-	-	28,877,540	(26,070,415)	16,153	-	-	305,996	3,905,832

Shares issued at January,2008			8	-									-
Net loss for the year	-	-	-	-	-	-	-	(2,188,359)	-	-	-	(57,385)	(2,245,744)
Foreign currency translation adjustment		-	-	-	-	-	-	-	126,315	-	-	29,630	155,945
Balance December 31, 2008	-	-	77,655,862	776,558	-	-	28,877,540	(28,258,774)	142,469	-	-	278,240	1,816,033

Net loss for the year	-	-	-	-	-	-	-	(493,512)	-	-	-	(42,709)	(536,221)
Foreign currency translation adjustment		-	-	-	-	-	-	-	10,675	-	-	2,504	13,179
Balance December 31, 2009	$-	$-	$77,655,862	$776,558	$-	$-	$28,877,540	$(28,752,286)	$153,144	$-	$-	$238,035	$1,292,991

Net loss for the year	-	-	-	-	-	-	-	(373,053)	-	-	-	(37,088)	(410,141)
Foreign currency translation adjustment		-	-	-	-	-	-	-	42,317	-	-	1,917	44,234
Balance December 31, 2010	$-	$-	$77,655,862	$776,558	$-	$-	$28,877,540	$(29,125,339)	$195,461	$-	$-	$202,864	$927,084

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American (“US GAAP”) for financial information and with the instructions to Form 10 and Item 310 of Regulation S. The accounts of China LongYi Group International Holdings Limited and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the twelve months ended December 31, 2010.

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

The Company had incurred losses since inception and had little working capital until June 29, 2007. However, the substantial doubt about its ability to continue as a going concern, which contemplated the realization of assets and the payment of liabilities in the ordinary course of business, was alleviated on June 29, 2007, when management obtained $28,113,294 in funding through the issuance of additional stock to one of the Company’s shareholders. On November 12, 2007, we c ompleted an acquisition transaction with Top Time whereby we paid Daykeen, Top Time’s sole shareholder, a total consideration of $54.9 million, in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. The equity portion of the purchase price amounts to a total of 62,250,000 shares of our common stock.

On July 27, 2007, the Company instructed the prior Transfer Agent to issue 50,000,000 shares of common stock issuable to Qiang Long to Jolly Concept Management Limited, in accordance with Qiang Long’s instructions. On December 14, 2007, the Company instructed the present Transfer Agent to issue the replacement certificate showing the new name of the company and the correct number of shares, post reverse-split, and the remaining 4,349,307 shares of common stock issuable to Qiang Long, to Jolly Concept Management Limited and to Zhang, Lifang. The Company also agreed to issue 1,131,026 shares of common stock post-reverse-split to Luck Pond Enterprises Limited or its designee, for its services as finder in connection with the Qiang Long investment. On December 14, 2007, the Company instructed the present Transfer Agent to issue a total amount of 62,250,000 shares of the Company’s common stock, post-reverse-split, issuable to Daykeen, to Daykeen Investment Limited.

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the years ended December 31, 2010 and 2009 were $0 and $29,278 respectively and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to December 31, 2010.

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

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

	Year ended December 31,
	2010	2009
NUMERATOR FOR BASIC AND DILUTED LPS
Net loss attributable to common stockholders	$(373,053)	$(493,512)

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares of common stock outstanding	77,655,862	77,655,862

LPS - Basic and diluted	$(0.00)	$(0.01)

There were no potentially dilutive securities outstanding at December 31, 2010 as the result would be anti-dilutive.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with SFAS 123(R) (“ASC Topic 718”), “Share-Based Payment.” Under ASC Topic 718 the Company is required to recognize share-based compensation expense at fair valued. The Company had no such compensation expense for the years ended December 31, 2010 and 2009.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its EITF) and the AICPA are not believed by management to have a material impact on the Company's present or future financial statements.

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

The Reverse Split reduce the number of issued and outstanding shares of Company’s Common Stock and effectively increase the number of authorized and unissued shares of our Common Stock available for future issuance. The Reverse Split will become effective on the Effective Date, which occurs when the Certificate of Amendment is filed with the Secretary of State for the State of New York following the expiration of the 20-day period mandated by Rule 14c of the Exchange Act.

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

The Company's capital structure as of December 31, 2010 and 2009 was as follows:

Common stock – par value $0.01	Authorized	Issued and outstanding
December 31, 2010	200,000,000	77,655,862
December 31, 2009	200,000,000	77,655,862

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

The Company has a one year deposit certificate with an investment company in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the years ended December 31, 2010 and 2009 was $377,263 and $692,699, and was recorded on the balance sheet as a short term investment.

6.	INVENTORIES

Inventories at December 31, 2010 and 2009 consisted of:

	2010	2009
Materials	$35,033	$34,225
Low value consumables	13,752	13,342
Work in progress	270,860	262,785
Finished goods	98,840	91,879
	$418,485	$402,231

7.	PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of:

	2010	2009
Transportation equipment	$66,416	$64,436
Furniture and office equipment	35,599	33,879
Production equipment, buildings and improvements	398,356	386,480
Subtotal	500,371	484,795
Less: impairment provision	(27,330)	(26,515)
accumulated depreciation	(153,766)	(109,145)
	319,275	349,135
Construction in progress	182,078	176,650
	$501,353	$525,785

Depreciation expense for the years ended December 31, 2010 and 2009 was $44,621 and $32,824, respectively. Impairment for the year ended December 31, 2010 and 2009 was $ 27,330 and $26,515, respectively.

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

As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in 2009 and 2010.

11.	SUBSEQUENT EVENT

The management assessed there were no events occurring after balance date as of December 31, 2010 and prior to the time of annual report completion which might affect the financial report.