Form 10-Q
period 2011-03-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2011-05-16
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2011 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	March 31,	December 31,
ASSETS	2011	2010
Current assets
Cash and cash equivalents	$19,704	$19,554
Inventories	423,456	418,485
Other receivables	125,109	126,401
Interest receivable	174,079	168,323
Short term investment	289,564	377,263
Deposits and prepayments	12,087	10,127
Total current assets	1,043,999	1,120,153

Investment	10,413	10,309
Property, plant and equipment (net)	487,648	501,353
	$1,542,060	$1,631,815

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$173,688	$165,909
Accrued liabilities	231,051	216,062
Due to directors	120,058	120,076
Due to related company	20,713	20,505
Other payables	170,995	182,179
Total current liabilities	716,505	704,731

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(29,222,844)	(29,125,339)
Accumulated other comprehensive income	200,719	195,461
Total China Longyi stockholders' equity	631,973	724,220
Nontrolling interest	193,582	202,864
Total Equity	825,555	927,084
	$1,542,060	$1,631,815

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended		Period from June 4,1997
	March 31,		(inception) to
	2011	2010	March 31, 2011
Revenues
Sales	$-	$1,152	$695,527
Cost of sales	-	501	855,909
Gross margin	-	651	(160,382)
Operating expenses			-
General and administrative expenses	113,077	132,206	17,574,009
Goodwill impairment loss	-	-	5,408,584
Write-off inventory and bus licenses	-	-	3,322,712
Research and development costs	-	-	8,880,206
	113,077	132,206	35,185,511
Loss from operations	(113,077)	(131,555)	(35,345,893)
Other income (expense)			-
Interest income	4,047	7,940	318,550
Other income (expense)	(3,704)	10,256	1,044,733
Transaction exchange gain	5,546	(5,298)	1,006,182
Gain on asset disposal	-	-	1,172
Gain on debt settlement			156,018
Gain on disposal subsidiary	-	-	4,093,455
Interest expense	-	-	(712,302)
	5,889	12,898	5,907,808
Loss before income tax expense and noncontrolling interest	(107,188)	(118,657)	(29,438,085)
Income tax expense	-	-	-
Net loss	(107,188)	(118,657)	(29,438,085)
Less: Net loss attributable to noncontrolling interest	9,683	8,308	215,241
Net loss attributable to China Longyi	$(97,505)	$(110,349)	$(29,222,844)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862
Comprehensive loss
Net loss	$(107,188)	$(118,657)
Foreign currency translation adjustment	5,659	5,318
Comprehensive loss	(101,529)	(113,339)
Comprehensive loss attributable to noncontrolling interest	(9,282)	(7,298)
Comprehensive loss attributable to China Longyi	$(92,247)	$(106,041)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,		Period from Jun 4, 1997
	2011	2010	(inception) to 03.31, 2011
Cash flows from operating activities:
Net loss	$(107,188)	$(118,657)	$(29,438,095)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,057	10,006	1,164,622
Loss on sales of property and equipment		-	9,873
Impairment loss for fixed assets	-	-	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-		(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Other receivables	2,003	18,756	5,240,470
Interest receivable	(4,037)	(7,935)	(163,204)
Deposits and prepayment	(1,850)	24,360	696,999
Inventory	(736)	(44)	(875,561)
Other payables	(12,171)	(3,023)	(400,289)
Accounts payable and accrued liabilities	19,348	(1,259)	(3,326,755)
Net cash used in operations	(100,574)	(77,796)	(11,882,620)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	91,130	65,916	367,610
Purchase of investment		(10,000)
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	14,640	-	(542,272)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	-	701,100
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	105,770	55,916	(2,497,975)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collection from shareholders	-	-	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Net cash provided by financing activities			14,185,000
Effect of foreign exchange rate fluctuation	(5,045)	5,265	215,299
Increase(decrease) in cash and cash equivalents	151	(16,615)	19,705
Cash and cash equivalents, beginning of period	19,554	26,132	-
Cash and cash equivalents, end of period	$19,705	$9,517	$19,705

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)
March 31, 2011

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
March 31, 2011

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
March 31, 2011

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
March 31, 2011

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
March 31, 2011

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
March 31, 2011

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
March 31, 2011

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
March 31, 2011

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the three months period ended March 31, 2011 and 2010 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to March 31, 2011.

EARNING (LOSS) PER SHARE

Basic earning (loss) per common share ("LPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earning (loss) per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

There were no stock options and potentially dilutive securities outstanding at March 31, 2011.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with ASC Topic 718, (formerly SFAS 123(R), “Share-Based Payment.”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period. The Company had no such compensation expense for the three months ended March 31, 2011.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)
March 31, 2011

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
March 31, 2011

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

The Company has a one year deposit certificate with an investment company in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the three months ended March 31, 2011 was $289,564 and $377,263 for the year ended, 2010, and was recorded on the balance sheet as a short term investment.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)
March 31, 2011

7.	SUBSEQUENT EVENTS

Management has considered all events occurring through May 15, 2011, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” relating to the business of China Longyi Group International Holdings Limited and its subsidiary companies. The forward-looking statements include, among others, statements concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on assumptions and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Risks and uncertainties include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any of the factors mentioned in the “Risk Factors” section of the Company’s annual report on Form 10-K filed on April 15, 2011. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

First Quarter of 2011 Financial Performance Highlights

The following are some financial highlights for the three months ended March 31, 2011:

  Revenue: Revenue decreased $1,152, to $0 for the three months ended March 31, 2011, from $1,152 for the same period in 2010.

  Expense from operations: Expense from operations decreased $19,192, or 14.47%, to $113,077 for the three months ended March 31, 2011, from $132,206 for the same period in 2010.

  Net loss: Net loss decreased $12,824, or 11.6%, to $97,505 for the three months ended March 31, 2011, from $110,349 for the same period in 2010.

  Fully diluted net income per share: Fully diluted net loss per share was $0 for the three months ended March 31, 2011, as compared to $0 for the same period in 2010.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the first quarter of 2011.

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

We incurred no income taxes in either the three months ended March 31, 2011 or the three months ended March 31, 2010.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months ended March 31, 2010

The following table summarizes the results of our operations for the three months ended March 31, 2011 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2010 to the same period of 2011.

	Three Months Ended
	March 31,		Increase	% Increase
Item	2011	2010	(Decrease)	(% Decrease)
Revenue	$0	$1,152	$(1,152)	(100%	)
Cost of Revenue	0	501	(501)	(100%	)
Gross Profit	0	651	(651)	(100%	)
Operating Expenses	113,077	132,206	(19,129)	(14.5%	)
Other Income	5,889	12,898	(7,009)	(5.4%	)
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(97,505)	$(110,349)	$(12,844)	(11.6%	)

Revenues. Our revenues are derived primarily from sales of our SOD products. Revenues decreased $1,152, or 100%, to $0 for the three months ended March 31, 2011, from $1,152 for the same period in 2010. In 2011, while we are still in the process of negotiating with the local government for the relocation of Chongqing SOD, we did not sell any SOD products during the first quarter of 2011.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues decreased $501, or 100%, to $0 for the three months ended March 31, 2011, from $501 during the same period in 2010.

Gross Profit. Our gross profit decreased by $651, or 100%, to $0 for the three months ended March 31, 2011 from $651 during the same period in 2010.

Operating Expenses. Our total operating expenses for the three months ended March 31, 2011 decreased $19,129, or 14.5%, to $113,077, from $132,206 for the same period in 2010. This decrease is mainly attributable to the reduction of the professional fees we paid during the first quarter of 2011.

Other Income. Other income was $5,889 during the three months ended March 31, 2011, which represents a decrease of $7,009 from $12,898 during the same period in 2010. During the first quarter of 2011, our short term investment principle reduced to $289,564 from $626,767. As a result, our interest income for the three months ended March 31, 2011 decreased $3,893 to $4,047, from $7,940 for the same period in 2010. The rest of reduction was attributable to the decrease of other expense and transaction exchange gain.

Net Loss attributable to China Longyi. As a result of factors described above, our net loss decreased by $12,844, or 11.6%, to $97,505 for the three months ended March 31, 2011, from $110,349 for the same period in 2010.

Liquidity and Capital Resources

We had $19,704 in cash and cash equivalents as of March 31, 2011, and a one year cash investment of $289,564. As of such date, we also had total current assets of $1,043,999 and total assets of $1,542,060. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $716,505. Our stockholders’ equity as of March 31, 2011 was $825,555. Since inception, we have accumulated a net loss of $29,222,844.

The following table summarizes the statements of cash flows from the financial statements for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:

	Three Months Ended
	March 31,
	2011	2010
Net Cash (Used In) Operating Activities	$(100,547)	$(77,796)
Net Cash Provided By Investing Activities	105,770	55,916
Net Cash Provided By Financing Activities	-	-
Effect of foreign exchange rate fluctuation	(5,045)	5,265
Net increase (decrease) in Cash and Cash Equivalents	151	(16,615)
Cash and Cash Equivalents - Beginning of Period	19,554	26,132
Cash and Cash Equivalents – End of Period	19,705	9,517

Operating Activities

Net cash used in operating activities was $100,547 for the three-month period ended March 31, 2011, which is an increase of $22,778 from $77,796 of net cash used in the operating activities for the same period of 2010. The increased of the cash used in operating activities was mainly attributed to the decrease in deposits and prepayment. In the first quarter of 2010, we received $24,360 as deposits and prepayment due to the sale of SOD products. During the first quarter of 2011, we did not sell any SOD products and as a result, we had no more cash flow provided by SOD products sold.

Investing Activities

Net cash provided by investing activities for the three-month period ended March 31, 2011 was $105,770, which is an increase of approximately $49,854 from net cash provided by investing activities of $55,916, for the same period of 2010. Such an increase is mainly due to the disposition of a vehicle that we owned during the first quarter of 2011.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2011 was $0 as compared to $0 provided by financing activities for the same period in 2010. We did not have any financing activities during the three months ended March 31, 2011 and 2010.

The Company did not have any bank loans as of March 31, 2011.

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

	March 31,				December 31,
	2011		2010		2010
	RMB	HK$	RMB	HK$	RMB	HK$

Balance sheet items, except for equity accounts	6.5564	7.7844	6.7011	7.7605	6.6227	7.7832

Items in the statements of income and comprehensive income, and the statements of cash flows	6.5840	7.7876	6.8072	7.7715	6.7704	7.7693

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of March 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended March 31, 2011 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: May 16, 2011
By: /s/ Jie Chen
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: May 16, 2011	By: /s/ Xinmin Pan
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