Form 10-Q
period 2011-06-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2011-08-15
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [_]

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2011 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	June 30,	December 31,
ASSETS	2011	2010
Current assets
Cash and cash equivalents	$3,408	$19,554
Inventories	432,643	418,485
Other receivables	124,379	126,401
Interest receivable	179,150	168,323
Short term investment	216,098	377,263
Deposits and prepayments	12,619	10,127
Total current assets	968,297	1,120,153

Investment	10,549	10,309
Property, plant and equipment (net)	483,972	501,353
	$1,462,818	$1,631,815

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$175,581	$165,909
Accrued liabilities	246,801	216,062
Due to directors	120,097	120,076
Due to related company	20,984	20,505
Other payables	180,246	182,179
Total current liabilities	743,709	704,731

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(29,321,079)	(29,125,339)
Accumulated other comprehensive income	201,147	195,461
Total China Longyi stockholders' equity	534,166	724,220
Nontrolling interest	184,943	202,864
Total Equity	719,109	927,084
	$1,462,818	$1,631,815

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Six months ended		Three months ended		Period from June 4,1997
	June 30,		June 30,		(inception) to
	2011	2010	2011	2010	June 30, 2011
Revenues
Sales	$1,406	$1,963	$1,406	$811	$696,933
Cost of sales	1,045	957	1,045	456	856,954
Gross margin	361	1,006	361	355	(160,021)
Operating expenses					-
General and administrative expenses	235,410	250,754	122,333	118,548	17,696,342
Goodwill impairment loss	-	-	-	-	5,408,584
Write-off inventory and bus licenses	-	-	-	-	3,322,712
Research and development costs	-	-	-		8,880,206
	235,410	250,754	122,333	118,548	35,307,844
Loss from operations	(235,049)	(249,748)	(121,972)	(118,193)	(35,467,865)
Other income (expense)					-
Interest income	6,848	14,750	2,801	6,810	321,351
Other income (expense)	(3,569)	10,260	135	4	1,044,868
Transaction exchange gain	17,054	(26,276)	11,508	(20,978)	1,017,690
Gain on asset disposal	-	-	-	-	1,172
Gain on debt settlement			-	-	156,018
Gain on disposal subsidiary	-	-	-	-	4,093,455
Interest expense	-	-	-		(712,302)
	20,333	(1,266)	14,444	(14,164)	5,922,252
Loss before income tax expense and noncontrolling interest	(214,716)	(251,014)	(107,528)	(132,357)	(29,545,613)
Income tax expense	-	-	-	-	-
Net loss	(214,716)	(251,014)	(107,528)	(132,357)	(29,545,613)
Less: Net loss attributable to noncontrolling interest	18,976	17,187	9,293	8,879	224,534
Net loss attributable to China Longyi	$(195,740)	$(233,827)	$(98,235)	$(123,478)	$(29,321,079)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862	77,655,862	77,655,862
Comprehensive loss
Net loss	$(214,716)	$(251,014)	$(107,528)	$(132,357)
Foreign currency translation adjustment	6,741	33,309	1,082	27,991
Comprehensive loss	(207,975)	(217,705)	(106,446)	(104,366)
Comprehensive loss attributable to noncontrolling interest	(17,921)	(10,858)	(8,639)	(3,561)
Comprehensive loss attributable to China Longyi	$(190,054)	$(206,847)	$(97,807)	$(100,805)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,		Period from Jun 4, 1997
	2011	2010	(inception) to 06.30, 2011
Cash flows from operating activities:
Net loss	$(214,716)	$(251,014)	$(29,545,613)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	14,039	20,018	1,174,604
Loss on sales of property and equipment		-	9,873
Impairment loss for fixed assets	-	-	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-		(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Other receivables	3,668	21,396	5,242,135
Interest receivable	(6,821)	(14,737)	(165,988)
Deposits and prepayment	(2,231)	21,948	696,618
Inventory	(4,339)	(107)	(879,164)
Other payables	(5,733)	6,934	(393,861)
Accounts payable and accrued liabilities	33,751	7,528	(3,312,352)
Net cash used in operations	(182,382)	(188,034)	(11,964,428)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	14,732	153,843	291,212
Purchase of investment		(10,053)
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	168,119	-	(388,792)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	-	701,100
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	182,851	143,790	(2,420,893)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collecttion from shareholders	-	-	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Net cash provided by financing activities			14,185,000
Effect of foreign exchange rate fluctuation	(16,615)	26,325	203,729
Increase(decrease) in cash and cash equivalents	(16,146)	(17,919)	3,408
Cash and cash equivalents, beginning of period	19,554	26,132	-
Cash and cash equivalents, end of period	$3,408	$8,213	$3,408

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)
June 30, 2011

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
June 30, 2011

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
June 30, 2011

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
June 30, 2011

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
June 30, 2011

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
June 30, 2011

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
June 30, 2011

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
June 30, 2011

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the six months period ended June 30, 2011 and 2010 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to June 30, 2011.

EARNING (LOSS) PER SHARE

Basic earning (loss) per common share ("LPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earning (loss) per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

There were no stock options and potentially dilutive securities outstanding at June 30, 2011.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with ASC Topic 718, (formerly SFAS 123(R), “Share-Based Payment.”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period. The Company had no such compensation expense for the three months ended June 30, 2011.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)
June 30, 2011

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
June 30, 2011

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

The Company has a one year deposit certificate with an investment company in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the three months ended June 30, 2011 was $216,098 and $377,263 for the year ended, 2010, and was recorded on the balance sheet as a short term investment.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)
June 30, 2011

7.	SUBSEQUENT EVENTS

Management has considered all events occurring through August 15, 2011, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

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

Second Quarter of 2011 Financial Performance Highlights

The following are some financial highlights for the three months ended June 30, 2011:

  Revenue: Revenue increased $595, to $1,406 for the three months ended June 30, 2011, from $811 for the same period in 2010.

  Expense from operations: Expense from operations increased $3,785, or 3.2%, to $122,333 for the three months ended June 30, 2011, from $118,548 for the same period in 2010.

  Net loss: Net loss decreased $24,829, or 18.8%, to $(107,528) for the three months ended June 30, 2011, from $(132,357) for the same period in 2010.

  Fully diluted net income per share: Fully diluted net loss per share was $0 for the three months ended June 30, 2011, as compared to $0 for the same period in 2010.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the second quarter of 2011.

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

We incurred no income taxes in either the three months ended June 30, 2011 or the three months ended June 30, 2010.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months ended June 30, 2010

The following table summarizes the results of our operations for the three months ended June 30, 2011 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2010 to the same period of 2011.

	Three Months Ended
	June 30,		Increase	% Increase
Item	2011	2010	(Decrease)	(% Decrease)
Revenue	$1,406	$811	$595	73.4%
Cost of Revenue	1,045	456	589	129.2%
Gross Profit	361	355	6	1.7%
Operating Expenses	122,333	118,548	3,785	3.2%
Other Income	14,444	(14,164)	28,608	202%
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(98,235)	$(123,478)	$(25,234)	(20.4%	)

Revenues. Our revenues are derived primarily from sales of our SOD products. Revenues increased $595, or 73.4%, to $1,406 for the three months ended June 30, 2011, from $811 for the same period in 2010. Although we are still in the process of negotiating with the local government for the relocation of Chongqing SOD, we produced some new SOD products at our SOD products’ researching lab in Beijing and sold these new products during the second quarter of 2011, therefore our sales of SOD products increased.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues increased $589, or 129.2%, to $1,045 for the three months ended June 30, 2011, from $456 during the same period in 2010. This increase was mainly due to some of new SOD products were produced at our SOD products’ researching lab in Beijing. As a percentage of revenues, the cost of revenues increased to 74.3% during the three moths ended June 30, 2011 from 56.22% in the same period in 2010.

Gross Profit. Our gross profit increased by $6, or 1.7%, to $361 for the three months ended June 30, 2011 from $355 during the same period in 2010. Gross profit as a percentage of revenues was 26% for the three months ended June 30, 2011, a decrease of 18% from 43.8% during the same period in 2010. Due to the significant increase in our cost of revenues, the percentage of gross profit of revenues during the second quarter of 2011 decreased compared with the same period of 2010.

Operating Expenses. Our total operating expenses for the three months ended June 30, 2011 increased $3,785 or 3.2%, to $122,333, from $118,548 for the same period in 2010. Operating expense for the three months ended June 30, 2011 was relatively stable as compared with the same period in 2010.

Other Income. Other income was $14,444 during the three months ended June 30, 201, an increase of $28,608 from $(14,164) during a same period in 2010. Such difference came from the transaction exchange gain item for the three months ended June 30, 2011, which was $11,508, and for the same period of 2010 was ($20,978).

Net Loss attributable to China Longyi. As a result of the transaction exchange gain increased, our net loss decreased by $25,234, or 20.4%, to $98,235 for the three months ended June 30, 2011, from $(123,478) for the same period in 2010.

Six Months Ended June 30, 2011 Compared to Six Months ended June 30, 2010

The following table summarizes the results of our operations for the six months ended June 30, 2011 and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2010 to the same period of 2011.

	Six Months Ended
	June 30,		Increase	% Increase
Item	2011	2010	(Decrease)	(% Decrease)
Revenue	$1,406	$1,963	$(557)	(28.4%	)
Cost of Revenue	1,045	957	88	9.2%
Gross Profit	361	1,006	(645)	(64.1%	)
Operating Expenses	235,410	250,754	(15,344)	(6.1%	)
Other Income	20,333	(1,266)	21,599	1706.1%
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(195,740)	$(233,827)	$(38,087)	(16.3%	)

Revenues. Revenues decreased $557, or 28.4%, to $1,406 for the six months ended June 30, 2011, from $1,963 for the same period in 2010. Although we produced a small quantity of SOD products at our Beijing SOD products researching Lab and sold those products during the six months ended June 30, 2011, we are still in the process of negotiating with the local government for the relocation of Chongqing SOD, so our sales of SOD products decreased during the six months ended June 30, 2011.

Cost of Revenues. Our cost of revenues increased $88, or 9.2%, to $1,045 for the six months ended June 30, 2011, from $957 during the same period in 2010. As a percentage of revenues, the cost of revenues increased to 74.3% during the six moths ended June 30, 2011 from 48.8% in the same period in 2010. Such decrease in gross margin was mainly attributable to the fact that there was a small quantity of SOD products produced at Beijing researching lab.

Gross Profit. Our gross profit decreased by $645, or 64.1%, to $361 for the six months ended June 30, 2011 from $1,006 during the same period in 2010. Gross profit as a percentage of revenues was 25.68% for the six months ended June 30, 2011, a decrease of 25.57% from 51.2% during the same period in 2010.

Operating Expenses. Our total operating expenses for the six months ended June 30, 2011 decreased $15,344, or 6.1%, to $235,410, from $250,754 for the same period in 2010. On July 1, 2010 we dismissed Bernstein & Pinchuk LLP as our independent registered public accounting firm and engaged Stan J. H. Lee, CPA as our new independent registered public accounting firm. Accordingly, the audit and audit related fees were decreased $12,500 from $67,500 to $55,000 in the first quarter of 2011 compared with same period of 2010.

Other Income. Other income was $20,333 during the six months ended June 30, 2011, an increase of $21,599 from $(1,266) during a same period in 2010. Such difference came from the transaction exchange gain item for the six months ended June 30, 2011, which was $17,054, and for the same period of 2010 was ($26,276).

Net Loss attributable to China Longyi. As a result of factors described above, our net loss decreased by $38,087, or 16.3%, to $195,740 for the six months ended June 30, 2011, from $233,827 for the same period in 2010.

Liquidity and Capital Resources

We had $3,408 in cash and cash equivalents as of June 30, 2011, and a one year cash investment of $216,098. As of such date, we also had total current assets of $968,297 and total assets of $1,462,818. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $743,709. Our stockholders’ equity as of June 30, 2011 was $719,109. Since inception, we have accumulated a net loss of $29,321,079.

The following table summarizes the statements of cash flows from the financial statements for the six months ended June 30, 2011 compared to the six months ended June 30, 2010:

	Six Months Ended
	June 30,
	2011	2010
Net Cash (Used In) Operating Activities	$(182,382)	$(188,034)
Net Cash Provided By Investing Activities	182,851	143,790
Net Cash Provided By Financing Activities	-	-
Net increase (decrease) in Cash and Cash Equivalents	(16,146)	(17,919)
Cash and Cash Equivalents - Beginning of Period	19,554	26,132
Cash and Cash Equivalents – End of Period	3,408	8,213

Operating Activities

Net cash used in operating activities was $182,382 for the six-month period ended June 30, 2011, which is a decrease of $5,652 from $188,034 of net cash used in the operating activities for the same period of 2010. The cash used in operating activities was relatively stable as compared with the same period of 2011 and 2010.

Investing Activities

Net cash provided by investing activities for the six-month period ended June 30, 2011 was $182,851, which is an increase of approximately $39,061 from net cash provided by investing activities of $143,790, for the same period of 2010. Such an increase is mainly due to the disposition of a vehicle that we owned for the period ended June 30, 2011.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2011 was $0 as compared to $0 provided by financing activities for the same period in 2010. We did not have any financing activities during the six months ended June 30, 2011 and 2010.

The Company did not have any bank loans as of June 30, 2011.

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

	June 30,				December 31,
	2011		2010		2010
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.4716	7.7819	6.7011	7.7605	6.6227	7.7832

Items in the statements of income and comprehensive income, and the statements of cash flows	6.5430	7.7828	6.8072	7.7715	6.7704	7.7693

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of June 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended June 30, 2011 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: August 15, 2011
By: /s/ Jie Chen
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: August 15, 2011	By: /s/ Xinmin Pan
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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.