Form 10-Q
period 2011-09-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2011-11-14
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Yes [X]             No [    ]

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ___             Accelerated filer ___                 Non-accelerated filer ___                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]             No [X]

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2011 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	September 30,	December 31,
ASSETS	2011	2010
Current assets
Cash and cash equivalents	$9,328	$19,554
Inventories	434,908	418,485
Other receivables	134,791	126,401
Interest receivable	183,747	168,323
Short term investment	117,783	377,263
Deposits and prepayments	13,842	10,127
Total current assets	894,399	1,120,153

Investment	10,743	10,309
Property, plant and equipment (net)	479,811	501,353
	$1,384,953	$1,631,815

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$178,805	$165,909
Accrued liabilities	252,582	216,062
Due to directors	119,915	120,076
Due to related company	21,369	20,505
Other payables	181,034	182,179
Total current liabilities	753,705	704,731

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(29,418,306)	(29,125,339)
Accumulated other comprehensive income	219,487	195,461
Total China Longyi stockholders' equity	455,279	724,220
Noncontrolling interest	175,969	202,864
Total Equity	631,248	927,084
	$1,384,953	$1,631,815

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Nine months ended		Three months ended		Period from June 4,1997
	September 30,		September 30,		(inception) to
	2011	2010	2011	2010	September 30, 2011
Revenues
Sales	$10,252	$4,724	$8,846	$2,761	$705,779
Cost of sales	7,925	2,891	6,880	1,925	863,834
Gross margin	2,327	1,833	1,966	836	(158,055)
Operating expenses					-
General and administrative expenses	348,702	329,689	113,292	78,935	17,809,634
Goodwill impairment loss	-	-	-	-	5,408,584
Write-off inventory and bus licenses	-	-	-	-	3,322,712
Research and development costs	-	-	-		8,880,206
	348,702	329,689	113,292	78,935	35,421,136
Loss from operations	(346,375)	(327,856)	(111,326)	(78,099)	(35,579,191)
Other income (expense)					-
Interest income	8,182	20,878	1,334	6,128	322,685
Other income (expense)	2,940	10,288	6,509	28	1,051,377
Transaction exchange gain	13,767	10,951	(3,287)	37,227	1,014,403
Gain on asset disposal	-	-	-		1,172
Gain on debt settlement			-		156,018
Gain on disposal subsidiary	-	-	-		4,093,455
Interest expense	-	-	-		(712,302)
	24,889	42,117	4,556	43,383	5,926,808
Loss before income tax expense and noncontrolling interest	(321,486)	(285,739)	(106,770)	(34,716)	(29,652,383)
Income tax expense	-	-	-	-	-
Net loss	(321,486)	(285,739)	(106,770)	(34,716)	(29,652,383)
Less: Net loss attributable to noncontrolling interest	28,519	25,650	9,543	17,342	234,077
Net loss attributable to China Longyi	$(292,967)	$(260,089)	$(97,227)	$(17,374)	$(29,418,306)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862	77,655,862	77,655,862
Comprehensive loss
Net loss	$(321,486)	$(285,739)	$(106,770)	$(34,716)
Foreign currency translation adjustment	-	10,958	(5,318)	5640
Comprehensive loss	(321,486)	(274,781)	(112,088)	(29,076)
Comprehensive loss attributable to noncontrolling interest	(28,519)	(23,568)	(10,553)	(16,270)
Comprehensive loss attributable to China Longyi	$(292,967)	$(251,213)	$(101,535)	$(12,806)

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,		Period from Jun 4, 1997
	2011	2010	(inception) to 09.30, 2011
Cash flows from operating activities:
Net loss	$(321,486)	$(285,739)	$(29,652,383)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	26,883	30,106	1,187,448
Loss on sales of property and equipment		-	9,873
Impairment loss for fixed assets	-	-	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-		(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Other receivables	(5,313)	22,793	5,233,154
Interest receivable	(8,143)	(20,861)	(167,310)
Deposits and prepayment	(3,215)	24,713	695,634
Inventory	1,185	(2,249)	(873,640)
Other payables	(7,010)	29,471	(395,128)
Accounts payable and accrued liabilities	36,421	7,014	(3,309,682)
Net cash used in operations	(280,678)	(194,752)	(12,062,714)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	269,178	199,789	545,658
Purchase of investment		(10,188)
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	14,826	-	(542,086)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	-	701,100
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	284,004	189,601	(2,319,741)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collection from shareholders	-	-	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Net cash provided by financing activities			14,185,000
Effect of foreign exchange rate fluctuation	(13,552)	(11,763)	206,782
Increase (decrease) in cash and cash equivalents	(10,226)	(16,914)	9,327
Cash and cash equivalents, beginning of period	19,554	26,132	-
Cash and cash equivalents, end of period	$9,328	$9,218	$9,328

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)
September 30, 2011

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
September 30, 2011

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
September 30, 2011

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
September 30, 2011

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
September 30, 2011

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
September 30, 2011

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
September 30, 2011

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
September 30, 2011

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the six months period ended September 30, 2011 and 2010 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to September 30, 2011.

EARNING (LOSS) PER SHARE

Basic earning (loss) per common share ("LPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earning (loss) per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

There were no stock options and potentially dilutive securities outstanding at September 30, 2011.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with ASC Topic 718, (formerly SFAS 123(R), “Share-Based Payment.”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period. The Company had no such compensation expense for the three months ended September 30, 2011.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)
September 30, 2011

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
September 30, 2011

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

3. INVESTMENT

The Company has a one year deposit certificate with an investment company in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the three months ended September 30, 2011 was $117,783 and $377,263 for the year ended, 2010, and was recorded on the balance sheet as a short term investment.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)
September 30, 2011

7. SUBSEQUENT EVENTS

Management has considered all events occurring through November 14, 2011, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

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

Third Quarter of 2011 Financial Performance Highlights

The following are some financial highlights for the three months ended September 30, 2011:

  Revenue: Revenue increased $6,085, to $8,846 for the three months ended September 30, 2011, from $2,761 for the same period in 2010.

  Expense from operations: Expense from operations [increased/decreased] $34,357, or 43.5%, to $113,292 for the three months ended September 30, 2011, from $78,935 for the same period in 2010.

  Net loss: Net loss increased $35,747, or 12.51%, to $(106,770) for the three months ended September 30, 2011, from $(34,716) for the same period in 2010.

  Fully diluted net income per share: Fully diluted net loss per share was $0 for the three months ended September 30, 2011, as compared to $0 for the same period in 2010.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the third quarter of 2011.

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

  In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to a EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our consolidated global income will be subject to PRC income tax of 25.0%.

We incurred no income taxes in either the three months ended September 30, 2011 or the three months ended September 30, 2010.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months ended September 30, 2010

The following table summarizes the results of our operations for the three months ended September 30, 2011 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2010 to the same period of 2011.

	Three Months Ended
	September 30,		Increase	% Increase
Item	2011	2010	(Decrease)	(% Decrease)
Revenue	$8,846	$2,761	$6,085	220.4%
Cost of Revenue	6,880	1,925	4,955	257.4%
Gross Profit	1,966	836	1,130	135.2%
Operating Expenses	113,292	78,935	34,357	43.5%
Other Income	4,556	43,383	(38,827)	(89.5%	)
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(106,770)	$(34,716)	$72,054	207.6%

Revenues. Our revenues are derived primarily from sales of our SOD products. Revenues increased $6,085, or 220.4%, to $8,846 for the three months ended September 30, 2011, from $2,761 for the same period in 2010. Although we are still in the process of negotiating with the local government for the relocation of Chongqing SOD, we produced some new SOD products at our SOD products’ researching lab in Beijing and sold these new products during the third quarter of 2011.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues increased $4,955, or 257.4%, to $6,880 for the three months ended September 30, 2011, from $1,925 during the same period in 2010. This increase was mainly due to some of new SOD products were produced at our SOD products’ researching lab in Beijing.

Gross Profit. Our gross profit increased by $1,130, or 135.2%, to $1,966 for the three months ended September 30, 2011 from $836 during the same period in 2010. This increase was mainly due to some of new SOD products were produced.

Operating Expenses. Our total operating expenses for the three months ended September 30, 2011 increased $34,357, or 43.5%, to $113,292, from $78,935 for the same period in 2010. This increase was mainly because we paid financial service fee to CHAN CHEE CHENG & CO. Certified Public Accountants (Practising), Hong Kong during the third quarter of 2011, and such a amount of financial service fee was not paid in the same period of 2010.

Other Income. Other income was $4,556 during the three months ended September 30, 2011 a decrease of $38,827 from $43,383 during a same period in 2010. Such difference came from the transaction exchange gain item. For the three months ended September 30, 2011, the transaction exchange gain was $(3,287) while for the same period of 2010, it was ($37,227).

Net Loss attributable to China Longyi. As a result of other income decrease and the financial service fee paid to CHAN CHEE CHENG & CO. Certified Public Accountants (Practising), Hong Kong during the third quarter of 2011, our net loss increased by $72,054, or 207.6%, to $(106,770) for the three months ended September 30, 2011, from $(34,716) for the same period in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months ended September 30, 2010

The following table summarizes the results of our operations for the nine months ended September 30, 2011 and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2010 to the same period of 2011.

	Nine Months Ended
	September 30,		Increase	% Increase
Item	2011	2010	(Decrease)	(% Decrease)
Revenue	$10,252	$4,724	$5,528	117%
Cost of Revenue	7,925	2,891	5,034	174.1%
Gross Profit	2,327	1,833	494	27%
Operating Expenses	348,702	329,689	19,013	5.8%
Other Income	24,889	42,117	(17,228)	(40.9%	)
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(321,486)	$(285,739)	$35,747	12.5%

Revenues. Revenues increased $5,528, or 117%, to $10,252 for the nine months ended September 30, 2011, from $4,724 for the same period in 2010. Although we are still in the process of negotiating with the local government for the relocation of Chongqing SOD, we produced some new SOD products at our SOD products’ researching lab in Beijing and sold these new products in during the second and third quarters of 2011.

Cost of Revenues. Our cost of revenues increased $5,034, or 174.1%, to $7,925 for the nine months ended September 30, 2011, from $2,891 during the same period in 2010. Such increase of cost of revenue was mainly attributable to the fact that there was a small amount of SOD products were produced at Beijing researching Lab.

Gross Profit. Our gross profit increased by $494, or 27%, to $2,327 for the nine months ended September 30, 2011 from $1,833 during the same period in 2010. This increase was mainly due to some of new SOD products were produced.

Operating Expenses. Our total operating expenses for the nine months ended September 30, 2011 increased $19,013, or 5.8%, to $348,702, from $329,689 for the same period in 2010. This increase was mainly because we paid a financial service fee to CHAN CHEE CHENG & CO. Certified Public Accountants (Practising), Hong Kong during the third quarter of 2011, and such a amount of financial service fee was not paid in the same period of 2010.

Other Income. Other income was $24,889 during the nine months ended September 30, 2011 a decrease of $17,228 from $42,117 during a same period in 2010. This decrease was mainly attributable to the fact that our short term investment principle reduced to $117,783. As a result, our interest income for the nine months ended September 30, 2010 decreased $12,696 to $8,182, from $20,878 for the same period in 2010.

Net Loss attributable to China Longyi. As a result of above reasons, our net loss increased by $35,747, or 12.5%, to $321,486 for the nine months ended September 30, 2011, from $285,739 for the same period in 2010.

Liquidity and Capital Resources

We had $9,328 in cash and cash equivalents as of September 30, 2011, and a one year cash investment of $117,783. As of such date, we also had total current assets of $894,399 and total assets of $1,384,953. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $753,705. Our stockholders’ equity as of September 30, 2011 was $631,248. Since inception, we have accumulated a net loss of $29,418,306.

The following table summarizes the statements of cash flows from the financial statements for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

	Nine Months Ended
	September 30,
	2011	2010
Net Cash (Used In) Operating Activities	$(280,678)	$(194,752)
Net Cash Provided By Investing Activities	284,004	189,601
Net Cash (Used In) Provided By Financing Activities	-	-
Net increase (decrease) in Cash and Cash Equivalents	(10,226)	(16,914)
Cash and Cash Equivalents - Beginning of Period	19,554	26,132
Cash and Cash Equivalents – End of Period	9,328	9,218

Operating Activities

Net cash used in operating activities was $280,678 for the nine-month period ended September 30, 2011, which is an increase of $85,926 from $194,752 of net cash used in the operating activities for the same period of 2010. This increase was mainly because we paid financial service fee to CHAN CHEE CHENG & CO. Certified Public Accountants (Practising), Hong Kong during the third quarter of 2011, and such financial service fee was not incurred in the same period of 2010.

Investing Activities

Net cash provided by investing activities for the nine-month period ended September 30, 2011 was $284,004, which is an increase of $94,403 from net cash provided by investing activities of $189,601, for the same period of 2010. Such an increase is mainly due to the disposition of a vehicle that we owned during the period ended September 30, 2011.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2011 was $0 as compared to $0 provided by financing activities for the same period in 2010.

The Company did not have any bank loans as of September 30, 2011.

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

	September 30,				December 31,
	2011		2010		2010
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.3549	7.7937	6.7011	7.7605	6.6227	7.7832

Items in the statements of income and comprehensive income, and the statements of cash flows	6.5013	7.7863	6.8072	7.7715	6.7704	7.7693

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of September 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended September 30, 2011 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

DATED: November 14, 2011	By: /s/ Jie Chen
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: November 14, 2011	By: /s/ Xinmin Pan
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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.