Form 10-K
period 2011-12-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2012-04-05
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Yes [ X ]                       No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [ X ]                        No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]                        No [ X ]

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $1.77 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 77,655,862 shares of the registrant’s common stock outstanding as of April 2, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

FORM 10-K
For the Fiscal Year Ended December 31, 2011

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

  “Exchange Act” means the Securities Exchange Act of 1934, as amended;

  “RMB” refers to Renminbi, the legal currency of China;

  “Securities Act” means the Securities Act of 1933, as amended;

  “Top Time” are references to Top Time International Limited, our indirect wholly-owned subsidiary, a Hong Kong company; and

  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

PART I

ITEM 1. BUSINESS

Overview of Our Business

We are a holding company that only operates through our indirect Chinese subsidiaries Beijing SOD and Chongqing SOD. Through our Chinese subsidiaries, we develop, manufacture and market our SOD products in China. SOD is a naturally occurring enzyme which may act as a potent antioxidant defense in cells that are exposed to oxygen. Certain research has shown that under certain biological conditions, SOD revitalizes cells and reduces the rate of cell destruction. It neutralizes the most common free radical—superoxide radical—by converting it into hydrogen peroxide and water. Because superoxide is harmful to human cells, and certain forms of SOD exist naturally in most humans, many studies show that SOD is valuable in protecting human cells from the harmful effects of superoxide. SOD is thought to be more powerful than antioxidant vitamins as it activates the body’s productions of its own antioxidants. As a result, SOD is referred to as the “enzyme of life.” Commercially, SOD has a wide range of applications and is widely applied in foods, drinks, skin care productions, pharmaceuticals, to combat ailments ranging from sunburn to rheumatoid arthritis.

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

Our Industry

The health supplements industry in China is currently made up of many small- and medium-sized companies that manufacture and distribute products generally intended to, or marketed for the purpose of maintaining, and sometimes improving, the body’s health and general well being. China is one of the fastest growing health supplements markets in the world. With rapid economic growth and continued improvement of its peoples’ livelihoods, the demand for health supplements from China’s 1.3 billion people has expanded tremendously over the last 20 years. Today the Chinese health supplements industry is estimated to be worth approximately $6 billion in annual sales, according to the China Health Care Association, which is an association attached to China’s Ministry of Health. Given China’s current annual per capita consumption of health supplements is approximately $10—which is far below that of many western countries.

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

Research and Development

We currently operate our research and development department through Beijing SOD. As of December 31, 2011, we have 12 research and development staff (five of whom hold Master/PhD degrees). Our research and development department is responsible for developing advanced technologies, developing new SOD products and training. We also plan to establish a “life technology” research academy for where our staff may research and develop SOD’s application as an antioxidant and energy booster.

Expenditures for research and development for the years ended December 31, 2011 and 2010 were both $0.

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

Employees

As of December 31, 2011, we had a total of 69 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our Company.

Department	Number of Employees
Sales	17
Administration	6
Finance	4
SOD Production Center	30
Research and Development	12
Total	69

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

We are in the development stage and our future operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of SOD products, the utilization of unproven technology and the competitive environment in which we operate. There can be no assurance that we will be able to develop, manufacture or market any products in the future, that future revenues will be significant, that any sales will be profitable or that we will have sufficient funds available to complete our marketing and development programs or to market any products which we may develop. Currently, daily operations of our subsidiary, Chongqing SOD have been suspended and we are in the process of negotiating with the local government for the relocation of Chongqing SOD. There is no guarantee that the operations of Chongqing SOD will resume in the coming future. In addition, as a result of our limited operating history even though we do currently have a marketable product, we expect to incur substantial operating losses until we can generate sufficient revenues from the sales of our SOD products to cover our operating costs. We currently have limited sources of potential operating revenue and there can be no assurance that we will be able to develop revenue sources or that our operations will ever become profitable.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports on Form 10-K. We are subject to this requirement commencing with our fiscal year ended December 31, 2008 and a report of our management is included under Item 9A of this Annual Report on Form 10-K. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and as a result, we are subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	Closing Prices (1)
	High	Low

Year Ended December 31, 2011

1st Quarter	$0.20	$0.20
2nd Quarter	$0.20	$0.20
3rd Quarter	$0.20	$0.20
4th Quarter	$0.20	$0.03

Year Ended December 31, 2010

1st Quarter	$0.25	$0.25
2nd Quarter	$0.25	$0.03
3rd Quarter	$0.20	$0.20
4th Quarter	$0.20	$0.20

_______________________
(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

On April 2, 2012, there were approximately 309 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  Aging Population: According to the U.S. Census Bureau, China’s population age 60 and above was more than 142 million in 2005. The bureau estimates that by 2025 this demographic will more than double in size to approximately 290 million. We believe that these consumers are significantly more likely to use health supplements than younger persons and have higher levels of disposable income to pursue healthy lifestyles.

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

Fiscal Year Ended December 31, 2011 Compared to December 31, 2010

The following table summarizes the results of our operations during the fiscal years ended December 31, 2011 and 2010 and provides information regarding the dollar and percentage increase or (decrease) from the 2010 fiscal year to the 2011 fiscal year.

Line Item	December 31, 2011	December 31, 2010	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$16,993	$8,582	$8,411	98%
Cost of Sales	$12,876	$5,474	$7,402	135.2%
Operating Expenses	$478,568	$440,582	$37,986	8.6%
Income Taxes	$-	$-	$-	-
Net (Loss)	$(361,771)	$(373,053)	$(12,429)	(3%	)

Revenue

Our revenues are derived primarily from sales of our SOD products. Our revenues in fiscal year 2011 amounted to $16,993, which is $8,411 or approximately 98% more than that of fiscal year 2010, when we had revenues of $8,582. Although we are still in the process of negotiating with the local government for the relocation of Chongqing SOD, we produced some new SOD products at our SOD researching lab in Beijing and sold these new products during the year of 2011, therefore our sales of SOD products increased.

Cost of Sales

Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of sales in fiscal years 2011 and 2010 was $12,876 and $5,474, respectively, which accounts for approximately 75.77% and 63.78%, respectively, as a percentage of total revenues. The dollar amount of the cost of sales increased by $7,402. Cost of sales as a percentage of annual revenues increased by about 11.99% in 2011 as compared with 2010, which is mainly attributable to some new SOD products were produced at our SOD products’ researching lab in Beijing in 2011.

Gross Profit

Our gross profit increased by $1,009, or 32.5%, to $4,117 in fiscal year 2011 from $3,108 in 2010. Gross profit as a percentage of revenues was 24.22% in fiscal year 2011, a decrease of 11.99% from 36.22% in 2010.

Operating Expenses

Our operating expenses for the fiscal year ended December 31, 2011 were $478,568, as compared to $440,582 for 2010. This increase of $37,986 or 8.6% is primarily the result of the financial service fee was paid to CHAN CHEE CHENG & CO. Certified Public Accountants (Practicing), Hong Kong during the year of 2011, and such a amount of financial service fee was not incurred in the same period of 2010.

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

We incurred no income taxes in either 2011 or 2010.

Net Income.

As a result of the factors described above, our net loss decreased $12,429, or 3%, to $(361,771) for the year ended December 31, 2011, from $(373,053) for 2010.

Liquidity and Capital Resources

General

As of December 31, 2011, we had cash and cash equivalents of approximately $9,415. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	For the Fiscal Year Ended December 31,
	2011	2010
Net cash (used in) operating activities	$(285,020)	$(332,878)
Net cash provided by investing activities	319,804	318,400
Net cash provided by (used in) financing activities	-	-
Net cash flow	(10,139)	(6,578)

Operating Activities

Net cash used in operating activities was $285,020 for the fiscal year ended December 31, 2011, which is a decrease of $47,858 from $332,878 net cash used in operating activities for 2010. The decrease of the cash used in operating activities was mainly attributed to the fact that daily operations of Chongqing SOD were suspended and the related cash used in operations was reduced accordingly.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash provided by investing activities for the fiscal year ended December 31, 2011 was $319,804, which is an increase of $1,404 from net cash provided by investing activities of $318,440 for 2010. The cash used in investing activities was maintained at the same level compared with the year of 2010.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2011 was $0, while in 2010 we had $0 net cash provided by financing activities.

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

The consummation of the Qiang Long investment obligation resulted in net cash inflows of approximately $28.1 million, which is an increase of approximately 853% over net cash inflows during the same period in 2006. As a result of the Qiang Long funding, we believe that we still have enough capital to sustain our operations at our current levels through at least the next twelve months. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets or bank loans.

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

	December 31,
	2011		2010
	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.3009	7.7722	6.6227	7.7832

Items in the statements of income and comprehensive income, and the statements of cash flows	6.4614	7.7845	6.7704	7.7693

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

SFAS No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent are to be included in the equity section of the balance sheet, but apart from the parent’s equity. All changes in the parent’s ownership interest in a subsidiary are to be accounted for as equity transactions. Any retained non-controlling equity interest in a deconsolidated subsidiary is to be initially measured at fair value, with any gain or loss on consolidation measured using this fair value.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2011.

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors:

Name	Age	Position
Changde Li	56	Chairman of the Board
Jie Chen	56	Chief Executive Officer and Director
Xinmin Pan	67	Chief Financial Officer
Hui Chen	43	Director
Hongliang Li	51	Director
Wei Wang	42	Director

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2011 fiscal year.

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

Code of Ethics

On March 8, 2004, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions are subject to. A copy of the code of ethics has been filed as Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed on April 15, 2004.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table – 2011 and 2010

The following table sets forth information concerning all compensation awarded to, earned by or paid to Our Chief Executive Officer for services rendered in all capacities during 2011 and 2010. No other executive officers received total annual salary and bonus compensation in excess of $100,000 in either fiscal year.

Name and Principal Position	Year	Salary	Bonus	Total
		($)	($)	($)
Jie Chen, CEO and Director	2011	5,572	-	5,572
	2010	5,432	-	5,432

Outstanding Equity Awards at Fiscal Year End

There was no unexercised option, stock that has not vested or equity incentive plan award for any named executive officer as of December 31, 2011.

Additional Narrative Disclosure

We have an employment agreement with Mr. Xinmin Pan who became our Chief Financial Officer in December 2006 after serving as our accountant from October 2006 to December 2006. We are obligated to pay him an annual salary of RMB 72,000, or $13,500. However, in 2007, we changed the employment agreement with Mr. Pan to pay him an annual salary of RMB 36,000 or $4,732 due to our limited revenue in the fiscal year 2007. We paid to Mr. Pan RMB 36,000 or $5,432 as his annual salary of the fiscal year 2010 and RMB36,000 or $5,572 as his annual salary of the fiscal year 2011.

We have a verbal understanding with our Chief Executive Officer and Director, Jie Chen, regarding her annual salary of $5,432 and $5,572 for the fiscal years 2010 and 2011, respectively.

Although we have a verbal understanding with our Chairman, Chang-de Li regarding the payment to him of an annual salary in amount of $107,692, Mr. Li did not receive any compensation in 2010 and 2011.

Compensation of Directors

There have been no fees earned or paid in cash for services to our directors. No stock or stock options or other equity incentives were awarded to our directors for their services as directors during the fiscal year ended December 31, 2011. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. However, we do reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock as of April 2, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Longyi Group International Holdings Limited, 8B 8/F East Area, Century Golden Resources Business Center, 69 Banjing Road, Haidian District, Beijing, and People’s Republic of China 100097.

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount &Nature of Beneficial Ownership(1)	Percent of Class(2)
Directors and Officers
Common Stock	Chang-de Li	Chairman	6,034,695(3)	7.77%
	No. 95 Kangxi Road
	Ba Da Xia Industrial Development Zone
	Yanqing County, Beijing
	People’s Republic of China
Common Stock	Jie Chen	CEO and Director	0	*
Common Stock	Xinmin Pan	CFO	0	*
Common Stock	Hui Chen	Director	0	*
Common Stock	Hongling Li	Director	0	*
Common Stock	Wei Wang	Director	62,750,000(5)	80.81%
Common Stock	All officers and directors as a group
	(5 persons named above)		68,784,695	88.58%
5% Security holders
Common Stock	Daykeen Investment Limited		62,250,000(4)	80.16%
	19th Floor, Beverly House, Nos. 93-
	107 Lockhart Road, Wanchai, Hong Kong
Common Stock	Jolly Concept Management Limited		5,134,000(3)	6.61%
	19th Floor, Beverly House, Nos. 93-
	107 Lockhart Road, Wanchai, Hong Kong

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

A total of 77,655,862 shares of our common stock are considered to be issued and outstanding pursuant to SEC Rule 13d-3(d) (1) as of April 2, 2012. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

None.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

The following table represents fees billed for 2011 and 2010 for professional audit services rendered by Bernstein & Pinchuk LLP:

	2011	2010
Audit fees(1)	$-	$0
Audit-related fees(2)	2,000	7,500
Tax fees	-	0
All other fees	-	0
Total	2,000	7,500

The following table represents fees billed for 2011 and 2010 for professional audit services rendered by Stan J.H. Lee, CPA:

	2011	2010
Audit fees(1)	$50,000	$50,000
Audit-related fees(2)	15,000	10,000
Tax fees	0	0
All other fees	0	0
Total	65,000	60,000

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

On July 1, 2010 we dismissed Bernstein & Pinchuk LLP as its independent registered public accounting firm. The decision to change our principal accountants was made by the Board of Directors. On July 1, 2010, the Board of Directors engaged Stan J.H. Lee, CPA as our new independent registered public accounting firm. For more information, see our Current Report on Form 8-K filed on November 3, 2010.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by Stan J.H. Lee, CPA for our consolidated financial statements as of and for the year ended December 31, 2011.

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

(3) Exhibits

Exhibits (including those incorporated by reference).

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit Number	Description
*3.1	Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]
*3.2	Certificate of Amendment of Certificate of Incorporation of the Company [Incorporated by reference to Appendix A of the Definitive Proxy Statement of the Company filed on July 3, 2001 in Commission file number 0-30183]
*3.3	Amended and Restated Bylaws of the Company [Incorporated by reference to Exhibit 3.3 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183 in Commission file number 0-30183]
*3.4	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of the State of New York on October 16, 2007 [Incorporated by reference to Exhibit 3.4 of the Form 8-K filed on December 5, 2007 in Commission file number 0-30183]
*10.1	Employment Agreement, dated June 1, 2007, by and between Beijing SOD and Wei Wang. [Incorporated by reference to Exhibit 10.5of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]
*14	Code of Ethics [incorporated by reference to Exhibit 14 of the Annual Report on Form 10- KSB of the Company for the fiscal year ended December 31, 2003]
*21	A description of the subsidiaries of the registrant. [Incorporated by reference to Exhibit 21of the Form 10-K filed on April 15, 2011 in Commission file number 0-30183]
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

By: /s/ Jie Chen
Jie Chen
Chief Executive Officer
Date: April 5, 2012

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

SIGNATURE	CAPACITY	DATE

/s/Chang-de Li	Chairman
Chang-de Li		April 5, 2012

/s/Jie Chen	Chief Executive Officer and Director
Jie Chen		April 5, 2012

/s/Xinmin Pan	Chief Financial Officer
Xinmin Pan		April 5, 2012

/s/Hui Chen	Director
Hui Chen		April 5, 2012

/s/Hongliang Li	Director
Hongliang Li		April 5, 2012

/s/Wei Wang	Director
Wei Wang		April 5, 2012

EXHIBITS

Exhibit Number	Description
*3.1	Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]
*3.2	Certificate of Amendment of Certificate of Incorporation of the Company [Incorporated by reference to Appendix A of the Definitive Proxy Statement of the Company filed on July 3, 2001 in Commission file number 0-30183]
*3.3	Amended and Restated Bylaws of the Company [Incorporated by reference to Exhibit 3.3 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183 in Commission file number 0-30183]
*3.4	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of the State of New York on October 16, 2007 [Incorporated by reference to Exhibit 3.4 of the Form 8-K filed on December 5, 2007 in Commission file number 0-30183]
*10.1	Employment Agreement, dated June 1, 2007, by and between Beijing SOD and Wei Wang. [Incorporated by reference to Exhibit 10.5of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]
*14	Code of Ethics [incorporated by reference to Exhibit 14 of the Annual Report on Form 10- KSB of the Company for the fiscal year ended December 31, 2003]
*21	A description of the subsidiaries of the registrant. [Incorporated by reference to Exhibit 21of the Form 10-K filed on April 15, 2011 in Commission file number 0-30183]
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference as indicated.

29

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 203 *Fort Lee * NJ 07024
P.O. Box 436402 * San Diego * CA 92143-6402
619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Members of
China Longyi Group International Holdings Limited

We have audited the accompanying consolidated balance sheet of China Longyi Group International Holdings Limited (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Longyi Group International Holdings Limited as of December 31, 2011 and 2010 , and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stan J.H. Lee, CPA
Stan J.H. Lee, CPA
March 27, 2012
Fort Lee, NJ 07024 US

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$9,415	$19,554
Inventories	437,042	418,485
Other receivables	118,301	126,401
Interest receivable	187,182	168,323
Short term investment	83,877	377,263
Deposits and prepayments	13,961	10,127
Total current assets	849,778	1,120,153

Investment	10,835	10,309
Property, plant and equipment (net)	477,140	501,353
	$1,337,753	$1,631,815

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$181,096	$165,909
Accrued liabilities	251,008	216,062
Due to directors	120,247	120,076
Due to related company	21,552	20,505
Other payables	233,871	182,179
Total current liabilities	807,774	704,731

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(29,487,110)	(29,125,339)
Accumulated other comprehensive income	194,219	195,461
Total China Longyi stockholders’ equity	361,207	724,220
Nontrolling interest	168,772	202,864
Total Equity	529,979	927,084
	$1,337,753	$1,631,815

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended		Period from June 4,1997
	December 31,		(inception) to
	2011	2010	December 31, 2011
Revenues
Sales	$16,993	$8,582	$712,520
Cost of sales	12,876	5,474	868,785
Gross margin	4,117	3,108	(156,265)
Operating expenses			-
General and administrative expenses	478,568	440,582	17,939,500
Goodwill impairment loss	-	-	5,408,584
Write-off inventory and bus licenses	-	-	3,322,712
Research and development costs	-	-	8,880,206
	478,568	440,582	35,551,002
Loss from operations	(474,451)	(437,474)	(35,707,267)
Other income (expense)			-
Interest income	10,051	26,113	324,554
Other income (expense)	21,125	8,314	1,069,562
Transaction exchange gain	45,563	(7,094)	1,046,199
Gain on asset disposal	-	-	1,172
Gain on debt settlement			156,018
Gain on disposal subsidiary	-	-	4,093,455
Interest expense	-	-	(712,302)
	76,739	27,333	5,978,658
Loss before income tax expense and noncontrolling interest	(397,712)	(410,141)	(29,728,609)
	-	-
Income tax expense			-
Net loss	(397,712)	(410,141)	(29,728,609)
Less: Net loss attributable to noncontrolling interest	35,941	37,088	241,499
Net loss attributable to China Longyi	$(361,771)	$(373,053)	$(29,487,110)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862
Comprehensive loss
Net loss	$(397,712)	$(410,141)
Foreign currency translation adjustment	607	44,234
Comprehensive loss	(397,105)	(365,907)
Comprehensive loss attributable to
noncontrolling interest	(34,092)	(28,684)
Comprehensive loss attributable to China Longyi	$(363,013)	$(337,223)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		Period from June 4, 1997
	2011	2010	(inception) to 12.31, 2011
Cash flows from operating activities:
Net loss	$(397,712)	$(410,141)	$(29,728,609)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation and amortization	33,664	40,367	1,194,229
Loss on sales of property and equipment		-	9,873
Impairment loss for fixed assets	-	-	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-	-	(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Other receivables	11,966	20,961	5,250,433
Interest receivable	(10,007)	(26,089)	(169,174)
Deposits and prepayment	(3,235)	24,537	695,614
Inventory	2,746	(3,809)	(872,079)
Other payables	42,991	12,101	(345,127)
Accounts payable and accrued liabilities	34,567	9,205	(3,311,536)
Net cash used in operations	(285,020)	(332,868)	(12,067,056)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	304,887	329,374	581,367
Purchase of investment	-	-	-
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	14,917	(665)	(541,994)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	(10,309)	701,100
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	319,804	318,400	(2,283,940)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collection from shareholders	-	-	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Net cash provided by financing activities			14,185,000
Effect of foreign exchange rate fluctuation	(44,923)	7,890	175,411
Increase (decrease) in cash and cash equivalents	(10,139)	(6,578)	9,415
Cash and cash equivalents, beginning of period	19,554	26,132	-
Cash and cash equivalents, end of period	$9,415	$19,554	$9,415

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

								Development	Accumulated
					Common Stock		Additional	Stage	Other
	Common Stock		Common Stock		Subscribed		Paid In	Accumulated	Comprehensive	Subscription		Due from	Noncontrolling
	$.12834 Par Value		$.01 Par Value		$.01 Par Value		Capital	Deficit	Income	Receivable		stockholder	Interest	Total

Common stock issued - June 4, 1997	10,000	$1,283		$-		$-	$-	$-	$-	$-	$		-	$1,283
Net loss for the period	-	-	-	-	-	-	-	(289)	-	-		-	-	(289)
Balance December 31, 1997	10,000	1,283	-	-	-	-	-	(289)	-	-				994
														-
Net loss for the year	-	-	-	-	-	-	-	(3,209)	-	-		-	-	(3,209)
Balance December 31, 1998	10,000	1,283	-	-	-	-	-	(3,498)	-	-				(2,215)

Shares issued at par value Mar 30	990,000	127,057												127,057
Net loss for the period	-	-	-	-	-	-	-	(302)	-	-		-	-	(302)
Balance December 31, 1999	1,000,000	128,340	-	-	-	-	-	(3,800)	-	-				124,540

Net loss for the year	-	-	-	-	-	-	-	(9,876,193)	-	-		-	-	(9,876,193)
Balance December 31, 2000	1,000,000	128,340	-	-	-	-	-	(9,879,993)	-	-				(9,751,653)

Shares issued at $.20 Apr 5			385,685	3,857			73,280							77,137
Shares issued at $.20 Apr 17			7,500,000	75,000			1,425,000							1,500,000
Shares at par value Jun 22			28,000,000	280,000										280,000
Recapitalization Jun 22	(1,000,000)	(128,340)	3,600,000	36,000			(498,280)							(590,620)
Dividend paid Jun 22							(1,000,000)							(1,000,000)
Shares issued at $2.00 Jul 23			473,500	4,735			942,265							947,000
Shares issued at $2.00 Oct 1			10,000	100			19,900							20,000
Shares issued for debt conversion			8,500,000	85,000			8,415,000							8,500,000
Capital contributed debt to equity conversion							1,500,000							1,500,000
Net loss for the year	-	-	-	-	-	-	-	(2,492,318)	-	-		-	-	(2,492,318)
Balance December 31, 2001	-	-	48,469,185	484,692	-	-	10,877,165	(12,372,311)	-	-				(1,010,454)

Shares issued at $.20 Feb 20			372,807	3,728			70,833			(74,561)				-
Shares issued at par option exercise Apr 24 for svcs			540,260	5,403			410,597							416,000
Shares issued at $.13 Nov 27 for services			1,100,000	11,000			132,000							143,000
Net loss for the year	-	-	-	-	-	-	-	(2,490,990)	-	-		-	-	(2,490,990)
Balance December 31, 2002	-	-	50,482,252	504,823	-	-	11,490,595	(14,863,301)	-	(74,561)				(2,942,444)

Shares issued at $.12 Mar 31			1,513,969	15,139			166,537							181,676
Shares subscribed at $.40 Sep 29					15,000,000	6,000,000				(6,000,000)				-
Shares issued at $.40 Oct 3			1,511,488	15,115	(1,511,488)	(604,595)	589,480			1,209,482				1,209,482
Net loss for the year	-	-	-	-	-	-	-	(1,761,393)	-	-		-	-	(1,761,393)
Balance December 31, 2003	-	-	53,507,709	535,077	13,488,512	5,395,405	12,246,612	(16,624,694)	-	(4,865,079)				(3,312,679)

Shares issued at $.40 Jan 9 Qian Long			3,023,998	30,240	(3,023,998)	(1,209,599)	1,179,359			604,712				604,712
Shares issued at $.13 for debt conversion			24,036,269	240,363			2,887,862							3,128,225
Shares subscribed at $.21 Jan 29 Qian Long					140,000,000	29,400,000				(29,400,000)				-
Shares subscribed at $.14 Jan 13 China Cardinal					16,483,514	2,307,692				(2,307,692)				-
Shares issued at $.14 May 28 China Cardinal			4,733,229	47,332	(4,733,229)	(662,652)	615,320			662,652				662,652
Shares issued at $.14 May 28 China Cardinal			11,750,285	117,503	(11,750,285)	(1,645,040)	1,527,537			1,645,040				1,645,040
Shares issued at $.14 Mar 31 purch of Asia Key			28,210,000	282,100			3,667,300							3,949,400
Options exercised at $.12 in lieu of salary			2,500,000	25,000			275,000							300,000
Options exercised at $.12 in lieu of salary			500,000	5,000			55,000							60,000
Options exercised at $.12 in lieu of salary			1,000,000	10,000			110,000							120,000
Qian Long subscription at $.40 Dec 12			10,464,514	104,645	(10,464,514)	(4,185,806)	4,081,161			4,839,601				4,839,601
2002 stock subscription deemed to be uncollectible							(74,561)			74,561				-
Net loss for the year	-	-	-	-	-	-	-	(11,024,215)	-	-		-	-	(11,024,215)
Balance December 31, 2004	-	-	139,726,004	1,397,260	140,000,000	29,400,000	26,570,590	(27,648,909)	-	(28,746,205)				972,736

Shares issued at $.14 for debt			5,770,000	57,700			772,400							830,100
Net loss for the year								(1,170,770)						(1,170,770)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(230,745)	-		-	-	(230,745)
Balance December 31, 2005	-	-	145,496,004	1,454,960	140,000,000	29,400,000	27,342,990	(28,819,679)	(230,745)	(28,746,205)				401,321

Shares issued at $.21 December 18 Qiang Long			3,013,862	30,139	(3,013,863)	(632,911)	602,772			632,911				632,911
Net loss for the year								(345,621)						(345,621)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(25,461)	-		-	-	(25,461)
Balance December 31, 2006	-	-	148,509,866	1,485,099	136,986,137	28,767,089	27,945,762	(29,165,300)	(256,206)	(28,113,294)				663,150

Items applied retroactively:
Acquisition of noncontrolling interests													310,485	310,485
Reverse stock split - October 16, 2007	-	-	(141,084,373)	(1,410,844)	(130,136,830)	(27,328,734)	28,739,578	-	-	-				-
Shares issued at $.21 June 29,2007, 50mil shares			6,849,307	68,493	(6,849,307)	(1,438,355)	1,369,862			28,113,294				28,113,294
Shares subscribed for exchange			62,250,000	622,500			24,277,500							24,900,000
Shares issued at December 19,2007			1,131,054	11,310										11,310
Net loss for the year								3,094,885					(68,376)	3,026,509
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	272,359	-			63,887	336,246
Related party Acquisition Premium							(53,455,161.77)							(53,455,162)
Balance December 31, 2007	-	-	77,655,854	776,558	-	-	28,877,540	(26,070,415)	16,153	-		-	305,996	3,905,832

Shares issued at January,2008			8	-										-
Net loss for the year	-	-	-	-	-	-	-	(2,188,359)	-	-		-	(57,385)	(2,245,744)
Foreign currency translation adjustment		-	-	-	-	-	-	-	126,315	-		-	29,630	155,945
Balance December 31, 2008	-	-	77,655,862	776,558	-	-	28,877,540	(28,258,774)	142,469	-		-	278,240	1,816,033

Net loss for the year	-	-	-	-	-	-	-	(493,512)	-	-		-	(42,709)	(536,221)
Foreign currency translation adjustment		-	-	-	-	-	-	-	10,675	-		-	2,504	13,179
Balance December 31, 2009	-	-	77,655,862	776,558	-	-	28,877,540	(28,752,286)	153,144	-		-	238,035	1,292,991

Net loss for the year	-	-	-	-	-	-	-	(373,053)	-	-		-	(37,088)	(410,141)
Foreign currency translation adjustment		-	-	-	-	-	-	-	42,317	-		-	1,917	44,234
Balance December 31, 2010	-	-	77,655,862	776,558	-	-	28,877,540	(29,125,339)	195,461	-		-	202,864	927,084

Net loss for the year	-	-	-	-	-	-	-	(361,771)	-	-		-	(35,941)	(397,712)
Foreign currency translation adjustment		-	-	-	-	-	-	-	(1,242)	-		-	1,849	607
Balance December 31, 2011	$-	$-	$77,655,862	$776,558	$-	$-	$28,877,540	$(29,487,110)	$194,219	$-		$-	$168,772	$529,979

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American (“US GAAP”) for financial information and with the instructions to Form 10 and Item 310 of Regulation S. The accounts of China LongYi Group International Holdings Limited and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the twelve months ended December 31, 2011.

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

Those are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 (“ASC Topic 740”), “Accounting for Income Taxes,” these deferred taxes are measured by applying currently enacted tax laws.

The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because it has experienced operating losses since inception.

There are net operating income (loss) carry forwards allowed under the Hong Kong and China Governments’ tax system.

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the years ended December 31, 2011 and 2010 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to December 31, 2011.

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

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

	Year ended December 31,
	2011	2010
NUMERATOR FOR BASIC AND DILUTED LPS
Net loss attributable to common stockholders	$(361,771)	$(373,053)

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares of common stock outstanding	77,655,862	77,655,862

LPS - Basic and diluted	$(0.00)	$(0.00)

There were no potentially dilutive securities outstanding at December 31, 2011 as the result would be anti-dilutive.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with SFAS 123(R) (“ASC Topic 718”), “Share-Based Payment.” Under ASC Topic 718 the Company is required to recognize share-based compensation expense at fair valued. The Company had no such compensation expense for the years ended December 31, 2011 and 2010.

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

SFAS No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent are to be included in the equity section of the balance sheet, but apart from the parent’s equity. All changes in the parent’s ownership interest in a subsidiary are to be accounted for as equity transactions. Any retained non-controlling equity interest in a deconsolidated subsidiary is to be initially measured at fair value, with any gain or loss on consolidation measured using this fair value.

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

4.	STOCKHOLDERS’ EQUITY

ISSUANCE OF COMMON STOCK

In February 2002, the Company issued 372,807 shares of the Company’s common stock at $.20 per share in a private placement. The total amount due of $74,561 was determined to be uncollectible during 2004 and was charged to additional paid in capital.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

4.	STOCKHOLDERS’ EQUITY (Continued)

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

On September 29, 2003, the Company entered into its first stock subscription agreement with the Beijing Qiang Long Real Estate Development Co., Ltd. (“Qiang Long”), relating to the purchase of 15,000,000 shares of the Company’s common stock at a purchase price of $.40 per share, for an aggregate consideration amount of $6,000,000. In October 2003, 1,511,488 shares of stock were purchased according to the subscription agreement for $604,595. In addition to $604,595, $604,887 was received in advance for the stocks issued in January 2004. Total amount received was $1,209,482 during October 2003. In January 2004, 3,023,998 shares of stock were purchased under the same agreement for a price of $1,209,599. Amount received was $604,712 which was $1,209,482 less $604,887. In 2004, 10,464,514 shares of stock were purchased under the subscription agreement for an aggregate consideration of $ 4,185,806. Accordingly, the Company has received all the payments from the first stock subscription receivable.

On January 29, 2004 a second stock subscription agreement was entered into with Qiang Long. The second agreement calls for the purchase of 140,000,000 shares of the Company’s common stock at a purchase price of $.21 per share, for an aggregate consideration of $29,400,000. Qiang Long will become the controlling stockholder of the Company as a result of this second agreement. During 2004 the Company collected $653,795 as a partial payment toward the stock subscription receivable, however, no stocks were issued. In December 2006, pursuant to this agreement, Qiang Long Real Estate Development Co. Ltd., paid $632,911 in partial fulfillment of the agreement. Company issued 3,013,862 shares of common stock to Qiang Long.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

4.	STOCKHOLDERS’ EQUITY (Continued)

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

4.	STOCKHOLDERS’ EQUITY (Continued)

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

On July 27, 2007, the Company instructed prior Transfer Agent to issue the 50,000,000 shares of common stock deliverable to Qiang Long in the name of Jolly Concept Management Limited, in accordance with Qiang Long’s instructions.

On December 14, 2007, according to Qiang Long’s request, the Company instructed present Transfer Agent to issue the replacement certificate showing the new name of the Company and the correct number of shares, post reverse-split, and the remaining 4,349,307 shares of common stock issuable to Qiang Long, to Jolly Concept Management Limited and to Zhang, Lifang. The Company also agreed to issue 1,131,026 shares of common stock post-reverse-split to Luck Pond Enterprises Limited or its designee, for its services as finder in connection with the Qiang Long investment.

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

The Company’s capital structure as of December 31, 2011 and 2010 was as follows:

Common stock – par value $0.01	Authorized	Issued and outstanding
December 31, 2011	200,000,000	77,655,862
December 31, 2010	200,000,000	77,655,862

STOCK OPTION PLAN

On April 5, 2001, the Company’s 2001 Stock Option Plan (the “2001 Plan”) was adopted by the board of directors and was approved by the Company’s shareholders at the stockholders’ annual meeting on August 2, 2001. Pursuant to the 2001 Plan, the Company may grant incentive and non-statutory (nonqualified) stock options to key employees and directors of the Company. A total of 20,000,000 shares of common stock have been reserved for issuance under the 2001 Plan. No employee may be granted options for more than 2,000,000 restricted shares under the 2001 Plan in any one fiscal year.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements
(Audited)

The maximum term of options granted under the 2001 Plan is ten years. Options granted are nontransferable and generally expire within three months after the termination of the grantee’s services.

4.	STOCKHOLDERS’ EQUITY (Continued)

The exercise price of incentive stock options must not be less than the fair value of the common stock on the date of the grant. The authority to grant new options under the 2001 Plan would terminate on April 5, 2011, unless the 2001 Plan is terminated prior to that time by the board of directors.

In 2001, the Company granted 2,000,000 nonqualified stock options under the 2001 Plan to the chairman of the Company with a 5-year expiration date, and an exercise price of $1.75 per share. However, all 2,000,000 options were forfeited on May 10, 2004 when the chairman resigned.

5.	INVESTMENT

The Company has a one year deposit certificate with an investment company in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the years ended December 31, 2011 and 2010 was $83,877 and $377,263, and was recorded on the balance sheet as a short term investment.

6.	INVENTORIES

Inventories at December 31, 2011 and 2010 consisted of:

	2011	2010
Materials	$90,126	$35,033
Low value consumables	14,616	13,752
Work in progress	284,312	270,860
Finished goods	47,988	98,840
	$437,042	$418,485

7.	PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of:

	2011	2010
Transportation equipment	$54,510	$66,416
Furniture and office equipment	37,418	35,599
Production equipment, buildings and improvements
	418,701	398,356
Subtotal	510,629	500,371
Less: impairment provision	(28,726)	(27,330)
accumulated depreciation	(196,140)	(153,766)
	285,763	319,275
Construction in progress	191,377	182,078
	$477,140	$501,353

Depreciation expense for the years ended December 31, 2011 and 2010 was $42,374 and $44,621, respectively. Impairment for the year ended December 31, 2011 and 2010 was $28,726 and $ 27,330, respectively.

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

As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in 2010 and 2011.

11.	SUBSEQUENT EVENT

The management assessed there were no events occurring after balance date as of December 31, 2011 and prior to the time of annual report completion which might affect the financial report.