Form 10-Q
period 2012-03-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2012-05-17
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2012 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	March 31,	December 31,
ASSETS	2012	2011
Current assets
Cash and cash equivalents	$9,365	$9,415
Inventories	437,348	437,042
Other receivables	122,119	118,301
Interest receivable	188,243	187,182
Short term investment	44,246	83,877
Deposits and prepayments	13,975	13,961
Total current assets	815,296	849,778

Investment	10,846	10,835
Property, plant and equipment (net)	468,394	477,140
	$1,294,536	$1,337,753

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$183,835	$181,096
Accrued liabilities	280,097	251,008
Due to directors	120,363	120,247
Due to related company	21,575	21,552
Other payables	239,227	233,871
Total current liabilities	845,097	807,774

Equity
Common stock: par value $.01;
200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(29,549,806)	(29,487,110)
Accumulated other comprehensive income	184,913	194,219
Total China Longyi stockholders’ equity	289,205	361,207
Nontrolling interest	160,234	168,772
Total Equity	449,439	529,979
	$1,294,536	$1,337,753

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended		Period from June 4,1997
	March 31,		(inception) to
	2012	2011	March 31, 2012
Revenues
Sales	$3,648	$-	$716,168
Cost of sales	2,708	-	871,493
Gross margin	940	-	(155,325)
Operating expenses
General and administrative expenses	82,825	113,077	18,022,325
Goodwill impairment loss	-	-	5,408,584
Write-off inventory and bus licenses	-	-	3,322,712
Research and development costs	-	-	8,880,206
	82,825	113,077	35,633,827
Loss from operations	(81,885)	(113,077)	(35,789,152)
Other income (expense)
Interest income	865	4,047	325,419
Other income (expense)	67	(3,704)	1,069,629
Transaction exchange gain	9,709	5,546	1,055,908
Gain on asset disposal	-	-	1,172
Gain on debt settlement	-	-	156,018
Gain on disposal subsidiary	-	-	4,093,455
Interest expense	-	-	(712,302)
	10,641	5,889	5,989,299
Loss before income tax expense and noncontrolling interest	(71,244)	(107,188)	(29,799,853)
Income tax expense	-	-	-
Net loss	(71,244)	(107,188)	(29,799,853)
Less: Net loss attributable to noncontrolling interest	8,548	9,683	250,047
Net loss attributable to China Longyi	$(62,696)	$(97,505)	$(29,549,806)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862
Comprehensive loss
Net loss	$(71,244)	$(107,188)
Foreign currency translation	(9,296)	5,659

Comprehensive loss	(80,540)	(101,529)
Comprehensive loss attributable to noncontrolling interest	(8,538)	(9,282)
Comprehensive loss attributable to China Longyi	$(72,002)	$(92,247)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,		Period from Jun 4, 1997
	2012	2011	(inception) to 03.31, 2012
Cash flows from operating activities:
Net loss	$(71,244)	$(107,188)	$(29,799,853)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	9,225	4,057	1,203,454
Loss on sales of property and equipment		-	9,873
Impairment loss for fixed assets	-	-	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-	-	(3,882,796)
Research and development expenses recorded in organizatio	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Other receivables	(3,710)	2,003	5,246,722
Interest receivable	(863)	(4,037)	(170,037)
Deposits and prepayment	-	(1,850)	695,614
Inventory	153	(736)	(871,926)
Other payables	27,346	(12,171)	(317,780)
Accounts payable and accrued liabilities	9,113	19,348	(3,302,423)
Net cash used in operations	(29,980)	(100,574)	(12,097,036)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	39,630	91,130	620,998
Purchase of investment	-	-	-
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	-	14,640	(541,995)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	-	701,100
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	39,630	105,770	(2,244,310)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collecttion from shareholders	-	-	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Net cash provided by financing activities			14,185,000
Effect of foreign exchange rate fluctuation	(9,700)	(5,045)	165,711
Increase(decrease) in cash and cash equivalents	(50)	151	9,365
Cash and cash equivalents, beginning of period	9,415	19,554	-
Cash and cash equivalents, end of period	$9,365	$19,705	$9,365

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)

1.	BUSINESS DESCRIPTION AND ORGANIZATION(Continued)

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)

1.	BUSINESS DESCRIPTION AND ORGANIZATION(Continued)

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the three months period ended March 31, 2012 and 2011 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to March 31, 2012.

EARNING (LOSS) PER SHARE

Basic earning (loss) per common share ("LPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earning (loss) per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

There were no stock options and potentially dilutive securities outstanding at March 31, 2012.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with ASC Topic 718, (formerly SFAS 123(R), “Share-Based Payment.”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period. The Company had no such compensation expense for the three months ended March 31, 2012.

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

The Company has a one year deposit certificate with an investment company in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the three months ended March 31, 2012 was $44,246 and $83,877 for the year ended December 31, 2011, and was recorded on the balance sheet as a short term investment.

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

Management has considered all events occurring through May 15, 2012, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” relating to the business of China Longyi Group International Holdings Limited and its subsidiary companies. The forward-looking statements include, among others, statements concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on assumptions and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Risks and uncertainties include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any of the factors mentioned in the “Risk Factors” section of the Company’s annual report on Form 10-K filed on April 5, 2012. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

First Quarter of 2012 Financial Performance Highlights

The following are some financial highlights for the three months ended March 31, 2012:

  Revenue: Revenue increased $3,648, to $3,648 for the three months ended March 31, 2012, from $0 for the same period in 2011.
  Expense from operations: Expense from operations decreased $30,252, or 27%, to $82,825 for the three months ended March 31, 2012, from $113,077 for the same period in 2011.
  Net loss: Net loss decreased $34,809, or 35.7%, to $62,696 for the three months ended March 31, 2012, from $97,505 for the same period in 2011.
  Fully diluted net income per share: Fully diluted net loss per share was $0 for the three months ended March 31, 2012, as compared to $0 for the same period in 2011.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the first quarter of 2012.

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

We incurred no income taxes in either the three months ended March 31, 2012 or the three months ended March 31, 2011.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months ended March 31, 2011

The following table summarizes the results of our operations for the three months ended March 31, 2012 and 2011 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2011 to the same period of 2012.

	Three Months Ended
	March 31,		Increase	% Increase
Item	2012	2011	(Decrease)	(% Decrease)
Revenue	$3,648	$0	$3,648	-
Cost of Revenue	2,708	0	2,708	-
Gross Profit	940	0	940	-
Operating Expenses	82,825	113,077	(30,252)	(27%	)
Other Income	10,641	5,889	4,752	81%
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(62,696)	$(97,505)	$(34,809)	(36%	)

Revenues. Our revenues are derived primarily from sales of our SOD products. Revenues increased $3,648, to $3,648 for the three months ended March 31, 2012, from $0 for the same period in 2011. We produced some new SOD products at our SOD products researching lab in Beijing and sold these new products during the first quarter of 2012.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues increased $2,708, to $2,708 for the three months ended March 31, 2012, from $0 during the same period in 2011. As a percentage of revenues, the cost of revenues increased to 74.23% during the three months ended March 31, 2012 from 0% in the same period in 2011. The increase in cost of revenues resulted from the production of SOD products in this quarter.

Gross Profit. Our gross profit increased by $940, to $940 for the three months ended March 31, 2012 from $0 during the same period in 2011. Gross profit as a percentage of revenues was 25.77% for the three months ended March 31, 2012, an increase of 25.77% from 0% during the same period in 2011.

Operating Expenses. Our total operating expenses for the three months ended March 31, 2012 decreased $30,252, or 27%, to $82,825, from $113,077 for the same period in 2011. This reduction was mainly because of the decrease in third party professional service fees in this quarter.

Other Income. Other income was $10,641 during the three months ended March 31, 2012, an increase of $4,752 from $5,889 during a same period in 2011. Such increase mainly resulted from the increase in transaction exchange gains due to the change of exchange rate of US$/RMB.

Net Loss attributable to China Longyi. As a result of above facts, our net loss decreased by $34,809, or 36%, to $(62,696) for the three months ended March 31, 2012, from $(97,505) for the same period in 2011.

Liquidity and Capital Resources

We had $9,365 in cash and cash equivalents as of March 31, 2012, and a one year cash investment of $44,246. As of such date, we also had total current assets of $815,296 and total assets of $1,294,536. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $845,097. Our stockholders’ equity as of March 31, 2012 was $449,439. Since inception, we have accumulated a net loss of $29,549,806.

The following table summarizes the statements of cash flows from the financial statements for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

	Three Months Ended
	March 31,
	2012	2011
Net Cash Used In Operating Activities	$(29,980)	$(100,547)
Net Cash Provided By Investing Activities	39,630	105,770
Net Cash Provided By Financing Activities	-	-
Effect of foreign exchange rate fluctuation	(9,700)	(5,045)
Net increase (decrease) in Cash and Cash Equivalents	(50)	151
Cash and Cash Equivalents - Beginning of Period	9,415	19,554
Cash and Cash Equivalents – End of Period	9,365	19,705

Operating Activities

Net cash used in operating activities was $29,980 for the three-month period ended March 31, 2012, which is an decrease of $70,594 from $100,547 of net cash used in the operating activities for the same period of 2011. The decrease of the cash used in operating activities was mainly attributed to the fact that we paid less third party professional service fee as compared to the same period last year.

Investing Activities

Net cash provided by investing activities for the three-month period ended March 31, 2012 was $39,630, which is a decrease of approximately $66,140 from net cash provided by investing activities of $105,770, for the same period of 2011. Such change was mainly due to the decrease in our short-term investment during the most recent quarter.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2012 was $0 as compared to $0 provided by financing activities for the same period in 2011. We did not have any financing activities during the three months ended March 31, 2012 and 2011.

The Company did not have any bank loans as of March 31, 2012.

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

	March 31,				December 31,
	2012		2011		2011
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.2943	7.7647	6.5564	7.7844	6.3009	7.7722

Items in the statements of income and comprehensive income, and the statements of cash flows	6.3083	7.7605	6.5840	7.7876	6.4614	7.7845

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended March 31, 2012 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

101

The following financial information from The China Longyi Group International Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: May 17, 2012
By: /s/ Jie Chen
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: May 17, 2012	By: /s/ Xinmin Pan
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

101

The following financial information from The China Longyi Group International Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements.