Form 10-Q
period 2012-06-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2012-08-14
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2012 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2012	2011
Current assets
Cash and cash equivalents	$33,332	$9,415
Inventories	434,008	437,042
Other receivables	256,759	118,301
Interest receivable	-	187,182
Short term investment	-	83,877
Deposits and prepayments	13,908	13,961
Total current assets	738,007	849,778

Investment	10,794	10,835
Property, plant and equipment (net)	457,060	477,140
	$1,205,861	$1,337,753

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$182,945	$181,096
Accrued liabilities	301,552	251,008
Due to directors	120,503	120,247
Due to related company	21,471	21,552
Other payables	278,155	233,871
Total current liabilities	904,626	807,774

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(29,657,594)	(29,487,110)
Accumulated other comprehensive income	174,003	194,219
Total China Longyi stockholders' equity	170,507	361,207
Nontrolling interest	130,728	168,772
Total Equity	301,235	529,979
	$1,205,861	$1,337,753

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Six months ended		Three months ended		Period from June
					4,1997
	June 30,		June 30,		(inception) to
	2012	2011	2012	2011	June 30, 2012
Revenues
Sales	$5,673	$1,406	$2,025	$1,406	$718,193
Cost of sales	4,067	1,045	1,359	1,045	872,852
Gross margin	1,606	361	666	361	(154,659)
Operating expenses
General and administrative expenses	228,842	235,410	146,017	122,333	18,168,342
Goodwill impairment loss	-	-	-	-	5,408,584
Write-off inventory and bus licenses	-	-	-	-	3,322,712
Research and development costs	-	-	-		8,880,206
	228,842	235,410	146,017	122,333	35,779,844
Loss from operations	(227,236)	(235,049)	(145,351)	(121,972)	(35,934,503)
Other income (expense)
Interest income	923	6,848	58	2,801	325,477
Other income (expense)	67	(3,569)	-	135	1,069,629
Transaction exchange gain	17,683	17,054	7,974	11,508	1,063,882
Gain on asset disposal	-	-	-	-	1,172
Gain on debt settlement	-	-	-	-	156,018
Gain on disposal subsidiary	-	-	-	-	4,093,455
Interest expense	-	-	-		(712,302)
	18,673	20,333	8,032	14,444	5,997,331
Loss before income tax expense and noncontrolling interest	(208,563)	(214,716)	(137,319)	(107,528)	(29,937,172)
Income tax expense	-	-	-	-	-
Net loss	(208,563)	(214,716)	(137,319)	(107,528)	(29,937,172)
Less: Net loss attributable to noncontrolling interest	38,079	18,976	29,531	9,293	279,578
Net loss attributable to China Longyi	$(170,484)	$(195,740)	$(107,788)	$(98,235)	$(29,657,594)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862	77,655,862	77,655,862
Comprehensive loss
Net loss	$(208,563)	$(214,716)	$(137,319)	$(107,528)
Foreign currency translation adjustment	(20,181)	6,741	(10,885)	1,082
Comprehensive loss	(228,744)	(207,975)	(148,204)	(106,446)
Comprehensive loss attributable to noncontrolling interest	(38,044)	(17,921)	(29,531)	(8,639)
Comprehensive loss attributable to China Longyi	$(190,700)	$(190,054)	$(118,673)	$(97,807)

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,		Period from Jun 4, 1997
	2012	2011	(inception) to 06.30, 2012
Cash flows from operating activities:
Net loss	$(208,563)	$(214,716)	$(29,937,172)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation and amortization	18,319	14,039	1,212,548
Loss on sales of property and equipment		-	9,873
Impairment loss for fixed assets	-	-	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-	-	(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Other receivables	(139,017)	3,668	5,111,416
Interest receivable	186,984	(6,821)	17,810
Deposits and prepayment	-	(2,231)	695,614
Inventory	1,380	(4,339)	(870,699)
Other payables	45,020	(5,733)	(300,107)
Accounts payable and accrued liabilities	53,784	33,751	(3,257,752)
Net cash used in operations	(42,093)	(182,382)	(12,109,149)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	83,788	14,732	665,155
Purchase of investment	-	-	-
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	-	168,119	(541,995)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	-	701,100
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	83,788	182,851	(2,200,153)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collecttion from shareholders	-	-	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Net cash provided by financing activities			14,185,000
Effect of foreign exchange rate fluctuation	(17,778)	(16,615)	157,633
Increase(decrease) in cash and cash equivalents	23,917	(16,146)	33,331
Cash and cash equivalents, beginning of period	9,415	19,554	-
Cash and cash equivalents, end of period	$33,332	$3,408	$33,332

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the Six months period ended June 30, 2012 and 2011 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to June 30, 2012.

EARNING (LOSS) PER SHARE

Basic earning (loss) per common share ("LPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earning (loss) per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

There were no stock options and potentially dilutive securities outstanding at June 30, 2012.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with ASC Topic 718, (formerly SFAS 123(R), “Share-Based Payment.”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period. The Company had no such compensation expense for the Six months ended June 30, 2012.

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

The Company has a one year deposit certificate with an investment company in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the Six months ended June 30, 2012 was $0 and $83,877 for the year ended December 31, 2011, and was recorded on the balance sheet as a short term investment.

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

Management has considered all events occurring through August 15, 2012, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statement.

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

Second Quarter of 2012 Financial Performance Highlights

The following are some financial highlights for the three months ended June 30, 2012:

  Revenue: Revenue increased $619, to $2,025 for the three months ended June 30, 2012, from $1,406 for the same period in 2011.

  Expense from operations: Expense from operations increased $23,684, or 19.4%, to $146,017 for the three months ended June 30, 2012, from $122,333 for the same period in 2011.

  Net loss: Net loss increased $29,791, or 27.7%, to $(137,319) for the three months ended June 30, 2012, from $(107,528) for the same period in 2011.

  Fully diluted net income per share: Fully diluted net loss per share was $0 for the three months ended June 30, 2012, as compared to $0 for the same period in 2011.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the second quarter of 2012.

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

We incurred no income taxes in either the three months ended June 30, 2012 or the three months ended June 30, 2011.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months ended June 30, 2011

The following table summarizes the results of our operations for the three months ended June 30, 2012 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2011 to the same period of 2012.

	Three Months Ended
	June 30,		Increase	% Increase
Item	2012	2011	(Decrease)	(% Decrease)
Revenue	$2,025	$1,406	$619	44%
Cost of Revenue	1,359	1,045	314	30%
Gross Profit	666	361	305	84.5%
Operating Expenses	146,017	122,333	23,684	19.4%
Other Income	8,032	14,444	(6,412)	(44.4%	)
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(107,788)	$(98,235)	$(9,553)	(9.7%	)

Revenues. Our revenues are derived primarily from sales of our SOD products. Revenues increased $619, or 44%, to $2,025 for the three months ended June 30, 2012, from $1,406 for the same period in 2011. We produced more SOD products at our SOD products researching lab in Beijing and sold these products during the second quarter of 2012 than the same period of 2011.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues increased $314, or 30%, to $1,359 for the three months ended June 30, 2012, from $1,045 during the same period in 2011. This increase was mainly due to the fact that we produced and sold more SOD products than the same period of 2011. As a percentage of revenues, the cost of revenues decreased to 67.1% during the three months ended June 30, 2012 from 74.3% in the same period in 2011. Such percentage decrease was mainly due to the decrease in unqualified SOD products produced as we improved the technology and level of production in this year.

Gross Profit. Our gross profit increased by $305, or 84.5%, to $666 for the three months ended June 30, 2012 from $361 during the same period in 2011. Gross profit as a percentage of revenues was 33% for the three months ended June 30, 2012, an increase of 7% from 26% during the same period in 2011. Such percentage increase was mainly due to the decrease in unqualified SOD products produced as we improved the technology and level of production in this year.

Operating Expenses. Our total operating expenses for the three months ended June 30, 2012 increased $23,684, or 19.4%, to $146,017, from $122,333 for the same period in 2011. This increase was mainly because of the increase in third party professional service fees during the period of the second quarter of 2012 compared with the same period of 2011.

Other Income. Other income was $8,032 during the three months ended June 30, 2012 a decrease of $6,412 from $14,444 during a same period in 2011. Such decrease mainly came from the interest income reduction due to the short term investment redemption.

Net Loss attributable to China Longyi. As a result of above facts, our net loss increased by $(9,553), or (9.7%), to $(107,788) for the three months ended June 30, 2012, from $(98,235) for the same period in 2011.

Six Months Ended June 30, 2012 Compared to Six Months ended June 30, 2011

The following table summarizes the results of our operations for the six months ended June 30, 2012 and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2011 to the same period of 2012.

	Six Months Ended
	June 30,		Increase	% Increase
Item	2012	2011	(Decrease)	(% Decrease)
Revenue	$5,673	$1,406	$4,267	303%
Cost of Revenue	4,067	1,045	3,022	289%
Gross Profit	1,606	361	1,245	345%
Operating Expenses	228,842	235,410	(6,568)	(2.8%	)
Other Income	18,673	20,333	(1,660)	(8.2%	)
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(170,484)	$(195,740)	$(25,256)	(12.9%	)

Revenues. Our revenues increased $4,267, or 303%, to $5,673 for the six months ended June 30, 2012, from $1,406 for the same period in 2011. Our sales of SOD products increased during the six months ended June 30, 2012 because we sold more SOD products than the same period of 2011. We produced more SOD products at our SOD products researching lab in Beijing and sold these products during the six months ended  June 30, 2012 as compared with the same period of 2011.

Cost of Revenues. Our cost of revenues increased $3,022, or 289%, to $4,067 for the six months ended June 30, 2012, from $1,045 during the same period in 2011. This increase was mainly due to the fact that we produced and sold more SOD products than the same period of 2011. As a percentage of revenues, the cost of revenues decreased to 2.6% during the six months ended June 30, 2012 from 74.3% in the same period in 2011. Such percentage decrease was mainly due to the decrease in unqualified SOD products produced as we improved the technology and level of production in this year

Gross Profit. Our gross profit increased by $1,245, or 345%, to $1,606 for the six months ended June 30, 2012 from $361 during the same period in 2011. Gross profit as a percentage of revenues was 28.3% for the six months period ended June 30, 2012, an increase of 2.6% from 25.68% during the same period in 2011. Such percentage increase was mainly due to the decrease in unqualified SOD products produced as we improved the technology and level of production in this year.

Operating Expenses. Our total operating expenses for the six months ended June 30, 2012 decreased $6,568, or 2.8%, to $228,842, from $235,410 for the same period in 2011. This reduction was mainly because of the decrease in third party professional service fees during the six months period ended June 30, 2012.

Other Income. Other income was $18,673 during the six months ended June 30, 2012 representing a decrease of $1,660 from $20,333 during a same period in 2011. Such decrease mainly came from the decrease in interest income due to the short term investment redemption.

Net Loss attributable to China Longyi. As a result of above facts, our net loss decreased by $25,256, or 12.9%, to $(170,484) for the six months ended June 30, 2012, from $(195,740) for the same period in 2011.

Liquidity and Capital Resources

We had $33,332 in cash and cash equivalents as of June 30, 2012. As of such date, we also had total current assets of $738,007 and total assets of $1,205,861. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $904,626. Our stockholders’ equity as of June 30, 2012 was $301,235. Since inception, we have accumulated a net loss of $29,657,594.

The following table summarizes the statements of cash flows from the financial statements for the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

	Six Months Ended
	June 30,
	2012	2011
Net Cash Used In Operating Activities	$(42,093)	$(182,382)
Net Cash Provided By Investing Activities	83,788	182,851
Net Cash Provided By Financing Activities	-	-
Effect of foreign exchange rate fluctuation	(17,778)	(16,615)
Net increase (decrease) in Cash and Cash Equivalents	23,917	(16,146)
Cash and Cash Equivalents - Beginning of Period	9,415	19,554
Cash and Cash Equivalents – End of Period	33,332	3,408

Operating Activities

Net cash used in operating activities was $42,093 for the six-month period ended June 30, 2012, which is a decrease of $140,289 from $182,382 of net cash used in the operating activities for the same period of 2011. The decrease of the cash used in operating activities was mainly attributed to the fact that we paid less third party professional service fee as compared to the same period last year.

Investing Activities

Net cash provided by investing activities for the six-month period ended June 30, 2012 was $83,788, which is a decrease of approximately $99,063 from net cash provided by investing activities of $182,851, for the same period of 2011. The decrease in the cash provided by investing activities was mainly due to the redemption of a short term investment. As of December 31, 2011, we held a short term investment of $83,877, and on March 31, 2012, the short term investment was decreased to $0.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2012 was $0 as compared to $0 provided by financing activities for the same period in 2011.

The Company did not have any bank loans as of June 30, 2012.

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

	June 30,				December 31,
	2012		2011		2011
	RMB	HK$	RMB	HK$	RMB	HK$

Balance sheet items, except for equity accounts	6.3249	7.7647	6.4716	7.7819	6.3009	7.7722

Items in the statements of income and comprehensive income, and the statements of cash flows	6.3076	7.7605	6.5430	7.7828	6.4614	7.7845

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended June 30, 2012 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: August 14, 2012
By: /s/ Jie Chen
-------------------------------------
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: August 14, 2012	By: /s/ Xinmin Pan
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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements.