Form 10-Q
period 2012-09-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2012-11-14
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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
Yes X    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes X      No __

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer___ Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes__   No X

     The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2012 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2012	2011
Current assets
Cash and cash equivalents	$24,448	$9,415
Inventories	434,569	437,042
Other receivables	272,797	118,301
Interest receivable	-	187,182
Short term investment	-	83,877
Deposits and prepayments	47,369	13,961
Total current assets	779,183	849,778

Investment	10,767	10,835
Property, plant and equipment (net)	461,074	477,140
	$1,251,024	$1,337,753

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$176,173	$181,096
Accrued liabilities	271,209	251,008
Due to directors	120,533	120,247
Due to related company	21,416	21,552
Other payables	482,445	233,871
Total current liabilities	1,071,776	807,774

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(29,765,931)	(29,487,110)
Accumulated other comprehensive income	171,930	194,219
Total China Longyi stockholders’ equity	60,097	361,207
Nontrolling interest	119,151	168,772
Total Equity	179,248	529,979
	$1,251,024	$1,337,753

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

					Period from
	Nine months ended		Three months ended		June 4, 1997
	September 30,		September 30,		(inception) to
	2012	2011	2012	2011	September 30, 2012
Revenues
Sales	$13,160	$10,252	$7,487	$8,846	$725,680
Cost of sales	10,339	7,925	6,272	6,880	879,124
Gross margin	2,821	2,327	1,215	1,966	(153,444)
Operating expenses
General and administrative expenses	350,942	348,702	122,100	113,292	18,290,442
Goodwill impairment loss	-	-	-	-	5,408,584
Write-off inventory and bus licenses	-	-	-	-	3,322,712
Research and development costs	-	-	-		8,880,206
	350,942	348,702	122,100	113,292	35,901,944
Loss from operations	(348,121)	(346,375)	(120,885)	(111,326)	(36,055,388)
Other income (expense)
Interest income	941	8,182	18	1,334	325,495
Other income (expense)	66	2,940	(1)	6,509	1,069,628
Transaction exchange gain	18,599	13,767	916	(3,287)	1,064,798
Gain on asset disposal	-	-	-	-	1,172
Gain on debt settlement	-	-	-	-	156,018
Gain on disposal subsidiary	-	-	-	-	4,093,455
Interest expense	-	-	-		(712,302)
	19,606	24,889	933	4,556	5,998,264
Loss before income tax expense and noncontrolling interest	(328,515)	(321,486)	(119,952)	(106,770)	(30,057,124)
Income tax expense	-	-	-	-	-
Net loss	(328,515)	(321,486)	(119,952)	(106,770)	(30,057,124)
Less: Net loss attributable to noncontrolling interest	49,694	28,519	11,615	9,543	291,193
Net loss attributable to China Longyi	$(278,821)	$(292,967)	$(108,337)	$(97,227)	$(29,765,931)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862	77,655,862	77,655,862
Comprehensive loss
Net loss	$(328,515)	$(321,486)	$(119,952)	$(106,770)
Foreign currency translation adjustment	(22,216)	25,650	(2,035)	20,332
Comprehensive loss	(350,731)	(295,836)	(121,987)	(86,438)
Comprehensive loss attributable to noncontrolling interest	(49,629)	(26,895)	(11,585)	(5,680)
Comprehensive loss attributable to China Longyi	$(301,102)	$(268,941)	$(110,402)	$(80,758)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,		Period from Jun 4, 1997
	2012	2011	(inception) to 09.30, 2012
Cash flows from operating activities:
Net loss	$(328,515)	$(321,486)	$(30,057,124)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	20,037	26,883	1,214,266
Loss on sales of property and equipment		-	9,873
Impairment loss for fixed assets	-	-	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-	-	(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Other receivables	(155,454)	(5,313)	5,094,979
Interest receivable	186,718	(8,143)	17,544
Deposits and prepayment	(33,626)	(3,215)	661,988
Inventory	(291)	1,185	(872,370)
Other payables	251,060	(7,010)	(94,067)
Accounts payable and accrued liabilities	17,017	36,421	(3,294,519)
Net cash used in operations	(43,054)	(280,678)	(12,110,110)

Cash flows from investing activities:
Reorganization - net of cash acquired	(6,937)	-	(327,516)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	83,669	269,178	665,037
Purchase of investment	-	-	-
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	-	14,826	(541,995)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	-	701,100
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	76,732	284,004	(2,207,208)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collection from shareholders	-	-	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Net cash provided by financing activities			14,185,000
Effect of foreign exchange rate fluctuation	(18,645)	(13,552)	156,766
Increase(decrease) in cash and cash equivalents	15,033	(10,226)	24,448
Cash and cash equivalents, beginning of period	9,415	19,554	-
Cash and cash equivalents, end of period	$24,448	$9,328	$24,448

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the Nine months period ended September 30, 2012 and 2011 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to September 30, 2012.

EARNING (LOSS) PER SHARE

Basic earning (loss) per common share ("LPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earning (loss) per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

There were no stock options and potentially dilutive securities outstanding at September 30, 2012.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with ASC Topic 718, (formerly SFAS 123(R), “Share-Based Payment.”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period. The Company had no such compensation expense for the Nine months ended September 30, 2012.

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

The Company has a one year deposit certificate with an investment company in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the Nine months ended September 30, 2012 was $0 and $83,877 for the year ended December 31, 2011, and was recorded on the balance sheet as a short term investment.

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

Management has considered all events occurring through November 14, 2012, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statement.

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

Third Quarter of 2012 Financial Performance Highlights

The following are some financial highlights for the three months ended September 30, 2012:

  Revenue: Revenue decreased $1,359, to $7,487 for the three months ended September 30, 2012, from $8,846 for the same period in 2011.

  Expense from operations: Expense from operations increased $8,808, or 7.8%, to $122,100 for the three months ended September 30, 2012, from $113,292 for the same period in 2011.

  Net loss: Net loss increased $13,182, or 12.3%, to $119,952 for the three months ended September 30, 2012, from $106,770 for the same period in 2011.

  Fully diluted net loss per share: Fully diluted net loss per share was $0 for the three months ended September 30, 2012, as compared to $0 for the same period in 2011.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the third quarter of 2012.

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

We incurred no income taxes in either the three months ended September 30, 2012 or the three months ended September 30, 2011.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months ended September 30, 2011

The following table summarizes the results of our operations for the periods indicated and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2011 to the same period of 2012.

	Three Months Ended
	September 30,		Increase	% Increase
Item	2012	2011	(Decrease)	(% Decrease)
Revenue	$7,487	$8,846	$(1,359)	(15.4%	)
Cost of Revenue	6,272	6,880	(608)	(8.8%	)
Gross Profit	1,215	1,966	(751)	(38.2%	)
Operating Expenses	122,100	113,292	8,808	7.8%
Other Income	933	4,556	(3,623)	(79.5%	)
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(119,952)	$(106,770)	$13,182	12.3%

Revenues. Our revenues are derived primarily from sales of our SOD products. Revenues decreased $1,359, or 15.4%, to $7,487 for the three months ended September 30, 2012, from $8,846 for the same period in 2011. We sold the remaining SOD products which were produced from our Beijing research center during this quarter, which were less than what we sold during the same period of 2011.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues decreased $608, or 8.8%, to $6,272 for the three months ended September 30, 2012, from $6,880 during the same period in 2011. This decrease was mainly due to the decline in sales volume compared with the same period of 2011. As a percentage of revenues, the cost of revenues increased to 83.8% during the three months ended September 30, 2012 from 77.8% in the same period in 2011. In order to sell all of the remaining SOD products, we sold some SOD products at a lower price to our regular customers in this quarter than the price during the same period of 2011.

Gross Profit. Our gross profit decreased by $751, or 38.2%, to $1,215 for the three months ended September 30, 2012 from $1,966 during the same period in 2011. Gross profit as a percentage of revenues was 16.2% for the three months ended September 30, 2012, a decrease of 6.0% from 22.2% during the same period in 2011. The decrease of gross margin was mainly attributable to the lower price at which we sold some SOD products to our regular customers in this quarter.

Operating Expenses. Our total operating expenses for the three months ended September 30, 2012 increased $8,808, or 7.8%, to $122,100, from $113,292 for the same period in 2011. The increase in operating expenses was mainly due to the marketing activities during the third quarter of 2012 in which we introduced our new SOD capsules to our regular customers, while in the same period of 2011, we did not have such activities.

Other Income. Other income was $933 during the three months ended September 30, 2012 a decrease of $3,623 from $4,556 during a same period in 2011. Such decrease mainly came from the interest income reduction due to the short term investment redemption.

Net Loss attributable to China Longyi. As a result of above reasons, our net loss increased by $13,182, or 12.3%, to $119,952 for the three months ended September 30, 2012, from $106,770 for the same period in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months ended September 30, 2011

The following table summarizes the results of our operations for the periods indicated and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2011 to the same period of 2012.

	Nine Months Ended
	September 30,		Increase	% Increase
Item	2012	2011	(Decrease)	(% Decrease)
Revenue	$13,160	$10,252	$2,908	28.4%
Cost of Revenue	10,339	7,925	2,414	30.5%
Gross Profit	2,821	2,327	494	21.2%
Operating Expenses	350,942	348,702	2,240	0.6%
Other Income	19,606	24,889	(5,283)	(21.2%	)
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(328,515)	$(321,486)	$7,029	2.2%

Revenues. Our revenues increased $2,908, or 28.4%, to $10,252 for the nine months ended September 30, 2012, from $10,252 for the same period in 2011. Our sales of SOD products increased during the nine months ended September 30, 2012 as compared with the same period of 2011 as we produced more SOD products at our SOD products researching lab in Beijing.

Cost of Revenues. Our cost of revenues increased $2,414, or 30.5%, to $10,339 for the nine months ended September 30, 2012, from $7,925 during the same period in 2011. This increase was mainly due to the fact that we produced and sold more SOD products than the same period of 2011. As a percentage of revenues, the cost of revenues increased to 78.6% during the nine months ended September 30, 2012 from 77.3% in the same period in 2011. In order to sell all of the remaining SOD products, we sold some SOD products at a lower price to our regular customers in the third quarter of 2012 than the price during the same period of 2011.

Gross Profit. Our gross profit increased by $494, or 21.2%, to $2,821 for the nine months ended September 30, 2012 from $2,327 during the same period in 2011. Gross profit as a percentage of revenues was 21.4% for the nine months ended September 30, 2012, a decrease of 1.3% from 22.7% during the same period in 2011. In order to sell all of the remaining SOD products, we sold some SOD products at a lower price to our regular customers in the third quarter of 2012 than the price during the same period of 2011.

Operating Expenses. Our total operating expenses for the nine months ended September 30, 2012 increased $2,240, or 0.6%, to $350,942, from $348,702 for the same period in 2011.

Other Income. Other income was $19,606 during the nine months ended September 30, 2012 representing a decrease of $5,283 from $24,889 during a same period in 2011. Such decrease mainly came from the decreased interest income due to the short term investment redemption.

Net Loss attributable to China Longyi. As a result of above reasons, our net loss increased by $7,029, or 2.2%, to $328,515 for the nine months ended September 30, 2012, from $321,486 for the same period in 2011.

Liquidity and Capital Resources

We had $24,448 in cash and cash equivalents as of September 30, 2012. As of such date, we also had total current assets of $779,183 and total assets of $1,251,024. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $1,071,776. Our stockholders’ equity as of September 30, 2012 was $179,248. Since inception, we have accumulated a net loss of $29,765,931.

The following table summarizes the statements of cash flows from the financial statements for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Nine Months Ended
	September 30,
	2012	2011
Net Cash (Used In) Operating Activities	$(43,054)	$(280,678)
Net Cash Provided By Investing Activities	76,732	284,004
Net Cash Provided By Financing Activities	-	-
Effect of foreign exchange rate fluctuation	(18,645)	(13,552)
Net increase (decrease) in Cash and Cash Equivalents	15,033	(10,226)
Cash and Cash Equivalents - Beginning of Period	9,415	19,554
Cash and Cash Equivalents – End of Period	24,448	9,328

Operating Activities

Net cash used in operating activities was $43,054 for the nine-month period ended September 30, 2012, which is a decrease of $237,624 from $280,678 of net cash used in the operating activities for the same period of 2011. The decrease of the cash used in operating activities was mainly attributable to the fact that we paid less third party professional service fees as compared to the same period last year.

Investing Activities

Net cash provided by investing activities for the nine-month period ended September 30, 2012 was $76,732, which is a decrease of approximately $207,272 from net cash provided by investing activities of $284,004, for the same period of 2011. The decrease was mainly due to the redemption of short term investment. As of December 31, 2011, we held a short term investment of $83,877 and by September 30, 2012, the short term investment was decreased to $0. As a result, we received cash in an amount of $83,877. Compared with same period of 2011, the short term investment was decreased from $377,263 as of December 31, 2010 to $117,783 as of September 30, 2011 and we received $259,480 in cash accordingly.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2012 was $0 as compared to $0 provided by financing activities for the same period in 2011.

The Company did not have any bank loans as of September 30, 2012.

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

	September 30,				December 31,
	2012		2011		2011
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.3410	7.7537	6.3549	7.7937	6.3009	7.7722

Items in the statements of income and comprehensive

income, and the statements of cash flows	6.3165	7.7593	6.5013	7.7863	6.4614	7.7845

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended September 30, 2012 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: November 14, 2012
By: /s/ Jie Chen
-------------------------------------
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: November 14, 2012	By: /s/ Xinmin Pan
-------------------------------------
Xinmin Pan
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements.