Form 10-K
period 2012-12-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2013-04-15
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X]     No [   ]

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  [   ]     No [X]

As of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $0.13 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 77,655,862 shares of the registrant’s common stock outstanding as of April 12, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

FORM 10-K
For the Fiscal Year Ended December 31, 2012

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

In addition, China Science and Technology Institute has recognized that SOD product technologies are proprietary intellectual property. SOD companies, including us, have instituted strict measures to protect their SOD product technologies from being misappropriated. As such, the SOD product technologies may be protected by Chinese intellectual property law even if they are not patented. As a result, companies are encouraged to develop and commercialize SOD technologies.

The growing wealth of the Chinese public and its related greater interest in better health and nutrition are also trends in SOD industry’s favor. SOD production and distribution companies have been working hard to develop innovations to best exploit the commercial potential of SOD, including our subsidiary, Chongqing SOD. Since 1993, various types of SOD products have been sold in China, such as Beijing Dabao SOD skin care series, Wuhan Jiutouniao SOD liquid nutrition drink series, Guizhou Laolaifu SOD liquid nutrition drink series, Zhejiang SOD beer, SOD toothpaste, SOD soy milk. We believe that the SOD industry in China should expand as Chinese consumers grow more able and willing to purchase SOD products.

Our Products

Currently we are manufacturing Jiuzhou SOD plant wine which we market under the name “Jiuzhou Holy Wine” and SOD oral liquid. Our Jiuzhou SOD plant wine is a product developed from the zymolysis of natural wide berries with an alcohol level of 21%. We plan to produce SOD capsules in the coming future. We also plan to produce and sell SOD medicines and skin care products after we receive manufacturing permits from the State Food and Drug Administration.

Sales & Marketing Strategy

Our sales and marketing department currently consists of 17 employees. We are developing a diversified sales network which allows us to effectively market products and services to our customers. In addition to sales efforts conducted directly by our internal sales team and other employees, we also use sales agents. Currently we have 15 sales agents selling our products.

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

In addition, we protect our know-how technologies through confidentiality agreements we entered into with our employees in our production department.

Research and Development

We currently operate our research and development department through Beijing SOD. As of December 31, 2012, we have 12 research and development staff (five of whom hold Master/PhD degrees). Our research and development department is responsible for developing advanced technologies, developing new SOD products and training. We also plan to establish a “life technology” research academy for where our staff may research and develop SOD’s application as an antioxidant and energy booster.

We did not incur expenditures for research and development for the years ended December 31, 2012 and 2011.

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

Employees

As of December 31, 2012, we had a total of 69 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our Company.

Department	Number of Employees

Sales	17

Administration	5

Finance	5

SOD Production Center	30

Research and Development	12

Total	69

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

RISKS RELATED TO OUR BUSINESS

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included with this report, we had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years as of December 31, 2012. These conditions raise substantial doubt about our ability to continue as a going concern.

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

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTCQB which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB. The OTCQB is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted and traded from time to time on the OTCQB under the symbol “CGYG”. The CUSIP number is 16942Q109. The transfer agent of our common stock is Securities Transfer Corporation whose address is at 2591 Dallas Parkway, Suite 102 Frisco, TX 75034, (469) 633-0101.

The following table sets forth, for the periods indicated, the high and low bid prices for the common stock as reported on Yahoo.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Closing Prices (1)
	High	Low

Year Ended December 31, 2012

1st Quarter	$0.03	$0.015
2nd Quarter	$0.03	$0.015
3rd Quarter	$0.015	$0.015
4th Quarter	$0.015	$0.0019

Year Ended December 31, 2011

1st Quarter	$0.20	$0.20
2nd Quarter	$0.20	$0.20
3rd Quarter	$0.20	$0.20
4th Quarter	$0.20	$0.03

________________________
(1)The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

On April 12, 2013, there were approximately 309 stockholders of record of our common stock.

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

Fiscal Year Ended December 31, 2012 Compared to December 31, 2011

The following table summarizes the results of our operations during the fiscal years ended December 31, 2012 and 2011 and provides information regarding the dollar and percentage increase or (decrease) from the 2011 fiscal year to the 2012 fiscal year.

Line Item	December 31, 2012	December 31, 2011	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$256,304	$16,993	$239,311	1,408%
Cost of Sales	$123,388	$12,876	$110,512	858%
Operating Expenses	$680,933	$478,568	$202,365	42.29%
Income Taxes	$-	$-	$-	-
Net (Loss)	$(371,899)	$(361,771)	$10,128	2.80%

Revenue

Our revenues are derived primarily from sales of our SOD products. Our revenues in fiscal year 2012 amounted to $256,304, which is $239,311 or approximately 1,408% more than that of fiscal year 2011, when we had revenues of $16,993. The increase in revenues was attributable to more SOD products sold compared with 2011. During the fiscal year 2012, we not only sold the rest of SOD products which were produced from our Beijing research center, but also sold some of the new SOD Oral Solution (liquid) to the customers.

Cost of Sales

Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of sales in fiscal years 2012 and 2011 was $123,388 and $12,876, respectively, which accounts for approximately 48.14% and 75.77%, respectively, as a percentage of total revenues. The dollar amount of the cost of sales increased in 2012 as a result of increase in sales volume compared with the fiscal year of 2011. Cost of sales as a percentage of annual revenues decreased by about 27.63% in 2012 as compared with 2011, which is mainly attributable to unqualified SOD products decreased during the production progress, as we improved the technology and production level in this year.

Gross Profit

Our gross profit increased by $128,799, to $132,916 in fiscal year 2012 from $4,117 in 2011. Gross profit as a percentage of revenues was 51.86% in fiscal year 2012, an increase of 27.63% from 24.23% in 2011.

Operating Expenses

Our operating expenses for the fiscal year ended December 31, 2012 were $680,933, as compared to $478,568 for 2011. This increase of $202,365 or 42.29% is primarily the result of promotion fees incurred in 2012. During the fiscal year of 2012, we took some promotion measures to introduce our new SOD capsule to our regular customers in order that these customers may accept our new product quickly and buy them in the last quarter of 2012. We did not have such promotion expenses in 2011.

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

We incurred no income taxes in either 2012 or 2011.

Net Income.

As a result of the factors described above, our net loss increased $10,128, or 2.80%, to $(371,899) for the year ended December 31, 2012, from $(361,777) for 2011.

Liquidity and Capital Resources

General

As of December 31, 2012, we had cash and cash equivalents of approximately $11,916. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	For the Fiscal Year Ended December 31,
	2012	2011
Net cash provided by (used in) operating activities	$(298,229)	$(285,020)
Net cash provided by investing activities	73,703	319,804
Net cash provided by (used in) financing activities	253,470	-
Net cash flow	2,501	(10,139)

Operating Activities

Net cash used in operating activities was $298,229 for the fiscal year ended December 31, 2012, which represents an increase of $13,209 from $285,020 net cash used in operating activities for 2011. The increase of the cash used in operating activities was mainly attributed to the fact that the amount of account receivable was increased more than 2011.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash provided by investing activities for the fiscal year ended December 31, 2012 was $73,703, which is a decrease of $246,101 from net cash provided by investing activities of $319,804 for 2011. The decrease in the cash provided by investing activities was mainly due to a significant decrease in redemption of short term investment. In 2011 we redeemed a short term investment of $304,887, while in 2012 we only redeemed $83,877, which reduced our short term investment to $0 at the end of 2012.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2012 was $253,470, while in 2011 we had $0 net cash provided by financing activities. Such amount of cash was provided by our director Hongliang Li as loan to the Company and was recorded as due to directors in 2012.

We believe that our cash on hand and cash flow from operations will meet our expected capital expenditure and working capital requirements for the next 12 months. We expect to generate approximately $0.8 million to $1.5 million of revenues from the sale of our products during that period of time. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

	December 31,
	2012		2011
	RMB	HK$	RMB	HK$

Balance sheet items, except for equity accounts	6.2855	7.7517	6.3009	7.7722

Items in the statements of income and comprehensive income, and the statements of cash flows	6.3124	7.7574	6.4614	7.7845

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

Significant Estimates

Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to inventories, allowance for doubtful accounts, property and equipment, accrued liabilities and, the useful lives for depreciation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2012 and 2011 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2012.

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors:

Name	Age	Position

Changde Li	56	Chairman of the Board

Jie Chen	57	Chief Executive Officer and Director

Xinmin Pan	67	Chief Financial Officer

Hui Chen	43	Director

Hongliang Li	51	Director

Wei Wang	42	Director

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2012 fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table – 2012 and 2011

The following table sets forth information concerning all compensation awarded to, earned by or paid to Our Chief Executive Officer for services rendered in all capacities during 2012 and 2011. No other executive officers received total annual salary and bonus compensation in excess of $100,000 in either fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Jie Chen, CEO and Director	2012	5,703	-	5,703
	2011	5,572	-	5,572

Outstanding Equity Awards at Fiscal Year End

There was no unexercised option, stock that has not vested or equity incentive plan award for any named executive officer as of December 31, 2012.

Additional Narrative Disclosure

We have an employment agreement with Mr. Xinmin Pan who became our Chief Financial Officer in December 2006 after serving as our accountant from October 2006 to December 2006. We are obligated to pay him an annual salary of RMB 72,000, or $13,500. However, in 2007, we changed the employment agreement with Mr. Pan to pay him an annual salary of RMB 36,000 or $4,732 due to our limited revenue in the fiscal year 2007. We paid to Mr. Pan RMB 36,000 or $5,572 as his annual salary of the fiscal year 2011 and RMB 36,000 or $5,703 as his annual salary of the fiscal year 2012.

We have a verbal understanding with our Chief Executive Officer and Director, Jie Chen, regarding her annual salary of $5,572 and $5,703 for the fiscal years 2011 and 2012, respectively.

Although we have a verbal understanding with our Chairman, Chang-de Li regarding the payment to him of an annual salary in amount of $107,692, Mr. Li did not receive any compensation in 2011 and 2012.

Compensation of Directors

There have been no fees earned or paid in cash for services to our directors. No stock or stock options or other equity incentives were awarded to our directors for their services as directors during the fiscal year ended December 31, 2012. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. However, we do reimburse each director for reasonable travel expenses related to such director's attendance at board of directors and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock as of April 12, 2013 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Longyi Group International Holdings Limited, 8B 8/F East Area, Century Golden Resources Business Center, 69 Banjing Road, Haidian District, Beijing, and People’s Republic of China 100097.

			Amount &Nature of
	Name & Address		Beneficial		Percent of
Title of Class	of Beneficial Owner	Office, If Any	Ownership(1)		Class(2)

Directors and officers

Common Stock	Chang-de Li No. 95 Kangxi Road Ba Da Xia Industrial Development Zone Yanqing County, Beijing People’s Republic of China	Chairman	6,034,695	(3)	7.77%

Common Stock	Jie Chen	CEO and Director	0		*

Common Stock	Xinmin Pan	CFO	0		*

Common Stock	Hui Chen	Director	0		*

Common Stock	Hongling Li	Director	0		*

Common Stock	Wei Wang	Director	62,750,000	(4)(5)	80.81%

Common Stock	All officers and directors as a group (5 persons named above)		68,784,695		88.58%

5% Security holders

Common Stock	Daykeen Investment Limited 19th Floor, Beverly House, Nos. 93-107 Lockhart Road, Wanchai, Hong Kong		62,250,000	(4)	80.16%

Common Stock	Jolly Concept Management Limited 19th Floor, Beverly House, Nos. 93-107 Lockhart Road, Wanchai, Hong Kong		5,134,000		6.61%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

A total of 77,655,862 shares of our common stock are considered to be issued and outstanding pursuant to SEC Rule 13d-3(d) (1) as of April 12, 2013. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2012 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”):

From July 13, 2012 to October 31, 2012, our director, Hongliang Li loaned an aggregate of RMB 1.6 million (approximately $253,470) to us to be used as working capital. The loans do not have maturity dates and are non-interest bearing and unsecured.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

The following table represents fees billed for 2012 and 2011 for professional audit services rendered by our independent registered public accounting firms:

	2012	2011

Audit fees(1)	$50,000	$50,000
Audit-related fees(2)	17,000	17,000
Tax fees	0	0
All other fees	0	0
Total	67,000	67,000

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

Effective January 9, 2013, Stan J. H. Lee, CPA resigned as our independent registered public accounting firm because it ceased to provide auditing services to public companies. Our Board of Director accepted the resignation. On the same date, the Board of Directors engaged Tao Su, CPA as our new independent registered public accounting firm. For more information, see our Current Report on Form 8-K filed on January 14, 2013.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by Stan J.H. Lee, CPA for our consolidated financial statements as of and for the year ended December 31, 2012.

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

*14	Code of Ethics [incorporated by reference to Exhibit 14 of the Annual Report on Form 10- KSB of the Company for the fiscal year ended December 31, 2003]

21	A description of the subsidiaries of the registrant.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________
*                Incorporated by reference as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

By: /s/ Jie Chen
Jie Chen
Chief Executive Officer

Date: April 15, 2013

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

SIGNATURE	CAPACITY	DATE

/s/Chang-de Li	Chairman	April 15, 2013
Chang-de Li

/s/Jie Chen	Chief Executive Officer and Director	April 15, 2013
Jie Chen

/s/Xinmin Pan	Chief Financial Officer	April 15, 2013
Xinmin Pan

/s/Hui Chen	Director	April 15, 2013
Hui Chen

/s/Hongliang Li	Director	April 15, 2013
Hongliang Li

/s/Wei Wang	Director	April 15, 2013
Wei Wang

EXHIBITS

Exhibit Number	Description

*3.1	Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

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

____________
* Incorporated by reference as indicated.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
China Longyi Group International Holdings Limited
(A Development Stage Company)

We have audited the accompanying balance sheets of China Longyi Group International Holdings Limited (the Company) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as an early stage development company, the Company has earned insignificant revenues. The Company has working capital deficiency of $380,736 as at December 31, 2012 and as of that date, accumulated deficit from recurring losses of $29,859,009 incurred for the current and prior years. These conditions, along with other matters as set forth in Note 1 indicate the existence of a material uncertainty that my raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tao Su, CPA

April 12, 2013
Burnaby, BC, Canada

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2012	2011
Current assets
Cash and cash equivalents	$11,916	$9,415
Inventories (note 6)	428,023	437,042
Account receivables	163,869	-
Due from Related party	60,151	35,271
Other receivables	12,355	83,030
Interest receivable	-	187,182
Short term investment	-	83,877
Deposits and prepayments	15,428	13,961
Total current assets	691,742	849,778

Investment (note 5)	10,862	10,835
Property, plant and equipment (net)(note 7)	451,391	477,140
	$1,153,995	$1,337,753

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$4,930	$6,852
Accrued liabilities	165,645	164,735
Due to directors (note 11)	375,117	120,247
Due to related company (note 11)	246,557	282,069
Other payables	280,229	233,871
Total current liabilities	1,072,478	807,774

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding (note 3 & 4)	776,558	776,558
Additional paid-in capital (note 3&4)	28,877,540	28,877,540
Deficit accumulated during the development stage	(29,859,009)	(29,487,110)
Accumulated other comprehensive income	167,426	194,219
Total China Longyi stockholders' equity	(37,485)	361,207
Nontrolling interest	119,002	168,772
Total Equity	81,517	529,979
	$1,153,995	$1,337,753

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Period from
	Year ended		June 4,1997
	December 31,		(inception) to
	2012	2011	December 31, 2012
Revenues
Sales	$256,304	$16,993	$968,824
Cost of sales	123,388	12,876	992,173
Gross margin	132,916	4,117	(23,349)
Operating expenses
General and administrative expenses	680,933	478,568	18,620,433
Goodwill impairment loss	-	-	5,408,584
Write-off inventory and bus licenses	-	-	3,322,712
Research and development costs	-	-	8,880,206
	680,933	478,568	36,231,935
Loss from operations	(548,017)	(474,451)	(36,255,284)
Other income (expense)
Interest income	1,106	10,051	325,660
Other income (expense)	94,545	21,125	1,164,107
Transaction exchange gain	30,860	45,563	1,077,059
Gain on asset disposal	-	-	1,172
Gain on debt settlement	-	-	156,018
Gain on disposal subsidiary	-	-	4,093,455
Interest expense	-	-	(712,302)
	126,511	76,739	6,105,169
Loss before income tax expense and noncontrolling interest	(421,506)	(397,712)	(30,150,115)
Income tax expense	-	-	-
Net loss	(421,506)	(397,712)	(30,150,115)
Less: Net loss attributable to noncontrolling interest	49,607	35,941	291,106
Net loss attributable to China Longyi	$(371,899)	$(361,771)	$(29,859,009)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862
Comprehensive loss
Net loss	$(421,506)	$(397,712)
Foreign currency translation adjustment	(26,956)	607

Comprehensive loss	(448,462)	(397,105)
Comprehensive loss attributable to noncontrolling interest	(49,770)	(34,092)
Comprehensive loss attributable to China Longyi	$(398,692)	$(363,013)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		Period from Jun 4, 1997
	2012	2011	(inception) to 12.31, 2012
Cash flows from operating activities:
Net loss	$(421,506)	$(397,712)	$(30,150,115)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation and amortization	36,825	33,664	1,231,054
Loss on sales of property and equipment		-	9,873
Impairment loss for fixed assets	-	-	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-	-	(3,882,796)
Research and development expenses recorded in organizatio	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Accounts receivalbes	(163,171)	-	(163,171)
Other receivables	70,577	11,966	5,321,010
Due from related company	(24,771)		(24,771)
Interest receivable	186,841	(10,007)	17,667
Deposits and prepayment	(1,427)	(3,235)	694,187
Inventory	10,047	2,746	(862,032)
Other payables	53,554	42,991	(291,573)
Due to related parties	(35,937)		(35,937)
Accounts payable and accrued liabilities	(9,261)	34,567	(3,320,797)
Net cash used in operations	(298,229)	(285,020)	(12,365,285)

Cash flows from investing activities:
Reorganization - net of cash acquired		-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	83,724	304,887	665,092
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	(10,021)	14,917	(552,016)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	-	701,100
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	73,703	319,804	(2,210,237)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collecttion from shareholders	-	-	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable			(612,582)
Proceeds (repayments) loans from directors	253,470	-	253,470
Net cash provided by financing activities	253,470		14,438,470
Effect of foreign exchange rate fluctuation	(26,443)	(44,923)	148,968
Increase(decrease) in cash and cash equivalents	2,501	(10,139)	11,916
Cash and cash equivalents, beginning of period	9,415	19,554	-
Cash and cash equivalents, end of period	$11,916	$9,415	$11,916

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

								Development	Accumulated
					Common Stock		Additional	Stage	Other
	Common Stock		Common Stock		Subscribed		Paid In	Accumulated	Comprehensive	Subscription	Due from	Noncontrolling
	$.12834 Par Value		$.01 Par Value		$.01 Par Value		Capital	Deficit	Income	Receivable	stockholder	Interest	Total

Common stock issued - June 4, 1997	10,000	$1,283		$-		$-	$-	$-	$-	$-		$-	$1,283
Net loss for the period	-	-	-	-	-	-	-	(289)	-	-	-	-	(289)
Balance December 31, 1997	10,000	1,283	-	-	-	-	-	(289)	-	-			994
													-
Net loss for the year	-	-	-	-	-	-	-	(3,209)	-	-	-	-	(3,209)
Balance December 31, 1998	10,000	1,283	-	-	-	-	-	(3,498)	-	-			(2,215)

Shares issued at par value Mar	990,000	127,057											127,057
Net loss for the period	-	-	-	-	-	-	-	(302)	-	-	-	-	(302)
Balance December 31, 1999	1,000,000	128,340	-	-	-	-	-	(3,800)	-	-			124,540

Net loss for the year	-	-	-	-	-	-	-	(9,876,193)	-	-	-	-	(9,876,193)
Balance December 31, 2000	1,000,000	128,340	-	-	-	-	-	(9,879,993)	-	-			(9,751,653)

Shares issued at $.20 Apr 5			385,685	3,857			73,280						77,137
Shares issued at $.20 Apr 17			7,500,000	75,000			1,425,000						1,500,000
Shares at par value Jun 22			28,000,000	280,000									280,000
Recapitalization Jun 22	(1,000,000)	(128,340)	3,600,000	36,000			(498,280)						(590,620)
Dividend paid Jun 22							(1,000,000)						(1,000,000)
Shares issued at $2.00 Jul 23			473,500	4,735			942,265						947,000
Shares issued at $2.00 Oct 1			10,000	100			19,900						20,000
Shares issued for debt conversion			8,500,000	85,000			8,415,000						8,500,000
Capital contributed debt to equity conversion							1,500,000						1,500,000
Net loss for the year	-	-	-	-	-	-	-	(2,492,318)	-	-	-	-	(2,492,318)
Balance December 31, 2001	-	-	48,469,185	484,692	-	-	10,877,165	(12,372,311)	-	-			(1,010,454)

Shares issued at $.20 Feb 20			372,807	3,728			70,833			(74,561)			-
Shares issued at par option exercise Apr 24 for svcs			540,260	5,403			410,597						416,000
Shares issued at $.13 Nov 27 for services			1,100,000	11,000			132,000						143,000
Net loss for the year	-	-	-	-	-	-	-	(2,490,990)	-	-	-	-	(2,490,990)
Balance December 31, 2002	-	-	50,482,252	504,823	-	-	11,490,595	(14,863,301)	-	(74,561)			(2,942,444)

Shares issued at $.12 Mar 31			1,513,969	15,139			166,537						181,676
Shares subscribed at $.40 Sep 29					15,000,000	6,000,000				(6,000,000)			-
Shares issued at $.40 Oct 3			1,511,488	15,115	(1,511,488)	(604,595)	589,480			1,209,482			1,209,482
Net loss for the year	-	-	-	-	-	-	-	(1,761,393)	-	-	-	-	(1,761,393)
Balance December 31, 2003	-	-	53,507,709	535,077	13,488,512	5,395,405	12,246,612	(16,624,694)	-	(4,865,079)			(3,312,679)

Shares issued at $.40 Jan 9 Qian Long			3,023,998	30,240	(3,023,998)	(1,209,599)	1,179,359			604,712			604,712
Shares issued at $.13 for debt conversion			24,036,269	240,363			2,887,862						3,128,225
Shares subscribed at $.21 Jan 29 Qian Long					140,000,000	29,400,000				(29,400,000)			-
Shares subscribed at $.14 Jan 13 China Cardinal					16,483,514	2,307,692				(2,307,692)			-
Shares issued at $.14 May 28 China Cardinal			4,733,229	47,332	(4,733,229)	(662,652)	615,320			662,652			662,652
Shares issued at $.14 May 28 China Cardinal			11,750,285	117,503	(11,750,285)	(1,645,040)	1,527,537			1,645,040			1,645,040
Shares issued at $.14 Mar 31 purch of Asia Key			28,210,000	282,100			3,667,300						3,949,400
Options exercised at $.12 in lieu of salary			2,500,000	25,000			275,000						300,000
Options exercised at $.12 in lieu of salary			500,000	5,000			55,000						60,000
Options exercised at $.12 in lieu of salary			1,000,000	10,000			110,000						120,000
Qian Long subscription at $.40 Dec 12			10,464,514	104,645	(10,464,514)	(4,185,806)	4,081,161			4,839,601			4,839,601
2002 stock subscription deemed to be uncollectible							(74,561)			74,561			-
Net loss for the year	-	-	-	-	-	-	-	(11,024,215)	-	-	-	-	(11,024,215)
Balance December 31, 2004	-	-	139,726,004	1,397,260	140,000,000	29,400,000	26,570,590	(27,648,909)	-	(28,746,205)			972,736

Shares issued at $.14 for debt			5,770,000	57,700			772,400						830,100
Net loss for the year								(1,170,770)					(1,170,770)
Foreign currency translation ad	-	-	-	-	-	-	-	-	(230,745)	-	-	-	(230,745)
Balance December 31, 2005	-	-	145,496,004	1,454,960	140,000,000	29,400,000	27,342,990	(28,819,679)	(230,745)	(28,746,205)			401,321

Shares issued at $.21 December 18 Qiang Long			3,013,862	30,139	(3,013,863)	(632,911)	602,772			632,911			632,911
Net loss for the year								(345,621)					(345,621)
Foreign currency translation ad	-	-	-	-	-	-	-	-	(25,461)	-	-	-	(25,461)
Balance December 31, 2006	-	-	148,509,866	1,485,099	136,986,137	28,767,089	27,945,762	(29,165,300)	(256,206)	(28,113,294)			663,150

Items applied retroactively:
Acquisition of noncontrolling interests												310,485	310,485
Reverse stock split - October 16	-	-	(141,084,373)	(1,410,844)	(130,136,830)	(27,328,734)	28,739,578	-	-	-			-
Shares issued at $.21 June 29,2007, 50mil shares			6,849,307	68,493	(6,849,307)	(1,438,355)	1,369,862			28,113,294			28,113,294
Shares subscribed for exchange			62,250,000	622,500			24,277,500						24,900,000
Shares issued at December 19,2007			1,131,054	11,310									11,310
Net loss for the year								3,094,885				(68,376)	3,026,509
Foreign currency translation ad	-	-	-	-	-	-	-	-	272,359	-		63,887	336,246
Related party Acquisition Premium							(53,455,161.77)						(53,455,162)
Balance December 31, 2007	-	-	77,655,854	776,558	-	-	28,877,540	(26,070,415)	16,153	-	-	305,996	3,905,832

Shares issued at January,2008			8	-									-
Net loss for the year	-	-	-	-	-	-	-	(2,188,359)	-	-	-	(57,385)	(2,245,744)
Foreign currency translation adjustment		-	-	-	-	-	-	-	126,315	-	-	29,630	155,945
Balance December 31, 2008	-	-	77,655,862	776,558	-	-	28,877,540	(28,258,774)	142,469	-	-	278,240	1,816,033

Net loss for the year	-	-	-	-	-	-	-	(493,512)	-	-	-	(42,709)	(536,221)
Foreign currency translation adjustment		-	-	-	-	-	-	-	10,675	-	-	2,504	13,179
Balance December 31, 2009	-	-	77,655,862	776,558	-	-	28,877,540	(28,752,286)	153,144	-	-	238,035	1,292,991

Net loss for the year	-	-	-	-	-	-	-	(373,053)	-	-	-	(37,088)	(410,141)
Foreign currency translation adjustment		-	-	-	-	-	-	-	42,317	-	-	1,917	44,234
Balance December 31, 2010	-	-	77,655,862	776,558	-	-	28,877,540	(29,125,339)	195,461	-	-	202,864	927,084

Net loss for the year	-	-	-	-	-	-	-	(361,771)	-	-	-	(35,941)	(397,712)
Foreign currency translation adjustment		-	-	-	-	-	-	-	(1,242)	-	-	1,849	607
Balance December 31, 2011	$-	$-	$77,655,862	$776,558	$-	$-	$28,877,540	$(29,487,110)	$194,219	$-	$-	$168,772	$529,979

Net loss for the year	-	-	-	-	-	-	-	(371,899)	-	-	-	(49,607)	(421,506)
Foreign currency translation adjustment		-	-	-	-	-	-	-	(26,793)	-	-	(163)	(26,956)
Balance December 31, 2012	$-	$-	$77,655,862	$776,558	$-	$-	$28,877,540	$(29,859,009)	$167,426	$-	$-	$119,002	$81,517

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American (“US GAAP”) for financial information and with the instructions to Form 10 and Item 310 of Regulation S. The accounts of China LongYi Group International Holdings Limited and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the twelve months ended December 31, 2012.

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

GOING CONCERN

The Company is an early stage development company and has earned only insignificant revenues since its inception. As at December 31, 2012, the Company has a working capital deficiency of $380,736 and accumulated deficit from recurring net losses of $29,859,009 incurred for the current and prior years as of December 31, 2012. As at December 31, 2012, the Company has cash and cash equivalents of $11,916.

The application of the going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is, primarily as a result of the conditions described above, substantial doubt as to the appropriateness of the use of the going concern assumption. The accompanying financial statements have been prepared on a going concern basis notwithstanding these conditions.

The ability of the Company to continue as a going concern is dependent on its ability to generate sufficient positive cash flows from future operations and the continued funding from the Company’s major shareholders. If the going concern basis were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

SIGNIFICANT ESTIMATES

Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to the valuation of acquired companies, inventories, allowance for doubtful accounts, equipment, patent rights, accrued liabilities and stock options, and the useful lives for amortization and depreciation.

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

INTANGIBLE ASSETS

The Company adopted the provisions of SFAS No. 142 (“ASC Topic 350”), Goodwill and Other Intangible Assets, effective January 1, 2002. Under ASC Topic 350, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has performed the requisite annual transitional impairment tests on intangible assets and made the impairment adjustments as necessary. The Company did not perform annual impairment tests for the year ended December 31, 2011 and 2012 since all goodwill and indefinite lived intangible assets had been written down to zero in the prior years.

INCOME TAXES

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences at the reporting date between the tax bases of assets and liabilities, and their carrying amounts that are recognized for financial reporting purposes.

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the years ended December 31, 2012 and 2011 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to December 31, 2012.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SHIPING AND HANDLING

Costs relating to shipping and handling are part of general and administrative expenses in the consolidated statements of operations and comprehensive loss. Insignificant amount of shipping and handling costs incurred during 2012 and 2011.

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

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

	Year ended December 31,
	2012	2011
NUMERATOR FOR BASIC AND DILUTED LPS
Net loss attributable to common stockholders	$(371,899)	$(361,771)

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares of common stock outstanding	77,655,862	77,655,862

LPS - Basic and diluted	$(0.00)	$(0.00)

There were no potentially dilutive securities outstanding at December 31, 2012 as the result would be anti-dilutive.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with SFAS 123(R) (“ASC Topic 718”), “Share-Based Payment.” Under ASC Topic 718 the Company is required to recognize share-based compensation expense at the fair value of employee options granted during the year. The Company had no such compensation expense for the years ended December 31, 2012 and 2011.

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

COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform with the presentation adopted in the current year.

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

The purchase price was allocated to assets and liabilities as follows on the designated effective date on January 1, 2004:

Accounts receivable	$4,227
Inventories	1,714,957
Others receivable	523,857
Property, plant and equipment	1,295,170
Intangible – 28 bus licenses	1,018,125
Bank note payable	(66,425)
Accounts payable	(2,055,941)
Accrued liabilities	(816,482)
Due to related parties	(281,131)
Due to director	(84,519)
Others payable	(29,910)
Subtotal	$1,221,928
Goodwill (cost in excess of FMV)	468,546
Total purchase price paid	$1,690,474

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

3.	BUSINESS ACQUISITIONS (Continued)

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

In aggregate, Minghua USA recognized gains of $707,825 on the sale of the subsidiaries.

	Minghua Hong	Minghua	Minghua
	Kong	Seience	China
	US$	US$	US$	Total
Inventories	$-	$-	$304	$304
Prepaid expenses	-	-	66,412	66,412
Other fixed assets	-	-	450,424	450,424
Accumulated depreciation	-	-	(401,208)	(401,208)
Accounts payable	-	-	(3,274)	(3,274)
Accrued expenses	(70,902)	(4,486)	(429,353)	(504,741)
Due to directors	-	-	(92,779)	(92,779)
Others payable	-	-	(51,591)	(51,591)
Short-term loan	-	-	(171,372)	(171,372)
	(70,902)	(4,486)	(632,437)	(707,825)

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

3.	BUSINESS ACQUISITIONS (Continued)

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

4.	STOCKHOLDERS' EQUITY (Continued)

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

4.	STOCKHOLDERS' EQUITY (Continued)

Effect of Reverse Split on Common Stock

The table below sets forth, as of the Record Date and as of the Effective Date the following information both before and after the proposed Reverse Split (subject to slight adjustments resulting rounding of fractional shares):

•	The number of issued and outstanding shares of Common Stock
•	The number of authorized and reserved shares of Common Stock;
•	The number of authorized but unissued and unreserved shares of Common Stock.

CAPITALIZATION STRUCTURE OF THE COMPANY AT VARIOUS TIMES

	Capital Structure	Capital Structure
	Pre-Reverse Split	Post-Reverse Split
	(As of Record Date)	(On Effective Date)

Issued and outstanding shares of Common Stock	198,509,866	9,925,493
Authorized and reserved shares of Common Stock	-	-
Authorized but unissued and unreserved shares of Common Stock	1,490,134	190,074,507

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

4.	STOCKHOLDERS' EQUITY (Continued)

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

The Company's capital structure as of December 31, 2012 and 2011 was as follows:

Common stock – par value $0.01	Authorized	Issued and outstanding

December 31, 2012	200,000,000	77,655,862

December 31, 2011	200,000,000	77,655,862

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

The exercise price of incentive stock options must not be less than the fair value of the common stock on the date of the grant. The2001 Plan expired on April 5, 2011.

In 2001, the Company granted 2,000,000 nonqualified stock options under the 2001 Plan to the Chairman with a 5-year expiration date, and an exercise price of $1.75 per share. However, all 2,000,000 options were forfeited on May 10, 2004 when the chairman resigned.

5.	INVESTMENT

The Company has a one year deposit certificate with an investment company in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the years ended December 31, 2012 and 2011 was $0 and $83,877, and was recorded on the balance sheet as a short term investment.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

6.	INVENTORIES

Inventories at December 31, 2012 and 2011 consisted of:

	2012	2011
Materials	$37,157	$90,126
Low value consumables	13,659	14,616
Work in progress	294,090	284,312
Finished goods	83,117	47,988
	$428,023	$437,042

7.	PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of:

	2012	2011
Transportation equipment	$54,644	$54,510
Furniture and office equipment	47,573	37,418
Production equipment, buildings and improvements	419,727	418,701
Subtotal	521,944	510,629
Less: impairment provision	(28,796)	(28,726)
accumulated depreciation	(233,603)	(196,140)
	259,545	285,763
Construction in progress	191,846	191,377
	$451,391	$477,140

Depreciation expense for the years ended December 31, 2012 and 2011 was $37,463 and $42,374, respectively. Impairment for the year ended December 31, 2012 and 2011 was $28,796 and $ 28,726, respectively.

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

As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in 2011 and 2012.

11.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN

The caption “Due to Related Company” are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company rents office space from the related company.

Balances with related parties as of December 31, 2012 and 2011 as well as related party transactions incurred in the years then ended are as follows:

Related Party Transactions	Other receivables	Account payables	Other payables	Accrued liabilities
Related paries
2012.12.31
China Cardinal Limited	13,202
China Dragon	12,617
Daykeen Investments Ltd	7,082
Institute of Sino US	9,404
Jolly Concept Management Lim	3,928
Trinity Creation	13,918
Chen Jie			107,470
Li Changde			3,884
Wang Wei			9,209
Li,Hongliang			254,554
Beijing De Reng Sheng Limited		177,223
SiChuan Longyi Limited		21,605
Liu,Guizhi				47,729
Total	60,151	198,828	375,117	47,729

2011.12.31
China Cardinal Limited	8,973
China Dragon	8,994
Daykeen Investments Ltd	3,474
Institute of Sino US	-
Jolly Concept Management Lim	3,918
Trinity Creation	9,912
Chen Jie			107,189
Li Changde			3,873
Wang Wei			9,185
Li,Hongliang
Beijing De Reng Sheng Limited		174,244
SiChuan Longyi Limited		21,552
Liu,Guizhi				86,273
Total	35,271	195,796	120,247	86,273

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

11.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN (Continued)

Related Party Transaction	Rental	Purchase from related party	Due to directors	Payment for related party
Related paries		Inventories
2012.1-2012.12
China Cardinal Limited				4,202
China Dragon				3,597
Daykeen Investments Ltd				3,597
Institute of Sino US				9,397
Jolly Concept Management Limited
Trinity Creation				3,977
Chen Jie
Li Changde
Wang Wei
Li,Hongliang			254,554
Beijing De Reng Sheng Limited		2,542
SiChuan Longyi Limited
Liu,Guizhi	104,281
Total	104,281	2,542	254,554	24,770

2011.1-2011.12
China Cardinal Limited				893
China Dragon
Daykeen Investments Ltd
Institute of Sino US
Jolly Concept Management Limited
Trinity Creation				893
Chen Jie
Li Changde
Wang Wei
Li,Hongliang
Beijing De Reng Sheng Limited		743
SiChuan Longyi Limited
Liu,Guizhi	27,858
Total	27,858	743	-	1,786

12.	SUBSEQUENT EVENT

The management assessed there were no material events occurring after balance date as of December 31, 2012 and prior to the time of annual report completion which might affect the financial report.