Form 10-Q
period 2013-03-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2013-05-17
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                                                No [X]

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2013 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

	PART II Other Information

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2013	2012
Current assets
Cash and cash equivalents	$9,245	$11,916
Inventories	424,021	428,023
Accounts receivable	100,496	163,869
Due from Related parties	60,050	60,151
Other receivables	13,030	12,355
Deposits and prepayments	17,627	15,428
Total current assets	624,469	691,742

Investment	10,890	10,862
Property, plant and equipment (net)	443,105	451,391
	$1,078,464	$1,153,995

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,022	$4,930
Accrued liabilities	171,276	165,645
Due to directors	375,588	375,117
Due to related parties	247,141	246,557
Other payables	292,805	280,229
Total current liabilities	1,091,832	1,072,478

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(29,960,540)	(29,859,009)
Accumulated other comprehensive income	183,042	167,426
Total China Longyi stockholders' equity	(123,400)	(37,485)
Nontrolling interest	110,032	119,002
Total Equity	(13,368)	81,517
	$1,078,464	$1,153,995

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended		Period from June 4,1997
	March 31,		(inception) to
	2013	2012	March 31, 2013
Revenues
Sales	$9,600	$3,648	$978,424.00
Cost of sales	6,728	2,708	$998,901.00
Gross margin	2,872	940	$(20,477.00)
Operating expenses
General and administrative expenses	98,662	82,825	$18,719,095.00
Goodwill impairment loss	-	-	$5,408,584.00
Write-off inventory and bus licenses	-	-	$3,322,712.00
Research and development costs	-	-	$8,880,206.00
	98,662	82,825	$36,330,597.00
Loss from operations	(95,790)	(81,885)	$(36,351,074.00)
Other income (expense)
Interest income	6	865	$325,666.00
Other income (expense)	-	67	$1,164,107.00
Transaction exchange gain	(14,623)	9,709	$1,062,436.00
Gain on asset disposal	-	-	$1,172.00
Gain on debt settlement	-	-	$156,018.00
Gain on disposal subsidiary	-	-	$4,093,455.00
Interest expense	-	-	$(712,302.00)
	(14,617)	10,641	$6,090,552.00
Loss before income tax expense and noncontrolling interest	(110,407)	(71,244)	$(30,260,522.00)
Income tax expense	-	-	$-
Net loss	(110,407)	(71,244)	$(30,260,522.00)
Less: Net loss attributable to noncontrolling interest	8,876	8,548	$299,982.00
Net loss attributable to China Longyi	$(101,531)	$(62,696)	$(29,960,540.00)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862
Comprehensive loss
Net loss	$(110,407)	$(71,244)	(30,260,522.00)
Foreign currency translation	15,522	(9,296)
Comprehensive loss	(94,885)	(80,540)
Comprehensive loss attributable to noncontrolling interest	(8,970)	(8,538)
Comprehensive loss attributable to China Longyi	$(85,915)	$(72,002)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,		Period from Jun 4, 1997
	2013	2012	(inception) to 03.31, 2013
Cash flows from operating activities:
Net loss	$(110,407)	$(71,244)	$(30,260,522)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	9,464	9,225	1,240,518
Loss on sales of property and equipment		-	9,873
Impairment loss for fixed assets	-	-	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-	-	(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Accounts receivalbes	63,704	-	(99,467)
Other receivables	(649)	(3,710)	5,320,361
Due from related parties	(1)	-	(24,772)
Interest receivable	-	(863)	17,667
Deposits and prepayment	(2,155)	-	692,032
Inventory	5,128	153	(856,904)
Other payables	17,510	27,346	(274,063)
Due to related parties	-	-	(35,937)
Accounts payable and accrued liabilities	78	9,113	(3,320,719)
Net cash used in operations	(17,328)	(29,980)	(12,382,613)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	-	39,630	665,092
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	-	-	(552,016)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	-	701,100
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities		39,630	(2,210,237)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collecttion from shareholders	-	-	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Proceeds (repayments) loans from directors	-	-	253,470
Net cash provided by financing activities			14,438,470
Effect of foreign exchange rate fluctuation	14,657	(9,700)	163,625
Increase(decrease) in cash and cash equivalents	(2,671)	(50)	9,245
Cash and cash equivalents, beginning of period	11,916	9,415	-
Cash and cash equivalents, end of period	$9,245	$9,365	$9,245

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)
March 31, 2013

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
March 31, 2013

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
March 31, 2013

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
March 31, 2013

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
March 31, 2013

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

The Company had incurred losses since inception and had working capital deficiency of $467,363 as at March 31, 2013 (December 31, 2012: deficiency of $380,736)There exits substantial doubt about the Company’s ability to continue as a going concern, which contemplated the realization of assets and the payment of liabilities in the ordinary course of business. To alleviate the situation, management obtained $28,113,294 in funding through the issuance of additional stock to one of the Company’s shareholders on July 27, 2007. On November 12, 2007, the Company completed an acquisition transaction with Top Time whereby it paid Daykeen, Top Time’s sole shareholder, a total consideration of $54.9 million, in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. The equity portion of the purchase price amounts to a total of 62,250,000 post reverse split shares of the Company’s common stock.

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

As of March 31, 2013 the Company has accumulated deficit from recurring net loss of $29,960,540 and cash and cash equivalent of $9,245. The application of the going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is, primarily as a result of the conditions described above, substantial doubt as to the appropriateness of the use of the going concern assumption. The accompanying financial statements have been prepared on a going concern basis notwithstanding these conditions.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)
March 31, 2013

1.	BUSINESS DESCRIPTION AND ORGANIZATION (Continued)

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

The Company owns 81% of the equity interest in Chongqing SOD of which 9% is owned by Miss Ran Wang, and the remaining 10% by Mr. Guoqing Tan. Therefore, the Company records noncontrolling interest charge in the statement of operations to allocate 19% of the results of operations of Chongqing SOD to its noncontrolling shareholders.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)
March 31, 2013

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

SIGNIFICANT ESTIMATES

Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to determination of net realizable value of inventory, allowance for doubtful accounts, property and equipment, accrued liabilities, and the useful lives for depreciation.

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
March 31, 2013

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the three months period ended March 31, 2013 and 2012 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to March 31, 2013.

SHIPPING AND HANDLING

Costs relating to shipping and handling are part of general and administrative expenses in the consolidated statements of operations and comprehensive loss. Insignificant amount of shipping and handling costs incurred during the three months ended March 31, 2013 2012 and 2012.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)
March 31, 2013

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

There were no stock options and potentially dilutive securities outstanding at March 31, 2013.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with ASC Topic 718, (formerly SFAS 123(R), “Share-Based Payment.”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period. The Company had no such compensation expense for the three months ended March 31, 2013 and 2012.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform with the presentation adopted in the current period.

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
March 31, 2013

5.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is a party to or to which any of their property is subject that will have a material adverse effect on the Company’s financial condition.

6.	SUBSEQUENT EVENTS

Management has considered all events occurring through May 15, 2013, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statement.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” relating to the business of China Longyi Group International Holdings Limited and its subsidiary companies. The forward-looking statements include, among others, statements concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on assumptions and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Risks and uncertainties include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any of the factors mentioned in the “Risk Factors” section of the Company’s annual report on Form 10-K filed on April 15, 2013. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

First Quarter of 2013 Financial Performance Highlights

The following are some financial highlights for the three months ended March 31, 2013:

  Revenue: Revenue increased $5,952, to $9,600 for the three months ended March 31, 2013, from $3,648 for the same period in 2012.

  Expense from operations: Expense from operations increased $15,837, or 19.12%, to $98,662 for the three months ended March 31, 2013, from $82,825 for the same period in 2012.

  Net loss: Net loss increased $38,835, or 61.94%, to $101,531 for the three months ended March 31, 2013, from $62,696 for the same period in 2012.

  Fully diluted net income per share: Fully diluted net loss per share was $0 for the three months ended March 31, 2013, as compared to $0 for the same period in 2012.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the first quarter of 2013.

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

We incurred no income taxes in either the three months ended March 31, 2013 or the three months ended March 31, 2012.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months ended March 31, 2012

The following table summarizes the results of our operations for the three months ended March 31, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2012 to the same period of 2013.

	Three Months Ended
	March 31,		Increase	% Increase
Item	2013	2012	(Decrease)	(% Decrease)
Revenue	$9,600	$3,648	$5,952	163.16%
Cost of Revenue	6,728	2,708	4,020	148.45%
Gross Profit	2,872	940	1,932	205.53%
Operating Expenses	98,662	82,825	15,837	19.12%
Other Income (expense)	(14,617)	10,641	(25,258)	(237.36%	)
Provision for Taxes	-	-	-
Net loss attributable to China Longyi	$(101,531)	$(62,696)	$38,835	61.94%

Revenues. Our revenues are derived primarily from sales of our SOD products. Revenues increased $5,952, to $9,600 for the three months ended March 31, 2013, from $3,648 for the same period in 2012. The increase in revenues was attributable to more SOD products sold compared with 2012. During the first quarter 2013, we not only sold the rest of SOD products which were produced from our Beijing research center, but also sold some of the new SOD Oral Solution (liquid) to the customers.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues increased $4,020, to $6,728 for the three months ended March 31, 2013, from $2,708 during the same period in 2012. As a percentage of revenues, the cost of revenues decreased to 70.08% during the three months ended March 31, 2013 from 74.23% in the same period in 2012 as our unqualified SOD products decreased during the production progress as a result of our improved technology and production level in this year.

Gross Profit. Our gross profit increased by $1,932, to $2,872 for the three months ended March 31, 2013 from $940 during the same period in 2012. Gross profit as a percentage of revenues was 29.92% for the three months ended March 31, 2013, an increase of 4.15% from 25.77% during the same period in 2012.

Operating Expenses. Our total operating expenses for the three months ended March 31, 2013 increased $15,837, or 19.12%, to $98,662, from $82,825 for the same period in 2012. We conducted certain promotion activities during the first quarter of 2013 in order to introduce our new SOD capsule to regular customers while we did not have such promotion expenses in 2012.

Other Income. Other income (expense) was $(14,617) during the three months ended March 31, 2013, a decrease of $25,258 from $10,641 during a same period in 2012. Such decrease mainly came from a transaction exchange (loss) of $(14,623) during the three months ended March 31, 2013, a decrease of $24,332 from a transaction exchange gain of $9,709 during a same period in 2012.

Net Loss attributable to China Longyi. As a result of above facts, our net loss increased by $38,835, or 61.94%, to $(101,531) for the three months ended March 31, 2013, from $(62,696) for the same period in 2012.

Liquidity and Capital Resources

We had $9,245 in cash and cash equivalents as of March 31, 2013, and a one year cash investment of $0. As of such date, we also had total current assets of $624,469 and total assets of $1,078,464. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $1,091,832. Our stockholders’ equity as of March 31, 2013 was $(13,368). Since inception, we have accumulated a net loss of $29,960,540.

The following table summarizes the statements of cash flows from the financial statements for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

	Three Months Ended
	March 31,
	2013	2012
Net Cash (Used In) Operating Activities	$(17,328)	$(29,980)
Net Cash Provided By Investing Activities	-	39,630
Net Cash Provided By Financing Activities	-	-
Effect of foreign exchange rate fluctuation	14,657	(9,700)
Net increase (decrease) in Cash and Cash Equivalents	(2,671)	(50)
Cash and Cash Equivalents - Beginning of Period	11,916	9,415
Cash and Cash Equivalents – End of Period	9,245	9,365

Operating Activities

Net cash used in operating activities was $17,328 for the three-month period ended March 31, 2013, which is a decrease of $12,652 from $29,980 of net cash used in the operating activities for the same period of 2012. The decrease in the cash used in operating activities was mainly attributable to the fact that the cash provided by account receivable was increased compared with the same period of 2012 due to the increase in sales of our products.

Investing Activities

Net cash provided by investing activities for the three-month period ended March 31, 2013 was $0, which is a decrease of approximately $39,630 from net cash provided by investing activities of $39,630, for the same period of 2012. There was no redemption of short term investment during the three months ended March 31, 2013 while we received an amount of cash $39,630 from redemption of a short term investment during the same period of 2012.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2013 was $0 as compared to $0 provided by financing activities for the same period in 2012.

The Company did not have any bank loans as of March 31, 2013.

We expect to generate approximately $0.8 million to $1.5 million of revenues from the sale of our products during the next 12 months. If our cash on hand and cash flow from operations do not meet our expected capital expenditure and working capital requirements for the next 12 months, we expect that our directors will provide more cash as loans to the company . However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

	March 31,				December 31,
	2013		2012		2012
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.2689	7.7649	6.2943	7.7647	6.2855	7.7517

Items in the statements of income and comprehensive income, and the statements of cash flows	6.2790	7.7559	6.3083	7.7605	6.3124	7.7574

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

Significant Estimates

Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to determination of net realizable value of inventory, allowance for doubtful accounts, property and equipment, accrued liabilities and, the useful lives for depreciation.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended March 31, 2013 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: May 17, 2013
By: /s/ Jie Chen
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: May 17, 2013	By: /s/ Xinmin Pan
Xinmin Pan
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to Consolidated Financial Statements.