Form 10-Q
period 2013-06-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2013-08-16
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Large accelerated filer ___   Accelerated filer ___    Non-accelerated filer ___  Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No   X

     The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2013 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2013	2012
Current assets
Cash and cash equivalents	$17,844	$11,916
Inventories	433,583	428,023
Account receivalbes	19,453	163,869
Due from Related parties	60,210	60,151
Other receivables	13,221	12,355
Interest receivable	-	-
Short term investment	-	-
Deposits and prepayments	15,684	15,428
Total current assets	559,995	691,742

Investment	11,067	10,862
Property, plant and equipment (net)	441,363	451,391
	$1,012,425	$1,153,995

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,640	$4,930
Accrued liabilities	173,042	165,645
Due to directors	425,444	375,117
Due to related parties	275,006	246,557
Other payables	311,785	280,229
Total current liabilities	1,190,917	1,072,478

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(30,082,981)	(29,859,009)
Accumulated other comprehensive income	151,532	167,426
Total China Longyi stockholders' equity	(277,351)	(37,485)
Nontrolling interest	98,859	119,002
Total Equity	(178,492)	81,517
	$1,012,425	$1,153,995

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Six months ended		Three months ended		Period From June 4,1997
	June 30,		June 30,		(inception) to
	2013	2012	2013	2012	June 30, 2013
Revenues
Sales	$10,415	$5,673	$815	$2,025	$979,239
Cost of sales	7,003	4,067	275	1,359	$999,176
Gross margin	3,412	1,606	540	666	$(19,937)
Operating expenses
General and administrative expenses	266,414	228,842	167,752	146,017	$18,886,847
Goodwill impairment loss	-	-	-	-	$5,408,584
Write-off inventory and bus licenses	-	-	-	-	$3,322,712
Research and development costs	-	-	-		$8,880,206
	266,414	228,842	167,752	146,017	$36,498,349
Loss from operations	(263,002)	(227,236)	(167,212)	(145,351)	$(36,518,286)
Other income (expense)
Interest income	15	923	(9)	58	$325,675
Other income (expense)	-	67	-	-	$1,164,107
Transaction exchange gain	19,666	17,683	34,289	7,974	$1,096,725
Gain on asset disposal	-	-	-	-	$1,172
Gain on debt settlement	-	-	-	-	$156,018
Gain on disposal subsidiary	-	-	-	-	$4,093,455
Interest expense	-	-	-		$(712,302)
	19,681	18,673	34,280	8,032	$6,124,850
Loss before income tax expense and noncontrolling interest	(243,321)	(208,563)	(132,932)	(137,319)	$ (30,393,436)
Income tax expense	-	-	-	-	$-
Net loss	(243,321)	(208,563)	(132,932)	(137,319)	$(30,393,436)
Less: Net loss attributable to noncontrolling interest	19,349	38,079	29,531	29,531	$ 310,455
Net loss attributable to China Longyi	$(223,972)	$(170,484)	$(103,401)	$(107,788)	$(30,082,981)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862	77,655,862	77,655,862
Comprehensive loss
Net loss	$(243,321)	$(208,563)	$(132,932)	$(137,319)	$(30,393,436)
Foreign currency translation adjustment	(16,688)	(20,181)	(7,392)	(10,885)
Comprehensive loss	(260,009)	(228,744)	(140,324)	(148,204)
Comprehensive loss attributable to noncontrolling interest	(20,143)	(38,044)	(29,531)	(29,531)
Comprehensive loss attributable to China Longyi	$ (239,866)	$ (190,700)	$ (110,793)	$ (118,673)

See notes to condensed consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,		Period from Jun 4, 1997
	2013	2012	(inception) to 06.30, 2013
Cash flows from operating activities:
Net loss	$(243,321)	$(208,563)	$(30,393,436)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	18,972	18,319	1,250,026
Loss on sales of property and equipment		-	9,873
Impairment loss for fixed assets	-	-	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-	-	(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Accounts receivalbes	145,783	-	(17,388)
Other receivables	(653)	(139,017)	5,320,357
Due from related parties		-	(24,771)
Interest receivable	-	186,984	17,667
Deposits and prepayment	35	-	694,222
Inventory	2,515	1,380	(859,517)
Other payables	32,652	45,020	(258,921)
Due to related parties	24,277	-	(11,660)
Accounts payable and accrued liabilities	609	53,784	(3,320,188)
Net cash used in operations	(19,131)	(42,093)	(12,384,416)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	-	83,788	665,092
Purchase of investment	-	-	-
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	(617)	-	(552,633)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	-	701,100
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	(617)	83,788	(2,210,854)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collecttion from shareholders	-	-	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Proceeds (repayments) loans from directors	44,856	-	298,326
Net cash provided by financing activities	44,856	-	14,483,326
Effect of foreign exchange rate fluctuation	(19,180)	(17,778)	129,788
Increase(decrease) in cash and cash equivalents	5,928	23,917	17,844
Cash and cash equivalents, beginning of period	11,916	9,415	-
Cash and cash equivalents, end of period	$17,844	$33,332	$17,844

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

See notes to condensed consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to condensed consolidated financial statements (Unaudited)
June 30, 2013

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
Notes to condensed consolidated financial statements (Unaudited)
June 30, 2013

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
Notes to condensed consolidated financial statements (Unaudited)
June 30, 2013

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
Notes to condensed consolidated financial statements (Unaudited)
June 30, 2013

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
Notes to condensed consolidated financial statements (Unaudited)
June 30, 2013

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

As of June 30, 2013 the Company has accumulated deficit from recurring net loss of $30,082,981 and cash and cash equivalent of $17,844. The application of the going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is, primarily as a result of the conditions described above, substantial doubt as to the appropriateness of the use of the going concern assumption. The accompanying financial statements have been prepared on a going concern basis notwithstanding these conditions.

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
Notes to condensed consolidated financial statements (Unaudited)
June 30, 2013

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
Notes to condensed consolidated financial statements (Unaudited)
June 30, 2013

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
June 30, 2013

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the six months period ended June 30, 2013 and 2012 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to June 30, 2013.

SHIPPING AND HANDLING

Costs relating to shipping and handling are part of general and administrative expenses in the consolidated statements of operations and comprehensive loss. Insignificant amount of shipping and handling costs incurred during the six months ended June 30, 2013 and 2012.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)
June 30, 2013

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

There were no stock options and potentially dilutive securities outstanding at June 30, 2013.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with ASC Topic 718, (formerly SFAS 123(R), “Share-Based Payment.”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period. The Company had no such compensation expense for the six months ended June 30, 2013 and 2012.

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

RECENTLY ADOPTED ACCOUNTING STANDDARDS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued additional guidance on comprehensive income which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”) by component. This guidance enhances the transparency of changes in other comprehensive income (“OCI”) and items transferred out of AOCI in the financial statements and it does not amend any existing requirements for reporting net income or OCI in the financial statements. Since the guidance relates only to presentation and disclosure of information, the adoption did not have a material effect on the Company’s condensed consolidated financial condition or results of operations.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)
June 30, 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2013, the FASB issued guidance that clarifies the scope of transactions subject to disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s disclosures in the condensed consolidated financial statements.

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

Management has considered all events occurring through August 15, 2013, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statement.

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

Second Quarter of 2013 Financial Performance Highlights

The following are some financial highlights for the three months ended June 30, 2013:

  Revenue: Revenue decreased $1,210, to $815 for the three months ended June 30, 2013, from $2,025 for the same period in 2012.

  Expense from operations: Expense from operations increased $21,735, or 14.89%, to $167,752 for the three months ended June 30, 2013, from $146,017 for the same period in 2012.

  Net loss: Net loss decreased by $4,387, or 3.19%, to $(132,932) for the three months ended June 30, 2013, from $(137,319) for the same period in 2012.

  Fully diluted net income per share: Fully diluted net loss per share was $0 for the three months ended June 30, 2013, as compared to $0 for the same period in 2012.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the second quarter of 2013.

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

We incurred no income taxes in either the three months ended June 30, 2013 or the three months ended June 30, 2012.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months ended June 30, 2012

The following table summarizes the results of our operations for the three months ended June 30, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2012 to the same period of 2013.

	Three Months Ended
	June 30,		Increase	% Increase
Item	2013	2012	(Decrease)	(% Decrease)
Revenue	$815	$2,025	$(1,210)	(59.75%	)
Cost of Revenue	275	1,359	(1,084)	(79.76%	)
Gross Profit	540	666	(126)	(18.92%	)
Operating Expenses	167,752	146,017	21,735	14.89%
Other Income	34,280	8,032	26,248	326.79%
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(103,401)	$(107,788)	$(4,387)	(4.07%	)

Revenues. Our revenues are derived primarily from sales of our SOD products. Revenues decreased by $1,210, to $815 for the three months ended June 30, 2013, from $2,025 for the same period in 2012. The decrease in revenues was attributable to fewer products sold compared with same period of 2012. We suspended selling our products for a period of time during the second quarter 2013 in order to change our products packing.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues decreased by $1,084, to $275 for the three months ended June 30, 2013, from $1,359 during the same period in 2012. As a percentage of revenues, the cost of revenues decreased to 33.74% during the three months ended June 30, 2013 from 67.1% in the same period in 2012 as our unqualified products decreased during the production progress as a result of our improved technology and production level in this year.

Gross Profit. Our gross profit decreased by $126, to $540 for the three months ended June 30, 2013 from $666 during the same period in 2012. Gross profit as a percentage of revenues was 66.26% for the three months ended June 30, 2013, an increase of 33.37% from 32.89% during the same period in 2012 because the decrease in revenues outpaced our gross profit decrease.

Operating Expenses. Our total operating expenses for the three months ended June 30, 2013 increased by $21,735, or 14.89%, to $167,752, from $146,017 for the same period in 2012. This increase was mainly because we paid more professional and financial consultation fees in the second quarter of 2013 compared with the same period in 2012.

Other Income. Other income was $34,280 during the three months ended June 30, 2013, representing an increase of $26,248 from $8,032 during the same period in 2012. Such increase mainly came from the transaction exchange gain item.

Net Loss attributable to China Longyi. As a result of above facts, our net loss decreased by $4,387, or 4.07%, to $(103,401) for the three months ended June 30, 2012, from $(107,788) for the same period in 2012.

Six Months Ended June 30, 2013 Compared to Six Months ended June 30, 2012

The following table summarizes the results of our operations for the six months ended June 30, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2012 to the same period of 2013.

	Six Months Ended
	June 30,		Increase	% Increase
Item	2013	2012	(Decrease)	(% Decrease)
Revenue	$10,415	$5,673	$4,742	83.59%
Cost of Revenue	7,003	4,067	2,936	72.19%
Gross Profit	3,412	1,606	1,806	112.45%
Operating Expenses	266,414	228,842	37,572	16.42%
Other Income	19,681	18,673	1,008	5.4%
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(223,972)	$(170,484)	$53,488	31.37%

Revenues. Our revenues increased by $4,742, or 83.59%, to $10,415 for the six months ended June 30, 2013, from $5,673 for the same period in 2012. The increase in revenues was attributable to more products sold compared with same period in 2012.

Cost of Revenues. Our cost of revenues increased by $2,936, or 72.19%, to $7,003 for the six months ended June 30, 2013, from $4,067 during the same period in 2012. This increase was mainly due to more products sold compared with same period in 2012. As a percentage of revenues, the cost of revenues decreased to 67.24% during the six months ended June 30, 2013 from 72.6% in the same period in 2012 as our unqualified products decreased during the production progress as a result of our improved technology and production level in this year.

Gross Profit. Our gross profit increased by $1,806, or 112.45%, to $3,412 for the six months ended June 30, 2013 from $1,606 during the same period in 2012. Gross profit as a percentage of revenues was 32.76% for the six months ended June 30, 2013, an increase of 4.45% from 28.31% during the same period in 2012 due to our unqualified products decreased during the production progress as a result of our improved technology and production level in this year.

Operating Expenses. Our total operating expenses for the six months ended June 30, 2013 increased by $37,572, or 16.42%, to $266,414, from $228,842 for the same period in 2012. This increase was mainly because we paid more consultation fees in the second quarter of 2013 compared with the same period in 2012. Furthermore, we conducted certain promotion activities during the first quarter of 2013 in order to introduce our new SOD capsule to regular customers while we did not have such promotion expenses in 2012.

Other Income. Other income was $19,681 during the six months ended June 30, 2013, representing an increase of $1,008 from $18,673 during a same period in 2012. Such increase mainly came from the transaction exchange gain item.

Net Loss attributable to China Longyi. As a result of above facts, our net loss increased by $53,488, or 31.37%, to $(223,972) for the six months ended June 30, 2012, from $(170,484) for the same period in 2012.

Liquidity and Capital Resources

We had $17,844 in cash and cash equivalents as of June 30, 2013. As of such date, we also had total current assets of $559,995 and total assets of $1,012,425. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $1,190,917. Our stockholders’ equity as of June 30, 2013 was $(178,492). Since inception, we have accumulated a net loss of $30,082,981.

The following table summarizes the statements of cash flows from the financial statements for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:

	Six Months Ended
	June 30,
	2013	2012
Net Cash (Used In) Operating Activities	$(19,131)	$(42,093)
Net Cash Provided By (Used In) Investing Activities	(617)	83,788
Net Cash Provided By Financing Activities	44,856	-
Effect of foreign exchange rate fluctuation	(19,180)	(17,778)
Net increase (decrease) in Cash and Cash Equivalents	5,928	23,917
Cash and Cash Equivalents - Beginning of Period	11,916	9,415
Cash and Cash Equivalents – End of Period	17,844	33,332

Operating Activities

Net cash used in operating activities was $19,131 for the six-month period ended June 30, 2013, which is a decrease of $22,962 from $42,093 of net cash used in the operating activities for the same period of 2012. The decrease in the cash used in operating activities was mainly attributable to the fact that the cash provided by account receivable was increased compared with the same period of 2012 due to the increase in sales of our products.

Investing Activities

Net cash used in investing activities for the six-month period ended June 30, 2013 was $617 because we purchased $617 worth of office equipment, which is a decrease of approximately $84,405 from net cash provided by investing activities of $83,788, for the same period of 2012. There was no redemption of short term investment during the six months ended June 30, 2013 while we received an amount of cash $83,788 from redemption of a short term investment during the same period of 2012.

Financing Activities

Net cash provided by financing activities was $44,856 for the six-month period ended June 30, 2013, which is an increase of $44,856 from $0 of net cash provided by the financing activities for the same period of 2012. We received a loan of $44,856 from our director during the second quarter of 2013. The loas is non-interest bearing, unsecured and without a fixed repayment date.

The Company did not have any bank loans as of June 30, 2013.

We expect to generate approximately $0.8 million to $1.5 million of revenues from the sale of our products during the next 12 months. If our cash on hand and cash flow from operations do not meet our expected capital expenditure and working capital requirements for the next 12 months, we expect that our directors will provide more cash as loans to the company. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

	June 30,				December 31,
	2013		2012		2012
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.1687	7.7443	6.3249	7.7647	6.2855	7.7517

Items in the statements of income and comprehensive income, and the statements of cash flows	6.2422	7.7587	6.3076	7.7605	6.3124	7.7574

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended June 30, 2013 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: August 16, 2013
By: /s/ Jie Chen
-------------------------------------
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: August 16, 2013	By: /s/ Xinmin Pan
-------------------------------------
Xinmin Pan
Chief Financial Officer

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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) the Notes to Consolidated Financial Statements.