Form 10-Q
period 2013-09-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2013-11-19
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2013 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2013	2012
Current assets
Cash and cash equivalents	$12,036	$11,916
Inventories	433,616	428,023
Account receivables	-	163,869
Due from Related parties	64,567	60,151
Other receivables	12,691	12,355
Interest receivable	-	-
Short term investment	-	-
Deposits and prepayments	15,737	15,428
Total current assets	538,647	691,742

Investment	11,105	10,862
Property, plant and equipment (net)	434,110	451,391
	$983,862	$1,153,995

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,659	$4,930
Accrued liabilities	172,746	165,645
Due to directors	426,471	375,117
Due to related parties	288,082	246,557
Other payables	368,904	280,229
Total current liabilities	1,261,862	1,072,478

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(30,171,149)	(29,859,009)
Accumulated other comprehensive income	149,952	167,426
Total China Longyi stockholders' equity	(367,099)	(37,485)
Nontrolling interest	89,099	119,002
Total Equity	(278,000)	81,517
	$983,862	$1,153,995

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Nine months ended		Three months ended		Period from June 4, 1997
	September 30,		September 30,		(inception) to
	2013	2012	2013	2012	September 30, 2013
Revenues
Sales	$11,095	$13,160	$680	$7,487	$979,919
Cost of sales	7,409	10,339	406	6,272	$999,582
Gross margin	3,686	2,821	274	1,215	$(19,663)
Operating expenses
General and administrative expenses	366,165	350,942	99,751	122,100	$18,986,598
Goodwill impairment loss	-	-	-	-	$5,408,584
Write-off inventory and bus licenses	-	-	-	-	$3,322,712
Research and development costs	-	-	-		$8,880,206
	366,165	350,942	99,751	122,100	$36,598,100
Loss from operations	(362,479)	(348,121)	(99,477)	(120,885)	$(36,617,763)
Other income (expense)
Interest income	23	941	(8)	18	$325,683
Other income (expense)	-	66	-	(1)	$1,164,107
Transaction exchange gain	21,404	18,599	1,738	916	$1,098,463
Gain on asset disposal	-	-	-	-	$1,172
Gain on debt settlement	-	-	-	-	$156,018
Gain on disposal subsidiary	-	-	-	-	$4,093,455
Interest expense	-	-	-		$(712,302)
	21,427	19,606	1,730	933	$6,126,596
Loss before income tax expense and noncontrolling interest	(341,052)	(328,515)	(97,747)	(119,952)	$(30,491,167)
Income tax expense	-	-	-	-	$-
Net loss	(341,052)	(328,515)	(97,747)	(119,952)	$(30,491,167)
Less: Net loss attributable to noncontrolling interest	28,912	49,694	(9,563)	11,615	$320,018
Net loss attributable to China Longyi	$(312,140)	$(278,821)	$(107,310)	$(108,337)	$(30,171,149)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862	77,655,862	77,655,862
Comprehensive loss
Net loss	$(341,052)	$(328,515)	$(97,747)	$(119,952)
Foreign currency translation adjustment	(18,465)	(22,216)	(1,791)	(2,035)
Comprehensive loss	(359,517)	(350,731)	(99,538)	(121,987)
Comprehensive loss attributable to noncontrolling interest	(29,903)	(49,629)	(9,760)	(11,585)
Comprehensive loss attributable to China Longyi	$(329,614)	$(301,102)	$(89,778)	$(110,402)

See notes to condensed consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,		Period from June 4, 1997
	2013	2012	(inception) to September 30, 2013
Cash flows from operating activities:
Net loss	$(341,052)	$(328,515)	$(30,491,167)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation and amortization	28,583	20,037	1,259,637
Loss on sales of property and equipment		-	9,873
Impairment loss for fixed assets	-	-	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-	-	(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Accounts receivables	165,669	-	2,498
Other receivables	(92)	(155,454)	5,320,918
Due from related parties	(4,350)	-	(29,121)
Interest receivable	-	186,718	17,667
Deposits and prepayment	35	(33,626)	694,222
Inventory	3,936	(291)	(858,096)
Other payables	87,850	251,060	(203,723)
Due to related parties	36,597	-	660
Accounts payable and accrued liabilities	611	17,017	(3,320,186)
Net cash used in operations	(22,213)	(43,054)	(12,387,498)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	(6,937)	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	-	83,669	665,092
Purchase of investment	-	-	-
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	(1,512)	-	(553,528)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	-	701,100
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	(1,512)	76,732	(2,211,749)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collection from shareholders	-	-	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Proceeds (repayments) loans from directors	45,036	-	298,506
Net cash provided by financing activities	45,036	-	14,483,506
Effect of foreign exchange rate fluctuation	(21,191)	(18,645)	127,777
Increase (decrease) in cash and cash equivalents	120	15,033	12,036
Cash and cash equivalents, beginning of period	11,916	9,415	-
Cash and cash equivalents, end of period	$12,036	$24,448	$12,036

See notes to condensed consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to condensed consolidated financial statements (Unaudited)
September 30, 2013

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
September 30, 2013

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
September 30, 2013

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
September 30, 2013

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
September 30, 2013

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

The Company had incurred losses since inception and had working capital deficiency of $723,215 as at September 30, 2013 (December 31, 2012: deficiency of $380,736)There exits substantial doubt about the Company’s ability to continue as a going concern, which contemplated the realization of assets and the payment of liabilities in the ordinary course of business. To alleviate the situation, management obtained $28,113,294 in funding through the issuance of additional stock to one of the Company’s shareholders on July 27, 2007. On November 12, 2007, the Company completed an acquisition transaction with Top Time whereby it paid Daykeen, Top Time’s sole shareholder, a total consideration of $54.9 million, in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. The equity portion of the purchase price amounts to a total of 62,250,000 post reverse split shares of the Company’s common stock.

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

As of September 30, 2013 the Company has accumulated deficit from recurring net loss of $30,171,149 and cash and cash equivalent of $12,036. The application of the going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is, primarily as a result of the conditions described above, substantial doubt as to the appropriateness of the use of the going concern assumption. The accompanying financial statements have been prepared on a going concern basis notwithstanding these conditions.

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
September 30, 2013

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
September 30, 2013

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
September 30, 2013

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the nine months period ended September 30, 2013 and 2012 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to September 30, 2013.

SHIPPING AND HANDLING

Costs relating to shipping and handling are part of general and administrative expenses in the consolidated statements of operations and comprehensive loss. Insignificant amount of shipping and handling costs incurred during the nine months ended September 30, 2013 and 2012.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to condensed consolidated financial statements (Unaudited)
September 30, 2013

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

There were no stock options and potentially dilutive securities outstanding at September 30, 2013.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with ASC Topic 718, (formerly SFAS 123(R), “Share-Based Payment.”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period. The Company had no such compensation expense for the nine months ended September 30, 2013 and 2012.

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

RECENTLY ADOPTED ACCOUNTING STANDDARDS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued additional guidance on comprehensive income which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”) by component. This guidance enhances the transparency of changes in other comprehensive income (“OCI”) and items transferred out of A44,856OCI in the financial statements and it does not amend any existing requirements for reporting net income or OCI in the financial statements. Since the guidance relates only to presentation and disclosure of information, the adoption did not have a material effect on the Company’s condensed consolidated financial condition or results of operations.

In February 2013, the FASB issued guidance that clarifies the scope of transactions subject to disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose information about

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to condensed consolidated financial statements (Unaudited)
September 30, 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Management has considered all events occurring through November 15, 2013, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statement.

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

Third Quarter of 2013 Financial Performance Highlights

The following are some financial highlights for the three months ended September 30, 2013:

  Revenue: Revenue decreased $6,807, to $680 for the three months ended September 30, 2013, from $7,487 for the same period in 2012.

  Expense from operations: Expense from operations decreased $22,349, or 18.3%, to $99,751 for the three months ended September 30, 2013, from $122,100 for the same period in 2012.

  Net loss: Net loss decreased $22,205, or 18.51%, to $(97,747) for the three months ended September 30, 2013, from $(119,952) for the same period in 2012.

  Fully diluted net loss per share: Fully diluted net loss per share was $0 for the three months ended September 30, 2013, as compared to $0 for the same period in 2012.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the third quarter of 2013.

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

We incurred no income taxes in either the three months ended September 30, 2013 or the three months ended September 30, 2012.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months ended September 30, 2012

The following table summarizes the results of our operations for the three months ended September 30, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2012 to the same period of 2013.

	Three Months Ended
	September 30,		Increase	% Increase
Item	2013	2012	(Decrease)	(% Decrease)
Revenue	$680	$7,487	$(6,807)	(90.92%	)
Cost of Revenue	406	6,272	(5,866)	(93.53%	)
Gross Profit	274	1,215	(941)	(77.45%	)
Operating Expenses	99,751	122,100	(22,349)	(18.3%	)
Other Income	1,730	933	797	85.42%
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(107,310)	$(108,337)	$1,027	0.95%

Revenues. Our revenues are derived primarily from sales of our SOD products. Revenues decreased by $6,807, to $680 for the three months ended September 30, 2013, from $7,487 for the same period in 2012. The decrease in revenues was attributable to fewer products sold compared with the same period of 2012 because we stopped selling our products for a period during the third quarter of 2013 because we changed products packing.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues decreased $5,866, to $406 for the three months ended September 30, 2013, from $6,272 during the same period in 2012. As a percentage of revenues, the cost of revenues decreased to 59.71% during the three months ended September 30, 2013 from 83.77% in the same period in 2012 as our unqualified SOD products decreased during the production progress as a result of our improved technology and production level in this year.

Gross Profit. Our gross profit decreased by $941, to $274 for the three months ended September 30, 2013 from $1,215 during the same period in 2012. Gross profit as a percentage of revenues was 40.29% for the three months ended September 30, 2013, an increase of 24.06% from 16.23% during the same period in 2012.

Operating Expenses. Our total operating expenses for the three months ended September 30, 2013 decreased by $22,349, or 18.3%, to $99,751, from $122,100 for the same period in 2012. This decrease was mainly because we paid less professional and financial consultation fees in the third quarter of 2013 compared with the same period in 2012.

Other Income. Other income was $1,730 during the three months ended September 30, 2013, an increase of $797 from $933 during the same period in 2012. Such increase mainly came from the transaction exchange gain item.

Net Loss attributable to China Longyi. As a result of above facts, our net loss decreased by $1,027, or 0.95%, to $(107,310) for the three months ended September 30, 2013 from $(108,337) for the same period in 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months ended September 30, 2012

The following table summarizes the results of our operations for the nine months ended September 30, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2012 to the same period of 2013.

	Nine Months Ended
	September 30,		Increase	% Increase
Item	2013	2012	(Decrease)	(% Decrease)
Revenue	$11,095	$13,160	$(2,065)	(15.69%	)
Cost of Revenue	7,409	10,339	(2,930)	(28.34%	)
Gross Profit	3,686	2,821	865	30.66%
Operating Expenses	366,165	350,942	15,223	4.34%
Other Income	21,427	19,606	1,821	9.29%
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(312,140)	$(278,821)	$(33,319)	(11.95%	)

Revenues. Our revenues decreased by $2,065, or 15.69%, to $11,095 for the nine months ended September 30, 2013, from $13,160 for the same period in 2012. The decrease in revenues was attributable to fewer products sold compared with the same period of 2012 because we stopped selling our products for a period during the second quarter of 2013 as we changed products packing.

Cost of Revenues. Our cost of revenues decreased by $2,930, or 28.34%, to $7,409 for the nine months ended September 30, 2013, from $10,339 during the same period in 2012. This decrease was mainly due to fewer products sold compared with the same period of 2012. As a percentage of revenues, the cost of revenues decreased to 66.78% during the nine months ended September 30, 2013 from 78.56% in the same period in 2012 as our unqualified SOD products decreased during the production progress as a result of our improved technology and production level in this year.

Gross Profit. Our gross profit increased by $865, or 30.66%, to $3,686 for the nine months ended September 30, 2013 from $2,821 during the same period in 2012. Gross profit as a percentage of revenues was 33.22% for the nine months ended September 30, 2013, an increase of 11.79% from 21.44% during the same period in 2012 due to our unqualified SOD products decreased during the production progress as a result of our improved technology and production level in this year.

Operating Expenses. Our total operating expenses for the nine months ended September 30, 2013 increased by $15,223, or 4.34%, to $366,165, from $350,942 for the same period in 2012. This increase was mainly because we paid more consultation fees in 2013 compared with the same period in 2012. Furthermore, we conducted certain promotion activities during the first quarter of 2013 in order to introduce our new SOD capsule to regular customers while we did not have such promotion expenses in 2012.

Other Income. Other income was $21,427 during the nine months ended September 30, 2013, representing an increase of $1,821 from $19,606 during the same period in 2012. Such increase mainly came from the transaction exchange gain item.

Net Loss attributable to China Longyi. As a result of above facts, our net loss increased by $33,319, or 11.95%, to $(312,140) for the nine months ended September 30, 2013, from $(278,821) for the same period in 2012.

Liquidity and Capital Resources

We had $12,036 in cash and cash equivalents as of September 30, 2013. As of such date, we also had total current assets of $538,647 and total assets of $983,862. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $1,261,862. Equity as of September 30, 2013 was $(278,000). Since inception, we have accumulated a net loss of $30,171,149.

The following table summarizes the statements of cash flows from the financial statements for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

	Nine Months Ended
	September 30,
	2013	2012
Net Cash Provided By (Used In)Operating Activities	$(22,213)	$(43,054)
Net Cash Provided By (Used In) Investing Activities	(1,512)	76,732
Net Cash Provided By (Used In) Financing Activities	45,036	-
Effect of foreign exchange rate fluctuation	(21,191)	(18,645)
Net increase (decrease) in Cash and Cash Equivalents	120	15,033
Cash and Cash Equivalents - Beginning of Period	11,916	9,415
Cash and Cash Equivalents – End of Period	12,036	24,448

Operating Activities

Net cash used in operating activities was $22,213 for the nine-month period ended September 30, 2013, which is a decrease of $20,841 from $43,054 of net cash used in the operating activities for the same period of 2012. The decrease of the cash used in operating activities was mainly attributed to the fact that the cash provided by account receivable was increased compared with the same period of 2012 due to increase in receiving the account receivables.

Investing Activities

Net cash used in investing activities for the nine-month period ended September 30, 2013 was $1,512 mainly because of the purchase of office equipment. Net cash provided by investing activities was $76,732,for the same period of 2012 mainly due to the redemption of short term investments. There was no redemption of short term investment during nine months ended September 30, 2013. .

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2013 was $45,036 as compared to nil provided by financing activities for the same period in 2012. We received $45,036 as the loan from one of our directors in 2013.

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

	September 30,				December 31,
	2013		2012		2012
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.1480	7.7541	6.3410	7.7537	6.2855	7.7517

Items in the statements of income and comprehensive income, and the statements of cash flows	6.2172	7.7577	6.3165	7.7593	6.3124	7.7574

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended September 30, 2013 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: November 19, 2013
By: /s/ Jie Chen
-------------------------------------
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: November 19, 2013	By: /s/ Xinmin Pan
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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) the Notes to Consolidated Financial Statements.