Form 10-K
period 2013-12-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2014-03-31
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Yes [   ]               No [X]

As of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was nil. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 77,655,862 shares of the registrant’s common stock outstanding as of March 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

FORM 10-K
For the Fiscal Year Ended December 31, 2013

F-3

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

Research and Development

We currently operate our research and development department through Beijing SOD. As of December 31, 2013, we have 12 research and development staff (five of whom hold Master/PhD degrees). Our research and development department is responsible for developing advanced technologies, developing new SOD products and training. We also plan to establish a “life technology” research academy for where our staff may research and develop SOD’s application as an antioxidant and energy booster.

We did not incur expenditures for research and development for the years ended December 31, 2013 and 2012.

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

Employees

As of December 31, 2013, we had a total of 66 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our Company.

Department	Number of Employees
Sales	15
Administration	5
Finance	4
SOD Production Center	30
Research and Development	12
Total	66

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

Our audited consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included with this report, we had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years as of December 31, 2013. These conditions raise substantial doubt about our ability to continue as a going concern.

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

	Closing Prices (1)
	High	Low

Year Ended December 31, 2013

1st Quarter	$0.00	$0.00
2nd Quarter	$0.00	$0.00
3rd Quarter	$0.00	$0.00
4th Quarter	$0.25	$0.00

Year Ended December 31, 2012

1st Quarter	$0.03	$0.015
2nd Quarter	$0.03	$0.015
3rd Quarter	$0.015	$0.015
4th Quarter	$0.015	$0.0019

________________________
(1)The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

On March 28, 2014, there were approximately 311 stockholders of record of our common stock.

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

Fiscal Year Ended December 31, 2013 Compared to December 31, 2012

The following table summarizes the results of our operations during the fiscal years ended December 31, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) from the 2012 fiscal year to the 2013 fiscal year.

Line Item	December 31, 2013	December 31, 2012	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$58,380	$256,304	$(197,924)	(77.22%	)
Cost of Sales	$48,086	$123,388	$(75,302)	(61.03%	)
Operating Expenses	$583,410	$680,933	$(97,523)	(14.32%	)
Income Taxes	$-	$-	$-	-
Net (Loss)	$(476, 161)	$(421,506)	$(54,655)	12.97%

Revenue

Our revenues are derived primarily from sales of our SOD products. Our revenues in fiscal year 2013 amounted to $58,380, which is $197,924 or approximately 77.22% less than that of fiscal year 2012, when we had revenues of $256,304. The decrease in revenues was attributable to fewer products being sold as compared with 2012, which was due to the suspension of our SOD products producing as we are relocating to another region as requested by the government.

Cost of Sales

Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of sales in fiscal years 2013 and 2012 was $48,086 and $123,388, respectively, which accounts for approximately 82.37% and 48.14%, respectively, as a percentage of total revenues. The dollar amount of the cost of sales decreased as a result of fewer products being sold as compared with 2012. Cost of sales as a percentage of annual revenues increased by about 34.23% in 2013 as compared with 2012, which is mainly attributable to some of SOD products that were sold at lower prices. We had to sell SOD products quickly which were kept in the factory of Chong Qing before we relocate the factory to another region.

Gross Profit

Our gross profit decreased by $122,622, or 92.26%, to $10,294 in fiscal year 2013 from $132,916 in 2012. Gross profit as a percentage of revenues was 17.63% in fiscal year 2013, a decrease of 34.23% from 51.86% in 2012.

Operating Expenses

Our operating expenses for the fiscal year ended December 31, 2013 were $583,410, as compared to $680,933 for 2012. This decrease of $97,523 or 14.32% is primarily due to the fact that we paid less professional and financial consultation fees in the year of 2013 as compared with 2012.

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

We incurred no income taxes in either 2013 or 2012.

Net Income.

As a result of the factors described above, our net loss increased $54,655, or 12.97%, to $(476,161) for the year ended December 31, 2013, from $(421,506) for 2012.

Liquidity and Capital Resources

General

As of December 31, 2013, we had cash and cash equivalents of approximately $20,715. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	For the Fiscal Year Ended December 31,
	2013	2012
Net cash provided by (used in) operating activities	$(63,850)	$(298,229)
Net cash provided by investing activities	$30,777	$73,703
Net cash provided by (used in) financing activities	$55,176	$253,470
Net cash flow	$8,799	$2,501

Operating Activities

Net cash used in operating activities was $63,850 for the fiscal year ended December 31, 2013, which is a decrease of $234,379 from $298,229 net cash used in operating activities for 2012. The decrease of the cash used in operating activities was mainly attributed to the fact that the cash provided by account receivable was increased as compared with 2012.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash provided by investing activities for the fiscal year ended December 31, 2013 was $30,777, which is a decrease of $42,926 from net cash provided by investing activities of $73,703 for 2012. The decrease of the cash provided by investing activities was mainly due to the decrease in cash provided by purchases of property and equipment as compared with 2012.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2013 was $55,176, while in 2012 we had $253,470 net cash provided by financing activities. Such change was attributable to the fact that we received $55,176 as a loan from one of our directors in 2013, while we received $253,470 as a loan from one of our directors in 2012.

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

	December 31,
	2013		2012
	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.0969	7.7546	6.2855	7.7517

Items in the statements of income and comprehensive income, and the statements of cash flows	6.1929	7.7532	6.3124	7.7574

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2013 and 2012 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2013.

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors:

Name	Age	Position
Changde Li	57	Chairman of the Board
Jie Chen	58	Chief Executive Officer and Director
Xinmin Pan	68	Chief Financial Officer
Hui Chen	44	Director
Hongliang Li	52	Director
Wei Wang	43	Director

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive officers filed the required reports on time in 2013 fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table – 2013 and 2012

The following table sets forth information concerning all compensation awarded to, earned by or paid to Our Chief Executive Officer for services rendered in all capacities during 2013 and 2012. No other executive officers received total annual salary and bonus compensation in excess of $100,000 in either fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Jie Chen, CEO and Director	2013	5,813	-	5,813
	2012	5,703	-	5,703

Outstanding Equity Awards at Fiscal Year End

There was no unexercised option, stock that has not vested or equity incentive plan award for any named executive officer as of December 31, 2013.

Additional Narrative Disclosure

We have an employment agreement with Mr. Xinmin Pan who became our Chief Financial Officer in December 2006 after serving as our accountant from October 2006 to December 2006. We are obligated to pay him an annual salary of RMB 72,000, or $13,500. However, in 2007, we changed the employment agreement with Mr. Pan to pay him an annual salary of RMB 36,000 or $4,732 due to our limited revenue in the fiscal year 2007. We paid to Mr. Pan RMB 36,000 or $5,703 as his annual salary of the fiscal year 2012 and RMB 36,000 or $5,813 as his annual salary of the fiscal year 2013.

We have a verbal understanding with our Chief Executive Officer and Director, Jie Chen, regarding her annual salary of $5,703 and $5,813 for the fiscal years 2012 and 2013, respectively.

Although we have a verbal understanding with our Chairman, Chang-de Li regarding the payment to him of an annual salary in amount of $107,692, Mr. Li did not receive any compensation in 2012 and 2013.

Compensation of Directors

There have been no fees earned or paid in cash for services to our directors. No stock or stock options or other equity incentives were awarded to our directors for their services as directors during the fiscal year ended December 31, 2013. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. However, we do reimburse each director for reasonable travel expenses related to such director's attendance at board of directors and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2014 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

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

(2)

A total of 77,655,862 shares of our common stock are considered to be issued and outstanding pursuant to SEC Rule 13d-3(d) (1) as of March 28, 2014. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2013 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”):

As of December 31, 2013, we had borrowed an aggregate of approximately $262,428 from our directors to be used as working capital. The loans do not have maturity dates and are non-interest bearing and unsecured.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

The following table represents fees billed for 2013 and 2012 for professional audit services rendered by our independent registered public accounting firms:

	2013	2012

Audit fees(1)	$50,000	$50,000
Audit-related fees(2)	17,000	17,000
Tax fees	0	0
All other fees	0	0
Total	67,000	67,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by Tao Su, CPA for our consolidated financial statements as of and for the year ended December 31, 2013.

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

3.4

Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of the State of New York on October 16, 2007 [Incorporated by reference to Exhibit 3.4 of the Form 8-K filed on December 5, 2007 in Commission file number 0-30183]

10.1

Employment Agreement, dated June 1, 2007, by and between Beijing SOD and Wei Wang. [Incorporated by reference to Exhibit 10.5of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

14	Code of Ethics [incorporated by reference to Exhibit 14 of the Annual Report on Form 10- KSB of the Company for the fiscal year ended December 31, 2003]

Exhibit Number	Description

21	A description of the subsidiaries of the registrant. [Incorporated by reference to Exhibit 21of the Form 10-K filed on April 15, 2011 in Commission file number 0-30183]

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

By: /s/ Jie Chen
Jie Chen
Chief Executive Officer

Date: March 31, 2014

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

SIGNATURE	CAPACITY	DATE

/s/Chang-de Li	Chairman	March 31, 2014
Chang-de Li

/s/Jie Chen	Chief Executive Officer and Director	March 31, 2014
Jie Chen

/s/Xinmin Pan	Chief Financial Officer	March 31, 2014
Xinmin Pan

/s/Hui Chen	Director	March 31, 2014
Hui Chen

/s/Hongliang Li	Director	March 31, 2014
Hongliang Li

/s/Wei Wang	Director	March 31, 2014
Wei Wang

EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

3.2	Certificate of Amendment of Certificate of Incorporation of the Company [Incorporated by reference to Appendix A of the Definitive Proxy Statement of the Company filed on July 3, 2001 in Commission file number 0-30183]

3.3	Amended and Restated Bylaws of the Company [Incorporated by reference to Exhibit 3.3 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183 in Commission file number 0-30183]

3.4	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of the State of New York on October 16, 2007 [Incorporated by reference to Exhibit 3.4 of the Form 8-K filed on December 5, 2007 in Commission file number 0-30183]

10.1	Employment Agreement, dated June 1, 2007, by and between Beijing SOD and Wei Wang. [Incorporated by reference to Exhibit 10.5of the Form 8-K/A filed on December 5, 2007 in Commission file number 0-30183]

14	Code of Ethics [incorporated by reference to Exhibit 14 of the Annual Report on Form 10- KSB of the Company for the fiscal year ended December 31, 2003]

21	A description of the subsidiaries of the registrant. [Incorporated by reference to Exhibit 21of the Form 10-K filed on April 15, 2011 in Commission file number 0-30183]

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Tao Su, CPA (Colorado, United States)
789 West Pender Street, Suite 1588, Vancouver BC V6C 1H2 Canada
Tel: 604-4348026 Fax: 604-4348972 Email:sutaocga@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
China Longyi Group International Holdings Limited
(A Development Stage Company)

We have audited the accompanying balance sheets of China Longyi Group International Holdings Limited (the Company) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as an early stage development company, the Company has earned insignificant revenues. The Company has working capital deficiency of $794,186 as at December 31, 2013 and as of that date, accumulated deficit from recurring losses of $30,286,940 incurred for the current and prior years. These conditions, along with other matters as set forth in Note 1 indicate the existence of a material uncertainty that my raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Tao Su
Tao Su, CPA

March 28, 2014
Vancouver, BC

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2013	2012
Current assets
Cash and cash equivalents	$20,715	$11,916
Inventories	400,924	428,023
Account receivalbes	21,073	163,869
Due from Related parties	-	60,151
Other receivables	10,160	12,355
Deposits and prepayments	15,869	15,428
Total current assets	468,741	691,742

Investment	11,198	10,862
Property, plant and equipment (net)	377,455	451,391
	$857,394	$1,153,995

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,706	$4,930
Accrued liabilities	167,514	165,645
Due to directors	435,110	375,117
Due to related parties	344,536	246,557
Other payables	310,061	280,229
Total current liabilities	1,262,927	1,072,478

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(30,286,940)	(29,859,009)
Accumulated other comprehensive income	158,216	167,426
Total China Longyi stockholders' equity	(474,626)	(37,485)
Non-controlling interest	69,093	119,002
Total Equity	(405,533)	81,517
	$857,394	$1,153,995

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve months ended		Period from June 4, 1997
	December 31,		(inception) to
	2013	2012	December 31, 2013
Revenues
Sales	$58,380	$256,304	$1,027,204
Cost of sales	48,086	123,388	$1,040,259
Gross margin	10,294	132,916	$(13,055)
Operating expenses
General and administrative expenses	583,410	680,933	$19,203,843
Goodwill impairment loss	-	-	$5,408,584
Write-off inventory and bus licenses	-	-	$3,322,712
Research and development costs	-	-	$8,880,206
	583,410	680,933	$36,815,345
Loss from operations	(573,116)	(548,017)	$(36,828,400)
Other income (expense)
Interest income	27	1,106	$325,687
Other income (expense)	84,104	94,545	$1,248,211
Transaction exchange gain	12,824	30,860	$1,089,883
Gain on asset disposal	-	-	$1,172
Gain on debt settlement	-	-	$156,018
Gain on disposal subsidiary	-	-	$4,093,455
Interest expense	-	-	$(712,302)
	96,955	126,511	$6,202,124
Loss before income tax expense and noncontrolling interest	(476,161)	(421,506)	$(30,626,276)
Income tax expense	-	-	$-
Net loss	(476,161)	(421,506)	$(30,626,276)
Less: Net loss attributable to noncontrolling interest	48,230	49,607	$339,336
Net loss attributable to China Longyi	$(427,931)	$(371,899)	$(30,286,940)

Basic and diluted loss per share	$(0.01)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862
Comprehensive loss
Net loss	$(476,161)	$(421,506)	(30,626,276)
Foreign currency translation adjustment	(10,889)	(26,956)
Comprehensive loss	(487,050)	(448,462)
Comprehensive loss attributable to noncontrolling interest	(49,909)	(49,770)
Comprehensive loss attributable to China Longyi	$(437,141)	$(398,692)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended December 31		Period from Jun 4, 1997
	2013	2012	(inception) to Dec 31, 2013
Cash flows from operating activities:
Net loss	$(476,161)	$(421,506)	$(30,626,276)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	55,760	36,825	1,286,814
Loss on sales of property and equipment		-	9,873
Impairment loss for fixed assets	-	-	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-	-	(3,882,796)
Research and development expenses recorded in organiza	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Accounts receivalbes	145,573	(163,171)	(17,598)
Other receivables	2,488	70,577	5,323,498
Due from related parties	56,257	(24,771)	31,486
Interest receivable	-	186,841	17,667
Deposits and prepayment	36	(1,427)	694,223
Inventory	39,715	10,047	(822,317)
Other payables	21,355	53,554	(270,218)
Due to related parties	90,513	(35,937)	54,576
Accounts payable and accrued liabilities	614	(9,261)	(3,320,183)
Net cash used in operations	(63,850)	(298,229)	(12,429,135)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	-	83,724	665,092
Purchase of investment	-	-	-
Purchase of investment	-	-	(833,357)
Purchases of property and equipment	30,777	(10,021)	(521,239)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	-	701,100
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	30,777	73,703	(2,179,460)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collecttion from shareholders	-	-	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Proceeds (repayments) loans from directors	55,176	253,470	308,646
Net cash provided by financing activities	55,176	253,470	14,493,646
Effect of foreign exchange rate fluctuation	(13,304)	(26,443)	135,664
Increase(decrease) in cash and cash equivalents	8,799	2,501	20,715
Cash and cash equivalents, beginning of period	11,916	9,415	-
Cash and cash equivalents, end of period	$20,715	$11,916	$20,715
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

								Development	Accumulated
					Common Stock		Additional	Stage	Other
	Common Stock		Common Stock		Subscribed		Paid In	Accumulated	Comprehensiv	Subscription	Due from	Noncontrolling
	$.12834 Par Value		$.01 Par Value		$.01 Par Value		Capital	Deficit	Income	Receivable	stockholder	Interest	Total

Common stock issued - June 4, 1997	10,000	$1,283		$-		$-	$-	$-	$-	$-		$-	$1,283
Net loss for the period	-	-	-	-	-	-	-	(289)	-	-	-	-	(289)
Balance December 31, 1997	10,000	1,283	-	-	-	-	-	(289)	-	-			994
													-
Net loss for the year	-	-	-	-	-	-	-	(3,209)	-	-	-	-	(3,209)
Balance December 31, 1998	10,000	1,283	-	-	-	-	-	(3,498)	-	-			(2,215)

Shares issued at par value Mar 30	990,000	127,057											127,057
Net loss for the period	-	-	-	-	-	-	-	(302)	-	-	-	-	(302)
Balance December 31, 1999	1,000,000	128,340	-	-	-	-	-	(3,800)	-	-			124,540

Net loss for the year	-	-	-	-	-	-	-	(9,876,193)	-	-	-	-	(9,876,193)
Balance December 31, 2000	1,000,000	128,340	-	-	-	-	-	(9,879,993)	-	-			(9,751,653)

Shares issued at $.20 Apr 5			385,685	3,857			73,280						77,137
Shares issued at $.20 Apr 17			7,500,000	75,000			1,425,000						1,500,000
Shares at par value Jun 22			28,000,000	280,000									280,000
Recapitalization Jun 22	(1,000,000)	(128,340)	3,600,000	36,000			(498,280)						(590,620)
Dividend paid Jun 22							(1,000,000)						(1,000,000)
Shares issued at $2.00 Jul 23			473,500	4,735			942,265						947,000
Shares issued at $2.00 Oct 1			10,000	100			19,900						20,000
Shares issued for debt conversion			8,500,000	85,000			8,415,000						8,500,000
Capital contributed debt to equity conversion							1,500,000						1,500,000
Net loss for the year	-	-	-	-	-	-	-	(2,492,318)	-	-	-	-	(2,492,318)
Balance December 31, 2001	-	-	48,469,185	484,692	-	-	10,877,165	(12,372,311)	-	-			(1,010,454)

Shares issued at $.20 Feb 20			372,807	3,728			70,833			(74,561)			-
Shares issued at par option exercise Apr 24 for svcs			540,260	5,403			410,597						416,000
Shares issued at $.13 Nov 27 for services			1,100,000	11,000			132,000						143,000
Net loss for the year	-	-	-	-	-	-	-	(2,490,990)	-	-	-	-	(2,490,990)
Balance December 31, 2002	-	-	50,482,252	504,823	-	-	11,490,595	(14,863,301)	-	(74,561)			(2,942,444)

Shares issued at $.12 Mar 31			1,513,969	15,139			166,537						181,676
Shares subscribed at $.40 Sep 29					15,000,000	6,000,000				(6,000,000)			-
Shares issued at $.40 Oct 3			1,511,488	15,115	(1,511,488)	(604,595)	589,480			1,209,482			1,209,482
Net loss for the year	-	-	-	-	-	-	-	(1,761,393)	-	-	-	-	(1,761,393)
Balance December 31, 2003	-	-	53,507,709	535,077	13,488,512	5,395,405	12,246,612	(16,624,694)	-	(4,865,079)			(3,312,679)

Shares issued at $.40 Jan 9 Qian Long			3,023,998	30,240	(3,023,998)	(1,209,599)	1,179,359			604,712			604,712
Shares issued at $.13 for debt conversion			24,036,269	240,363			2,887,862						3,128,225
Shares subscribed at $.21 Jan 29 Qian Long					140,000,000	29,400,000				(29,400,000)			-
Shares subscribed at $.14 Jan 13 China Cardinal					16,483,514	2,307,692				(2,307,692)			-
Shares issued at $.14 May 28 China Cardinal			4,733,229	47,332	(4,733,229)	(662,652)	615,320			662,652			662,652
Shares issued at $.14 May 28 China Cardinal			11,750,285	117,503	(11,750,285)	(1,645,040)	1,527,537			1,645,040			1,645,040
Shares issued at $.14 Mar 31 purch of Asia Key			28,210,000	282,100			3,667,300						3,949,400
Options exercised at $.12 in lieu of salary			2,500,000	25,000			275,000						300,000
Options exercised at $.12 in lieu of salary			500,000	5,000			55,000						60,000
Options exercised at $.12 in lieu of salary			1,000,000	10,000			110,000						120,000
Qian Long subscription at $.40 Dec 12			10,464,514	104,645	(10,464,514)	(4,185,806)	4,081,161			4,839,601			4,839,601
2002 stock subscription deemed to be uncollectible							(74,561)			74,561			-
Net loss for the year	-	-	-	-	-	-	-	(11,024,215)	-	-	-	-	(11,024,215)
Balance December 31, 2004	-	-	139,726,004	1,397,260	140,000,000	29,400,000	26,570,590	(27,648,909)	-	(28,746,205)			972,736

Shares issued at $.14 for debt			5,770,000	57,700			772,400						830,100
Net loss for the year								(1,170,770)					(1,170,770)
Foreign currency translation adjust	-	-	-	-	-	-	-	-	(230,745)	-	-	-	(230,745)
Balance December 31, 2005	-	-	145,496,004	1,454,960	140,000,000	29,400,000	27,342,990	(28,819,679)	(230,745)	(28,746,205)			401,321

Shares issued at $.21 December 18 Qiang Long			3,013,862	30,139	(3,013,863)	(632,911)	602,772			632,911			632,911
Net loss for the year								(345,621)					(345,621)
Foreign currency translation adjust	-	-	-	-	-	-	-	-	(25,461)	-	-	-	(25,461)
Balance December 31, 2006	-	-	148,509,866	1,485,099	136,986,137	28,767,089	27,945,762	(29,165,300)	(256,206)	(28,113,294)			663,150

Items applied retroactively:
Acquisition of noncontrolling interests												310,485	310,485
Reverse stock split - October 16, 20	-	-	(141,084,373)	(1,410,844)	(130,136,830)	(27,328,734)	28,739,578	-	-	-			-
Shares issued at $.21 June 29,2007, 50mil shares			6,849,307	68,493	(6,849,307)	(1,438,355)	1,369,862			28,113,294			28,113,294
Shares subscribed for exchange			62,250,000	622,500			24,277,500						24,900,000
Shares issued at December 19,2007			1,131,054	11,310									11,310
Net loss for the year								3,094,885				(68,376)	3,026,509
Foreign currency translation adjust	-	-	-	-	-	-	-	-	272,359	-		63,887	336,246
Related party Acquisition Premium							(53,455,161.77)						(53,455,162)
Balance December 31, 2007	-	-	77,655,854	776,558	-	-	28,877,540	(26,070,415)	16,153	-	-	305,996	3,905,832

Shares issued at January,2008			8	-									-
Net loss for the year	-	-	-	-	-	-	-	(2,188,359)	-	-	-	(57,385)	(2,245,744)
Foreign currency translation adjustment		-	-	-	-	-	-	-	126,315	-	-	29,630	155,945
Balance December 31, 2008	-	-	77,655,862	776,558	-	-	28,877,540	(28,258,774)	142,469	-	-	278,240	1,816,033

Net loss for the year	-	-	-	-	-	-	-	(493,512)	-	-	-	(42,709)	(536,221)
Foreign currency translation adjustment		-	-	-	-	-	-	-	10,675	-	-	2,504	13,179
Balance December 31, 2009	-	-	77,655,862	776,558	-	-	28,877,540	(28,752,286)	153,144	-	-	238,035	1,292,991

Net loss for the year	-	-	-	-	-	-	-	(373,053)	-	-	-	(37,088)	(410,141)
Foreign currency translation adjustment		-	-	-	-	-	-	-	42,317	-	-	1,917	44,234
Balance December 31, 2010	-	-	77,655,862	776,558	-	-	28,877,540	(29,125,339)	195,461	-	-	202,864	927,084

Net loss for the year	-	-	-	-	-	-	-	(361,771)	-	-	-	(35,941)	(397,712)
Foreign currency translation adjustment		-	-	-	-	-	-	-	(1,242)	-	-	1,849	607
Balance December 31, 2011	$-	$-	$77,655,862	$776,558	$-	$-	$28,877,540	$(29,487,110)	$194,219	$-	$-	$168,772	$529,979

Net loss for the year	-	-	-	-	-	-	-	(371,899)	-	-	-	(49,607)	(421,506)
Foreign currency translation adjustment		-	-	-	-	-	-	-	(26,793)	-	-	(163)	(26,956)
Balance December 31, 2012	$-	$-	$77,655,862	$776,558	$-	$-	$28,877,540	$(29,859,009)	$167,426	$-	$-	$119,002	$81,517

Net loss for the year	-	-	-	-	-	-	-	(427,931)	-	-	-	(48,230)	(476,161)
Foreign currency translation adjustment		-	-	-	-	-	-	-	(9,210)	-	-	(1,679)	(10,889)
Balance December 31, 2013	$-	$-	$77,655,862	$776,558	$-	$-	$28,877,540	$(30,286,940)	$158,216	$-	$-	$69,093	$(405,533)

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American (“US GAAP”) for financial information and with the instructions to Form 10 and Item 310 of Regulation S. The accounts of China LongYi Group International Holdings Limited and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the twelve months ended December 31, 2013.

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

GOING CONCERN

The Company is an early stage development company and has earned only insignificant revenues since its inception. As at December 31, 2013, the Company has a working capital deficiency of $794,186 and accumulated deficit from recurring net losses of $30,286,940 incurred for the current and prior years as of December 31, 2013. As at December 31, 2013, the Company has cash and cash equivalents of $20,715.

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

INTANGIBLE ASSETS

The Company adopted the provisions of SFAS No. 142 (“ASC Topic 350”), Goodwill and Other Intangible Assets, effective January 1, 2002. Under ASC Topic 350, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has performed the requisite annual transitional impairment tests on intangible assets and made the impairment adjustments as necessary. The Company did not perform annual impairment tests for the year ended December 31, 2012 and 2013 since all goodwill and indefinite lived intangible assets had been written down to zero in the prior years.

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the years ended December 31, 2013 and 2012 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to December 31, 2013.

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

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Year ended December 31,
	2013	2012
NUMERATOR FOR BASIC AND DILUTED LPS
Net loss attributable to common stockholders	$(427,931)	$(371,899)

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares of common stock outstanding	77,655,862	77,655,862

LPS - Basic and diluted	$(0.01)	$(0.00)

There were no potentially dilutive securities outstanding at December 31, 2013 as the result would be anti-dilutive.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with SFAS 123(R) (“ASC Topic 718”), “Share-Based Payment.” Under ASC Topic 718 the Company is required to recognize share-based compensation expense at the fair value of employee options granted during the year. The Company had no such compensation expense for the years ended December 31, 2013 and 2012.

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

The purchase price of RMB14, 000,000 (US$1,690,474) was determined by the parties based upon the fair market value the assets and business potential of Guangzhou Bus Installation Company.

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

4.	STOCKHOLDERS' EQUITY

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

The Company's capital structure as of December 31, 2013 and 2012 was as follows:

Common stock – par value $0.01	Authorized	Issued and outstanding
December 31, 2013	200,000,000	77,655,862
December 31, 2012	200,000,000	77,655,862

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

The exercise price of incentive stock options must not be less than the fair value of the common stock on the date of the grant. The 2001 Plan expired on April 5, 2011.

In 2001, the Company granted 2,000,000 nonqualified stock options under the 2001 Plan to the Chairman with a 5-year expiration date, and an exercise price of $1.75 per share. However, all 2,000,000 options were forfeited on May 10, 2004 when the chairman resigned.

5.	INVESTMENT

The Company has a one year deposit certificate with an investment company in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the years ended December 31, 2013 and 2012 was $11,198 and $10,862 respectively, and were recorded on the balance sheet as investment.

6.	INVENTORIES

Inventories at December 31, 2013 and 2012 consisted of:

	2013	2012
Materials	$3,861	$37,157
Low value consumables	14,186	13,659
Work in progress	296,678	294,090
Finished goods	86,199	83,117
	$400,924	$428,023

7.	PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of:

	2013	2012
Transportation equipment	$56,334	$54,644
Furniture and office equipment	49,677	47,573
Production equipment, buildings and improvements	400,817	419,727
Subtotal	506,828	521,944
Less: impairment provision	(50,658)	(28,796)
accumulated depreciation	(276,496)	(233,603)
	179,674	259,545
	197,781	191,846
Construction in progress
	$377,455	$451,391

Depreciation expense for the years ended December 31, 2013 and 2012 was $42,893 and $37,463, respectively. Impairment for the year ended December 31, 2013 and 2012 was $21,862 and $28,796.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

8.	INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109 (ASC Topic 740”), “Accounting for Income Taxes”.

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

As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in 2012 and 2013.

11.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN

The caption “Due to Related Company” are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company rents office space from the related company.

The related party transactions list:

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

11.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN (Continued)

Related Party Transactions	Due from related parties	Due to related parties	Due to directors
Related paries
2013.12.31
China Cardinal Limited
China Dragon
Daykeen Investments Ltd
Institute of Sino US
Jolly Concept Management Limited
Trinity Creation
Chen Jie			107,431
Li Changde			56,044
Wang Wei			9,206
Li,Hongliang			262,428
Beijing De Reng Sheng Limited		224,664
SiChuan Longyi Limited		22,274
Liu,Guizhi		97,599
Total	-	344,537	435,109

2012.12.31
China Cardinal Limited	13,202
China Dragon	12,617
Daykeen Investments Ltd	7,082
Institute of Sino US	9,404
Jolly Concept Management Limited	3,928
Trinity Creation	13,918
Chen Jie			107,470
Li Changde			3,884
Wang Wei			9,209
Li,Hongliang			254,554
Beijing De Reng Sheng Limited		177,223
SiChuan Longyi Limited		21,605
Liu,Guizhi		47,729
Total	60,151	246,557	375,117

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

11.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN (Continued)

Related Party Transactions	Rental	Purchase from related party	Due to directors	Payment for related party
Related paries		Inventories
2013.1-2013.12
China Cardinal Limited				858
China Dragon				1,264
Daykeen Investments Ltd				1,264
Institute of Sino US				-
Jolly Concept Management Limited
Trinity Creation				967
Chen Jie
Li Changde			52,160
Wang Wei
Li,Hongliang
Beijing De Reng Sheng Limited
SiChuan Longyi Limited
Liu,Guizhi	49,205
	49,205	-	52,160	4,353

2012.1-2012.12
China Cardinal Limited				4,202
China Dragon				3,597
Daykeen Investments Ltd				3,597
Institute of Sino US				9,397
Jolly Concept Management Limited
Trinity Creation				3,977
Chen Jie
Li Changde
Wang Wei
Li,Hongliang			254,554
Beijing De Reng Sheng Limited		2,542
SiChuan Longyi Limited
Liu,Guizhi	104,281
	104,281	2,542	254,554	24,770

12.	SUBSEQUENT EVENT

The management assessed there were no events occurring after balance date as of December 31, 2013 and prior to the time of annual report completion which might affect the financial report.