Form 10-Q
period 2014-03-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2014-05-16
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2014 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

[Unaudited]

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2014	2013
Current assets
Cash and cash equivalents	$19,141	$20,715
Inventories	397,327	400,924
Account receivalbes	20,884	21,073
Due from Related parties	-	-
Other receivables	3,656	10,160
Interest receivable	-	-
Short term investment	-	-
Deposits and prepayments	15,726	15,869
Total current assets	456,734	468,741

Investment	11,097	11,198
Property, plant and equipment (net)	364,487	377,455
	$832,318	$857,394

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,627	$5,706
Accrued liabilities	166,713	167,514
Due to directors	532,983	435,110
Due to related parties	371,083	344,536
Other payables	285,453	310,061
Total current liabilities	1,361,859	1,262,927

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(30,413,324)	(30,286,940)
Accumulated other comprehensive income	168,881	158,216
Total China Longyi stockholders' equity	(590,345)	(474,626)
Nontrolling interest	60,804	69,093
Total Equity	(529,541)	(405,533)
	$832,318	$857,394

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended		Period from June 4,1997
	March 31,		(inception) to
	2014	2013	March 31, 2014
Revenues
Sales	$-	$9,600	$1,027,204
Cost of sales	-	6,728	$1,040,259
Gross margin	-	2,872	$(13,055)
Operating expenses
General and administrative expenses	128,577	98,662	$19,332,420
Goodwill impairment loss	-	-	$5,408,584
Write-off inventory and bus licenses	-	-	$3,322,712
Research and development costs	-	-	$8,880,206
	128,577	98,662	$36,943,922
Loss from operations	(128,577)	(95,790)	$(36,956,977)
Other income (expense)
Interest income	4	6	$325,691
Other income (expense)	2,843	-	$1,251,054
Transaction exchange gain	(8,108)	(14,623)	$1,081,775
Gain on asset disposal	-	-	$1,172
Gain on debt settlement	-	-	$156,018
Gain on disposal subsidiary	-	-	$4,093,455
Interest expense	-	-	$(712,302)
	(5,261)	(14,617)	$6,196,863
Loss before income tax expense and noncontrolling interest	(133,838)	(110,407)	$(30,760,114)
Income tax expense	-	-	$-
Net loss	(133,838)	(110,407)	$(30,760,114)
Less: Net loss attributable to noncontrolling	7,454	8,876	$346,790
Net loss attributable to China Longyi	$(126,384)	$(101,531)	$(30,413,324)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862
Comprehensive loss
Net loss	$(133,838)	$(110,407)	$(30,760,114)
Foreign currency translation adjustment	9,830	15,522
Comprehensive loss	(124,008)	(94,885)
Comprehensive loss attributable to noncontrolling interest	(8,289)	(8,970)
Comprehensive loss attributable to China Longyi	$(115,719)	$(85,915)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,		Period from Jun 4, 1997
	2014	2013	(inception) to 03.31, 2014
Cash flows from operating activities:
Net loss	$(133,838)	$(110,407)	$(30,760,114)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	9,634	9,464	1,296,448
Loss on sales of property and equipment		-	9,873
Impairment loss for fixed assets	-	-	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-	-	(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Accounts receivalbes		63,704	(17,598)
Other receivables	6,463	(649)	5,329,961
Due from related parties	-	(1)	31,486
Interest receivable	-	-	17,667
Deposits and prepayment		(2,155)	694,223
Inventory		5,128	(822,317)
Other payables	(22,160)	17,510	(292,378)
Due to related parties	29,056	-	83,632
Accounts payable and accrued liabilities	(29)	78	(3,320,212)
Net cash used in operations	(110,874)	(17,328)	(12,540,009)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	-	-	665,092
Purchase of investment	-	-	-
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment		-	(521,239)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	-	701,100
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities		-	(2,179,460)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collecttion from shareholders	-	-	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Proceeds (repayments) loans from directors	101,342	-	409,988
Net cash provided by financing activities	101,342	-	14,594,988
Effect of foreign exchange rate fluctuation	7,958	14,657	143,622
Increase(decrease) in cash and cash equivalents	(1,574)	(2,671)	19,141
Cash and cash equivalents, beginning of period	20,715	11,916	-
Cash and cash equivalents, end of period	$19,141	$9,245	$19,141

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)
March 31, 2014

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
March 31, 2014

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
March 31, 2014

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements (Unaudited)
March 31, 2014

1.	BUSINESS DESCRIPTION AND ORGANIZATION(Continued)

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
March 31, 2014

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

The Company had incurred losses since inception and had working capital deficiency of $905,125as at March 31, 2014 (December 31, 2013: deficiency of $794,186). There exits substantial doubt about the Company’s ability to continue as a going concern, which contemplated the realization of assets and the payment of liabilities in the ordinary course of business. To alleviate the situation, management obtained $28,113,294 in funding through the issuance of additional stock to one of the Company’s shareholders on July 27, 2007. On November 12, 2007, the Company completed an acquisition transaction with Top Time whereby it paid Daykeen, Top Time’s sole shareholder, a total consideration of $54.9 million, in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. The equity portion of the purchase price amounts to a total of 62,250,000 post reverse split shares of the Company’s common stock.

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

As of March 31, 2014 the Company has accumulated deficit from recurring net loss of $30,413,324 and cash and cash equivalent of $19,141. The application of the going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is, primarily as a result of the conditions described above, substantial doubt as to the appropriateness of the use of the going concern assumption. The accompanying financial statements have been prepared on a going concern basis notwithstanding these conditions.

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
March 31, 2014

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
March 31, 2014

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
March 31, 2014

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the three months period ended March 31, 2014 and 2013 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to March 31, 2014.

SHIPPING AND HANDLING

Costs relating to shipping and handling are part of general and administrative expenses in the consolidated statements of operations and comprehensive loss. Insignificant amount of shipping and handling costs incurred during the three months ended March 31, 2014 and 2013.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2014

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

There were no stock options and potentially dilutive securities outstanding at March 31, 2014.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with ASC Topic 718, (formerly SFAS 123(R), “Share-Based Payment.”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period. The Company had no such compensation expense for the three months ended March 31, 2014 and 2013.

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
March 31, 2014

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

Management has considered all events occurring through May 15, 2014, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” relating to the business of China Longyi Group International Holdings Limited and its subsidiary companies. The forward-looking statements include, among others, statements concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on assumptions and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Risks and uncertainties include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any of the factors mentioned in the “Risk Factors” section of the Company’s annual report on Form 10-K filed on March 31, 2014. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

First Quarter of 2014 Financial Performance Highlights

The following are some financial highlights for the three months ended March 31, 2014:

  Revenue: Revenue decreased $9,600, to $0 for the three months ended March 31, 2014, from $9,600 for the same period in 2013.

  Expense from operations: Expense from operations increased $29,915, or 30.32%, to $128,577 for the three months ended March 31, 2014, from $98,662 for the same period in 2013.

  Net loss: Net loss increased $23,431, or 21.22%, to $(133,838) for the three months ended March 31, 2014, from $(110,407) for the same period in 2013.

  Fully diluted net income per share: Fully diluted net loss per share was $0 for the three months ended March 31, 2014, as compared to $0 for the same period in 2013.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the first quarter of 2014.

  British Virgin Islands: Our wholly owned subsidiary Top Team Holdings Limited was incorporated in the British Virgin Islands, or the BVI, and, under the current laws of the BVI, is not subject to income taxes.

  Hong Kong: Our wholly owned subsidiaries, Full Ample International Limited and Top Time International Limited were incorporated in Hong Kong and, under the current laws of Hong Kong, are not subject to income taxes.

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

We incurred no income taxes in either the three months ended March 31, 2014 or the three months ended March 31, 2013.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months ended March 31, 2013

The following table summarizes the results of our operations for the three months ended March 31, 2014 and 2013 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2013 to the same period of 2014.

	Three Months Ended
	March 31,		Increase	% Increase
Item	2014	2013	(Decrease)	(% Decrease)
Revenue	$0	$9,600	$(9,600)	(100%	)
Cost of Revenue	0	6,728	(6,728)	(100%	)
Gross Profit	0	2,872	(2,872)	(100%	)
Operating Expenses	128,577	98,662	29,915	30.32%
Other Income (Expenses)	(5,261)	(14,617)	(9,356)	(64.01%	)
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(126,384)	$(101,531)	$24,853	24.48%

Revenues. Our revenues were historically derived primarily from sales of our SOD products. Revenues decreased $9,600, to $0 for the three months ended March 31, 2014, from $9,600 for the same period in 2013 as we did not sell any SOD products and our operating subsidiary, Chongqing SOD, ceased production and was in the process of the relocation.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues decreased $6,728, to $0 for the three months ended March 31, 2014, from $6,728 during the same period in 2013.

Gross Profit. Our gross profit decreased by $2,872, to $0 for the three months ended March 31, 2014 from $2,872 during the same period in 2013.

Operating Expenses. Our total operating expenses for the three months ended March 31, 2014 increased $29,915, or 30.32%, to $128,577, from $98,662 for the same period in 2013. This increase was mainly attributable to the increased professional fees paid to third parties.

Other Income (expense). Other income was $(5,261) during the three months ended March 31, 2014, a decrease of $(9,356) from $(14,617) during a same period in 2013. Such decrease mainly came from the reduction of transaction exchange gains.

Net Loss attributable to China Longyi. As a result of above facts, our net loss increased by $24,853, or 24.48%, to $(126,384) for the three months ended March 31, 2014, from $(101,531) for the same period in 2013.

Liquidity and Capital Resources

We had $19,141 in cash and cash equivalents as of March 31, 2014. As of such date, we also had total current assets of $456,734 and total assets of $832,318. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $1,361,859. Our stockholders’ equity as of March 31, 2014 was $(529,541). Since inception, we have accumulated a net loss of $(30,413,324).

The following table summarizes the statements of cash flows from the financial statements for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Three Months Ended
	March 31,
	2014	2013
Net Cash (Used In) Operating Activities	$(110,874)	$(17,328)
Net Cash Provided By Investing Activities	-	-
Net Cash Provided By Financing Activities	101,342	-
Effect of foreign exchange rate fluctuation	7,958	14,657
Net increase (decrease) in Cash and Cash Equivalents	(1,574)	(2,671)
Cash and Cash Equivalents - Beginning of Period	20,715	11,916
Cash and Cash Equivalents – End of Period	19,141	9,245

Operating Activities

Net cash used in operating activities was $110,874 for the three-month period ended March 31, 2014 representing an increase of $93,546 from $17,328 of net cash used in the operating activities for the same period of 2013. The increase in the cash used in operating activities was mainly attributed to the change of accounts receivables. Cash provided from accounts receivables was $63,704 during the first quarter of 2013, however the cash provided from accounts receivable was $0 during the first quarter of 2014.

Investing Activities

Net cash provided by investing activities for the three-month period ended March 31, 2014 and 2013 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2014 was $101,342 as compared to $0 provided by financing activities for the same period in 2013. We received $101,342 as the loan from one of our directors during the first quarter of 2014.

The Company did not have any bank loans as of March 31, 2014.

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

	March 31,				December 31,
	2014		2013		2013
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.1521	7.7575	6.2689	7.7649	6.0969	7.7546

Items in the statements of income and comprehensive income, and the statements of cash flows	6.1176	7.7586	6.2790	7.7559	6.1929	7.7532

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended March 31, 2014 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: May 16, 2014
By: /s/ Jie Chen
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: May 16, 2014	By: /s/ Xinmin Pan
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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements.