Form 10-Q
period 2014-06-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2014-08-11
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2014 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2014	2013
Current assets
Cash and cash equivalents	$19,822	$20,715
Inventories	397,329	400,924
Account receivalbes	20,882	21,073
Due from Related parties	-	-
Other receivables	3,657	10,160
Interest receivable	-	-
Short term investment	-	-
Deposits and prepayments	15,725	15,869
Total current assets	457,415	468,741

Investment	11,096	11,198
Property, plant and equipment (net)	354,867	377,455
	$823,378	$857,394

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,626	$5,706
Accrued liabilities	166,136	167,514
Due to directors	654,921	435,110
Due to related parties	383,239	344,536
Other payables	276,708	310,061
Total current liabilities	1,486,630	1,262,927

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(30,531,464)	(30,286,940)
Accumulated other comprehensive income	159,897	158,216
Total China Longyi stockholders' equity	(717,469)	(474,626)
Nontrolling interest	54,217	69,093
Total Equity	(663,252)	(405,533)
	$823,378	$857,394

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Six months ended		Three months ended		June 4,1997
	June 30,		June 30,		(inception) to
	2014	2013	2014	2013	June 30, 2014
Revenues
Sales	$-	$10,415	$-	$815	$1,027,204
Cost of sales	-	7,003	-	275	$1,040,259
Gross margin	-	3,412	-	540	$(13,055)
Operating expenses
General and administrative expenses	262,729	266,414	134,152	167,752	$19,466,572
Goodwill impairment loss	-	-	-	-	$5,408,584
Write-off inventory and bus licenses	-	-	-	-	$3,322,712
Research and development costs	-	-	-		$8,880,206
	262,729	266,414	134,152	167,752	$37,078,074
Loss from operations	(262,729)	(263,002)	(134,152)	(167,212)	$(37,091,129)
Other income (expense)
Interest income	7	15	3	(9)	$325,694
Other income (expense)	3,472	-	629	-	$1,251,683
Transaction exchange gain	(912)	19,666	7,196	34,289	$1,088,971
Gain on asset disposal	-	-	-	-	$1,172
Gain on debt settlement	-	-	-	-	$156,018
Gain on disposal subsidiary	-	-	-	-	$4,093,455
Interest expense	-	-	-		$(712,302)
	2,567	19,681	7,828	34,280	$6,204,691
Loss before income tax expense and noncontrolling interest	(260,162)	(243,321)	(126,324)	(132,932)	$(30,886,438)
Income tax expense	-	-	-	-	$-
Net loss	(260,162)	(243,321)	(126,324)	(132,932)	$(30,886,438)
Less: Net loss attributable to noncontrolling	15,638	19,349	8,184	29,531	$354,974
Net loss attributable to China Longyi	$(244,524)	$(223,972)	$(118,140)	$(103,401)	$(30,531,464)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862	77,655,862	77,655,862
Comprehensive loss
Net loss	$(260,162)	$(243,321)	$(126,324)	$(132,932)	$(30,886,438)
Foreign currency translation adjustment	2,443	(16,688)	11,739	(7,392)
Comprehensive loss	(257,719)	(260,009)	(114,585)	(140,324)
Comprehensive loss attributable to noncontrolling interest	(14,876)	(20,143)	(8,184)	(29,531)
Comprehensive loss attributable to China Longyi	$(242,843)	$(239,866)	$(106,401)	$(110,793)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,		Period from Jun 4, 1997
	2014	2013	(inception) to 06.30, 2014
Cash flows from operating activities:
Net loss	$(260,162)	$(243,321)	$(30,886,438)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	19,204	18,972	1,306,018
Loss on sales of property and equipment		-	9,873
Impairment loss for fixed assets	-	-	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-	-	(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Accounts receivalbes		145,783	(17,598)
Other receivables	6,442	(653)	5,329,940
Due from related parties	-	-	31,486
Interest receivable	-	-	17,667
Deposits and prepayment		35	694,223
Inventory	(47)	2,515	(822,364)
Other payables	(31,429)	32,652	(301,647)
Due to related parties	41,188	24,277	95,764
Accounts payable and accrued liabilities	(29)	609	(3,320,212)
Net cash used in operations	(224,833)	(19,131)	(12,653,968)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	-	-	665,092
Purchase of investment	-	-	-
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment		(617)	(521,239)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	-	701,100
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities		(617)	(2,179,460)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collecttion from shareholders	-	-	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Proceeds (repayments) loans from directors	223,198	44,856	531,844
Net cash provided by financing activities	223,198	44,856	14,716,844
Effect of foreign exchange rate fluctuation	742	(19,180)	136,406
Increase(decrease) in cash and cash equivalents	(893)	5,928	19,822
Cash and cash equivalents, beginning of period	20,715	11,916	-
Cash and cash equivalents, end of period	$19,822	$17,844	$19,822

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

As of June 30, 2014 the Company has accumulated deficit from recurring net loss of $30,531,464 and cash and cash equivalent of $19,822. The application of the going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is, primarily as a result of the conditions described above, substantial doubt as to the appropriateness of the use of the going concern assumption. The accompanying financial statements have been prepared on a going concern basis notwithstanding these conditions.

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the six months period ended June 30, 2014 and 2013 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to June 30, 2014.

SHIPPING AND HANDLING

Costs relating to shipping and handling are part of general and administrative expenses in the consolidated statements of operations and comprehensive loss. Insignificant amount of shipping and handling costs incurred during the six months ended June 30, 2014 and 2013.

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

There were no stock options and potentially dilutive securities outstanding at June 30, 2014.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with ASC Topic 718, (formerly SFAS 123(R), “Share-Based Payment.”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period. The Company had no such compensation expense for the six months ended June 30, 2014 and 2013.

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

Management has considered all events occurring through August 11, 2014, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statement.

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

Second Quarter of 2014 Financial Performance Highlights

The following are some financial highlights for the three months ended June 30, 2014:

  Revenue: Revenue decreased $815, to $0 for the three months ended June 30, 2014, from $815 for the same period in 2013.

  Expense from operations: Expense from operations decreased $33,600, or 20.03%, to $134,152 for the three months ended June 30, 2014, from $167,752 for the same period in 2013.

  Net loss: Net loss decreased $6,608, or 4.97%, to $(126,324) for the three months ended June 30, 2014, from $(132,932) for the same period in 2013.

  Fully diluted net income per share: Fully diluted net loss per share was $0 for the three months ended June 30, 2014, as compared to $0 for the same period in 2013.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the second quarter of 2014.

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

We incurred no income taxes in either the three months ended June 30, 2014 or the three months ended June 30, 2013.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months ended June 30, 2013

The following table summarizes the results of our operations for the three months ended June 30, 2014 and 2013 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2013 to the same period of 2014.

	Three Months Ended
	June 30,		Increase	% Increase
Item	2014	2013	(Decrease)	(% Decrease)
Revenue	$0	$815	$(815)	(100%	)
Cost of Revenue	0	275	(275)	(100%	)
Gross Profit	0	540	(540)	(100%	)
Operating Expenses	134,152	167,752	(33,600)	(20.03%	)
Other Income (Expense)	7,828	34,280	(26,452)	(77.16%	)
Provision for Taxes	-	-	-
Net loss attributable to China Longyi	$(118,140)	$(103,401)	$14,739	14.25%

Revenues. Our revenues were historically derived primarily from sales of our SOD products. Revenues decreased $815, to $0 for the three months ended June 30, 2014, from $815 for the same period in 2013 as we did not sell any SOD products and our operating subsidiary, Chongqing SOD, ceased production and was in the process of the relocation.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues decreased $275, to $0 for the three months ended June 30, 2014, from $275 during the same period in 2013.

Gross Profit. Our gross profit decreased by $540, to $0 for the three months ended June 30, 2014 from $540 during the same period in 2013.

Operating Expenses. Our total operating expenses for the three months ended June 30, 2014 decreased $33,600, or 20.03%, to $134,152, from $167,752 for the same period in 2013. This reduction was mainly due to the decrease in professional fees paid to third parties.

Other Income (expense). Other income was $7,828 during the three months ended June 30, 2014, a decrease of $26,452 from $34,280 during a same period in 2013. Such decrease mainly came from the reduction of transaction exchange gains.

Net Loss attributable to China Longyi. As a result of above factors, our net loss increased by $14,739, or 14.25%, to $(118,140) for the three months ended June 30, 2014, from $(103,401) for the same period in 2013.

Six Months Ended June 30, 2014 Compared to Six Months ended June 30, 2013

The following table summarizes the results of our operations for the six months ended June 30, 2014 and 2013 and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2013 to the same period of 2014.

	Six Months Ended
	June 30,		Increase	% Increase
Item	2014	2013	(Decrease)	(% Decrease)
Revenue	$0	$10,415	$(10,415)	(100%	)
Cost of Revenue	0	7,003	(7,003)	(100%	)
Gross Profit	0	3,412	(3,412)	(100%	)
Operating Expenses	262,729	266,414	(3,685)	(1.38%	)
Other Income (Expense)	2,567	19,681	(17,114)	(86.96%	)
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(244,524)	$(223,972)	$20,552	9.18%

Revenues. Revenues decreased $10,415, to $0 for the six months ended June 30, 2014, from $10,415 for the same period in 2013 as we did not sell any SOD products and our operating subsidiary, Chongqing SOD, ceased production and was in the process of the relocation.

Cost of Revenues. Our cost of revenues decreased $7,003, to $0 for the six months ended June 30, 2014, from $7,003 during the same period in 2013.

Gross Profit. Our gross profit decreased by $3,412, to $0 for the six months ended June 30, 2014 from $3,412 during the same period in 2013.

Operating Expenses. Our total operating expenses for the six months ended June 30, 2014 decreased $3,685 or 1.38%, to $262,729, from $266,414 for the same period in 2013. This reduction was mainly due to the decrease in professional fees paid to third parties.

Other Income (expense). Other income was $2,567 during the six months ended June 30, 2014, a decrease of $17,114 from $19,681 during a same period in 2013. Such decrease mainly came from the reduction of transaction exchange gains.

Net Loss attributable to China Longyi. As a result of above factors, our net loss increased by $20,552, or 9.18%, to $(244,52) for the six months ended June 30, 2014, from $(223,972) for the same period in 2013.

Liquidity and Capital Resources

We had $19,822 in cash and cash equivalents as of June 30, 2014. As of such date, we also had total current assets of $457,415 and total assets of $823,378. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $1,486,630. Our stockholders’ equity as of June 30, 2014 was $(663,252). Since inception, we have accumulated a net loss of $30,531,464.

The following table summarizes the statements of cash flows from the financial statements for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

	Six Months Ended
	June 30,
	2014	2013
Net Cash Used In Operating Activities	$(224,833)	$(19,131)
Net Cash Provided By (Used In) Investing Activities	-	(617)
Net Cash Provided By Financing Activities	223,198	44,856
Effect of foreign exchange rate fluctuation	742	(19,180)
Net increase (decrease) in Cash and Cash Equivalents	(893)	5,928
Cash and Cash Equivalents - Beginning of Period	20,715	11,916
Cash and Cash Equivalents – End of Period	19,822	17,844

Operating Activities

Net cash used in operating activities was $224,833 for the six-month period ended June 30, 2014, which is an increase of $205,702 from $19,131 of net cash used in the operating activities for the same period of 2013. The increase of the cash used in operating activities was mainly attributed to the fact that there was a change of accounts receivables. Cash provided from accounts receivables was $145,783 during the first six months of 2013, however the cash provided from accounts receivable was $0 during the first six months of 2014.

Investing Activities

Net cash used in investing activities for the six-month period ended June 30, 2014 was $0, which is a decrease of approximately $617 from net cash used in investing activities of $617 for the same period of 2013.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2014 was $223,198 as compared to $44,856 provided by financing activities for the same period in 2013. We received $223,198 as the loan from one of our directors during the first six months of 2014.

The Company did not have any bank loans as of June 30, 2014.

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

	June 30,				December 31,
	2014		2013		2013
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.1528	7.7557	6.1687	7.7443	6.0969	7.7546

Items in the statements of income and comprehensive income, and the statements of cash flows	6.1379	7.7516	6.2422	7.7587	6.1929	7.7532

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended June 30, 2014 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: August 11, 2014
By: /s/ Jie Chen
-------------------------------------
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: August 11, 2014	By: /s/ Xinmin Pan
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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements.