Form 10-Q
period 2014-09-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2014-11-14
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2014 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2014	2013
Current assets
Cash and cash equivalents	$10,237	$20,715
Inventories	397,348	400,924
Account receivalbes	22,508	21,073
Other receivables	8,004	10,160
Deposits and prepayments	27,019	15,869
Total current assets	465,116	468,741

Investment	11,096	11,198
Property, plant and equipment (net)	345,306	377,455
	$821,518	$857,394

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,626	$5,706
Accrued liabilities	166,408	167,514
Due to directors	654,763	435,110
Due to related parties	395,444	344,536
Other payables	365,645	310,061
Total current liabilities	1,587,886	1,262,927

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(30,641,628)	(30,286,940)
Accumulated other comprehensive income	175,106	158,216
Total China Longyi stockholders' equity	(812,424)	(474,626)
Noncontrolling interest	46,056	69,093
Total Equity	(766,368)	(405,533)
	$821,518	$857,394

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Nine months ended		Three months ended		Period from Jun 4,1997
	September 30,		September 30,		(inception) to
	2014	2013	2014	2013	September 30, 2014
Revenues
Sales	$-	$11,095	$-	$680	$1,027,204
Cost of sales	-	7,409	-	406	$1,040,259
Gross margin	-	3,686	-	274	$(13,055)
Operating expenses
General and administrative expenses	367,795	366,165	105,066	99,751	$19,571,638
Goodwill impairment loss	-	-	-	-	$5,408,584
Write-off inventory and bus licenses	-	-	-	-	$3,322,712
Research and development costs	-	-	-		$8,880,206
	367,795	366,165	105,066	99,751	$37,183,140
Loss from operations	(367,795)	(362,479)	(105,066)	(99,477)	$(37,196,195)
Other income (expense)
Interest income	16	23	9	(8)	$325,703
Other income (expense)	5,202	-	1,730	-	$1,253,413
Transaction exchange gain	(15,900)	21,404	(14,988)	1,738	$1,073,983
Gain on asset disposal	-	-	-	-	$1,172
Gain on debt settlement	-	-	-	-	$156,018
Gain on disposal subsidiary	-	-	-	-	$4,093,455
Interest expense	-	-	-		$(712,302)
	(10,682)	21,427	(13,249)	1,730	$6,191,442
Loss before income tax expense and noncontrolling interest	(378,477)	(341,052)	(118,315)	(97,747)	$(31,004,753)
Income tax expense	-	-	-	-	$-
Net loss	(378,477)	(341,052)	(118,315)	(97,747)	$(31,004,753)
Less: Net loss attributable to noncontrolling interest	23,789	28,912	8,151	(9,563)	$363,125
Net loss attributable to China Longyi	$(354,688)	$(312,140)	$(110,164)	$(107,310)	$(30,641,628)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862	77,655,862	77,655,862
Comprehensive loss
Net loss	$(378,477)	$(341,052)	$(118,315)	$(97,747)	$(31,004,753)
Foreign currency translation adjustment	17,642	(18,465)	26,938	(1,791)
Comprehensive loss	(360,835)	(359,517)	(91,377)	(99,538)
Comprehensive loss attributable to noncontrolling interest	(23,037)	(29,903)	(8,151)	(9,760)
Comprehensive loss attributable to China Longyi	$(337,798)	$(329,614)	$(83,226)	$(89,778)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,		Period from Jun 4, 1997
	2014	2013	(inception) to 09.30, 2014
Cash flows from operating activities:
Net loss	$(378,477)	$(341,052)	$(31,004,753)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	28,777	28,583	1,315,591
Loss on sales of property and equipment		-	9,873
Impairment loss for fixed assets	-	-	1,052,950
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-	-	(3,882,796)
Research and development expenses recorded in organization	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Accounts receivalbes	(1,628)	165,669	(19,226)
Other receivables	2,080	(92)	5,325,578
Due from related parties	-	(4,350)	31,486
Interest receivable	-	-	17,667
Deposits and prepayment	(11,309)	35	682,914
Inventory	(47)	3,936	(822,364)
Other payables	57,995	87,850	(212,223)
Due to related parties	53,362	36,597	107,938
Accounts payable and accrued liabilities	(28)	611	(3,320,211)
Net cash used in operations	(249,275)	(22,213)	(12,678,410)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	-	-	665,092
Purchase of investment	-	-	-
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	-	(1,512)	(521,239)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	-	701,100
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	-	(1,512)	(2,179,460)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collecttion from shareholders	-	-	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Proceeds (repayments) loans from directors	222,970	45,036	531,616
Net cash provided by financing activities	222,970	45,036	14,716,616
Effect of foreign exchange rate fluctuation	15,827	(21,191)	151,491
Increase(decrease) in cash and cash equivalents	(10,478)	120	10,237
Cash and cash equivalents, beginning of period	20,715	11,916	-
Cash and cash equivalents, end of period	$10,237	$12,036	$10,237

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to condensed consolidated financial statements (Unaudited)
September 30, 2014

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements of China Longyi Group International Holdings Limited (the “Company” or “China Longyi”) include the accounts of China Longyi and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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
September 30, 2014

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
September 30, 2014

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
September 30, 2014

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
September 30, 2014

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

The Company had incurred losses since inception and had working capital deficiency of $1,122,770 as at September 30, 2014 (December 31, 2013: deficiency of $794,186). There exits substantial doubt about the Company’s ability to continue as a going concern, which contemplated the realization of assets and the payment of liabilities in the ordinary course of business. To alleviate the situation, management obtained $28,113,294 in funding through the issuance of additional stock to one of the Company’s shareholders on July 27, 2007. On November 12, 2007, the Company completed an acquisition transaction with Top Time whereby it paid Daykeen, Top Time’s sole shareholder, a total consideration of $54.9 million, in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. The equity portion of the purchase price amounts to a total of 62,250,000 post reverse split shares of the Company’s common stock.

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

As of September 30, 2014 the Company has accumulated deficit from recurring net loss of $30,641,628 and cash and cash equivalent of $10,237. The application of the going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is, primarily as a result of the conditions described above, substantial doubt as to the appropriateness of the use of the going concern assumption. The accompanying financial statements have been prepared on a going concern basis notwithstanding these conditions.

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
September 30, 2014

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
September 30, 2014

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
September 30, 2014

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the nine months period ended September 30, 2014 and 2013 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to September 30, 2014.

SHIPPING AND HANDLING

Costs relating to shipping and handling are part of general and administrative expenses in the consolidated statements of operations and comprehensive loss. Insignificant amount of shipping and handling costs incurred during the nine months ended September 30, 2014 and 2013.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to condensed consolidated financial statements (Unaudited)
September 30, 2014

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

There were no stock options and potentially dilutive securities outstanding at September 30, 2014.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with ASC Topic 718, (formerly SFAS 123(R), “Share-Based Payment.”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period. The Company had no such compensation expense for the nine months ended September 30, 2014 and 2013.

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
September 30, 2014

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

Management has considered all events occurring through November 14, 2014, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statement.

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

Third Quarter of 2014 Financial Performance Highlights

The following are some financial highlights for the three months ended September 30, 2014:

•	Revenue: Revenue decreased $680, to $0 for the three months ended September 30, 2014, from $680 for the same period in 2013.

•	Expense from operations: Expense from operations increased $5,315, or 5.33%, to $105,066 for the three months ended September 30, 2014, from $99,751 for the same period in 2013.

•	Net loss: Net loss increased $20,568, or 21%, to $(118,315) for the three months ended September 30, 2014, from $(97,747) for the same period in 2013.

•	Fully diluted net income per share: Fully diluted net loss per share was $0 for the three months ended September 30, 2014, as compared to $0 for the same period in 2013.

Provision for Income Taxes

•

United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the third quarter of 2014.

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

We incurred no income taxes in either the three months ended September 30, 2014 or the three months ended September 30, 2013.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months ended September 30, 2013

The following table summarizes the results of our operations for the three months ended September 30, 2014 and 2013 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2013 to the same period of 2014.

	Three Months Ended
	September 30,		Increase	% Increase
Item	2014	2013	(Decrease)	(% Decrease)
Revenue	$0	$680	$(680)	(100%	)
Cost of Revenue	0	406	(406)	(100%	)
Gross Profit	0	274	(274)	(100%	)
Operating Expenses	105,066	99,751	5,315	5.33%
Other Income	(13,249)	1,730	(14,979)	(865.84%	)
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(110,164)	$(107,310)	$2,854	2.66%

Revenues. Our revenues were historically derived primarily from sales of our SOD products. Revenues decreased $680, to $0 for the three months ended September 30, 2014, from $680 for the same period in 2013 as we did not sell any SOD products and our operating subsidiary, Chongqing SOD, ceased production and was in the process of the relocation.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues decreased $406, to $0 for the three months ended September 30, 2014, from $406 during the same period in 2013 as we did not have any sales in this period.

Gross Profit. Since we did not have any sales for the three months ended September 31, 2014, our gross profit decreased by $274, to $0 for the three months ended September 30, 2014 from $274 during the same period in 2013.

Operating Expenses. Our total operating expenses for the three months ended September 30, 2014 increased $5,315, or 5.33%, to $105,066, from $99,751 for the same period in 2013. This increase was mainly because of the increased fees for professional services.

Other Income (expense). Other income was $(13,249) during the three months ended September 30, 2014, a decrease of $14,979 from $1,730 during a same period in 2013. Such decrease mainly came from the transaction exchange gain.

Net Loss attributable to China Longyi. As a result of above facts, our net loss increased by $2,854, or 2.66%, to $(110,164) for the three months ended September 30, 2014, from $(107,310) for the same period in 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months ended September 30, 2013

The following table summarizes the results of our operations for the nine months ended September 30, 2014 and 2013 and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2013 to the same period of 2014.

	Nine Months Ended
	September 30,		Increase	% Increase
Item	2014	2013	(Decrease)	(% Decrease)
Revenue	$0	$11,095	$(11,095)	(100%	)
Cost of Revenue	0	7,409	(7,409)	(100%	)
Gross Profit	0	3,686	(3,686)	(100%	)
Operating Expenses	367,795	366,165	1,630	0.45%
Other Income	(10,682)	21,427	(32,109)	(149.85%	)
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(354,688)	$(312,140)	$42,548	13.63%

Revenues. Revenues decreased $11,095, to $0 for the nine months ended September 30, 2014, from $11,095 for the same period in 2013 as we did not sell any SOD products and our operating subsidiary, Chongqing SOD, ceased production and was in the process of the relocation.

Cost of Revenues. Our cost of revenues decreased $7,409, to $0 for the nine months ended September 30, 2014, from $7,409 during the same period in 2013 as we did not have any sales in this period.

Gross Profit. Since we did not have any sales in current period, our gross profit decreased by $3,686, to $0 for the nine months ended September 30, 2014 from $3,686 during the same period in 2013.

Operating Expenses. Our total operating expenses for the nine months ended September 30, 2014 increased $1,630, or 0.45%, to $367,795, from $366,165 for the same period in 2013. This increase was mainly due to the increase in professional fees paid to third parties.

Other Income (expense). Other income was $(10,682) during the nine months ended September 30, 2014, a decrease of $32,109 from $21,427 during a same period in 2013. Such decrease mainly came from the reduction of transaction exchange gains.

Net Loss attributable to China Longyi. As a result of above facts, our net loss increased by $42,548, or 13.63%, to $(354,688) for the nine months ended September 30, 2014, from $(312,140) for the same period in 2013.

Liquidity and Capital Resources

We had $10,237 in cash and cash equivalents as of September 30, 2014. As of such date, we also had total current assets of $465,116 and total assets of $821,518. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $1,587,886. Our stockholders’ equity as of September 30, 2014 was $(766,368). Since inception, we have accumulated a net loss of $30,641,628.

The following table summarizes the statements of cash flows from the financial statements for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

	Nine Months Ended
	September 30,
	2014	2013
Net Cash Provided By (Used In) Operating Activities	$(249,275)	$(22,213)
Net Cash Provided By (Used In) Investing Activities	0	(1,512)
Net Cash Provided By (Used In) Financing Activities	222,970	45,036
Effect of foreign exchange rate fluctuation	15,827	(21,191)
Net increase (decrease) in Cash and Cash Equivalents	(10,478)	120
Cash and Cash Equivalents - Beginning of Period	20,715	11,916
Cash and Cash Equivalents – End of Period	10,237	12,036

Operating Activities

Net cash used in operating activities was $249,275 for the nine-month period ended September 30, 2014, which is an increase of $227,062 from $22,213 of net cash used in the operating activities for the same period of 2013. The increase of the cash used in operating activities was mainly attributed to the fact that there was a change of accounts receivables. Cash provided from accounts receivables was $165,669 for the nine months ended September 30, 2013, while the cash provided from accounts receivable was $(1,628) for the nine months ended September 30, 2014.

Investing Activities

Net cash used in investing activities for the nine-month period ended September 30, 2014 was $0, which is a decrease of approximately $1,512 from net cash used in investing activities of $1,512 for the same period of 2013.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2014 was $222,970 as compared to $45,036 provided by financing activities for the same period in 2013. We received $222,970 as the loan from one of our directors for the nine months ended September 30, 2014.

The Company did not have any bank loans as of September 30, 2014.

We expect that our directors will continue to provide cash as loans to the company. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Critical Accounting Policies

Economic and Political Risks
The Company faces a number of risks and challenges as a result of having primary operations and marketing in the PRC. Changing political climates in the PRC could have a significant effect on the Company’s business.

Foreign Currencies

The company has determined that RMB to be its functional currency. The accompanying consolidated financial statements are presented in U.S. dollars. The consolidation financial statements are translated into US dollars from RMB at quarter-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	September 30,				December 31,
	2014		2013		2013
	RMB	HK$	RMB	HK$	RMB	HK$

Balance sheet items, except for equity accounts	6.1525	7.7638	6.1480	7.7541	6.0969	7.7546

Items in the statements of income and comprehensive income, and the statements of cash flows	6.1442	7.7541	6.2172	7.7577	6.1929	7.7532

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended September 30, 2014 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: November 14, 2014
By: /s/ Jie Chen
-------------------------------------
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: November 14, 2014	By: /s/ Xinmin Pan
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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements.