Form 10-K
period 2014-12-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2015-03-31
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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
Yes [   ] No [ x ]

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $0.35 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 77,655,862 shares of the registrant’s common stock outstanding as of March 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

FORM 10-K
For the Fiscal Year Ended December 31, 2014

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

Our Products

Historically we manufactured one product, which was Jiuzhou SOD plant wine which we marketed under the name “Jiuzhou Holy Wine.” Our Jiuzhou SOD plant wine was a product developed from the zymolysis of natural wide berries with an alcohol level of 21%. We recently started producing and selling SOD Fruit Enzymes. We also plan to produce SOD oral liquid and SOD capsules if the future. In addition, we plan to produce and sell SOD medicines and skin care products after we receive manufacturing permits from the State Food and Drug Administration, or SFDA.

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

Research and Development

We currently operate our research and development department through Beijing SOD. As of December 31, 2014, we have 15 research and development staff (3 of whom hold Master/PhD degrees). Our research and development department is responsible for developing advanced technologies, developing new SOD products and training. We also plan to establish a “life technology” research academy for where our staff may research and develop SOD’s application as an antioxidant and energy booster.

We did not incur expenditures for research and development for the years ended December 31, 2014 and 2013.

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

Employees

As of December 31, 2014, we had a total of 47 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our Company.

Department	Number of Employees
Sales	8
Administration	10
Finance	8
SOD Production Center	6
Research and Development	15
Total	47

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

RISKS RELATED TO OUR BUSINESS

We currently have limited business operations and revenues from operations.

We currently have limited business operations and revenues from operations. We currently have no significant assets or financial resources, and will, in all likelihood, continue to sustain operating expenses without corresponding revenues until the full resumption of our manufacturing and selling SOD products or the consummation of a business combination.

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included with this report, we had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years as of December 31, 2014. These conditions raise substantial doubt about our ability to continue as a going concern.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in the economic and political policies of the PRC government could have a material and adverse effect on our business and operations.

We conduct substantially all our business operations in China. Accordingly, our results of operations, financial condition and prospects are significantly dependent on economic and political developments in China. China’s economy differs from the economies of developed countries in many aspects, including the level of development, growth rate and degree of government control over foreign exchange and allocation of resources. While China’s economy has experienced significant growth in the past 30 years, the growth has been uneven across different regions and periods and among various economic sectors in China. We cannot assure you that China’s economy will continue to grow, or that if there is growth, such growth will be steady and uniform, or that if there is a slowdown, such slowdown will not have a negative effect on its business and results of operations.

The PRC government exercises significant control over China’s economic growth through the allocation of resources, control over payment of foreign currency-denominated obligations, implementation of monetary policy, and preferential treatment of particular industries or companies. Certain measures adopted by the PRC government may restrict loans to certain industries, such as changes in the statutory deposit reserve ratio and lending guidelines for commercial banks by the People’s Bank of China, or PBOC. These current and future government actions could materially affect our liquidity, access to capital, and ability to operate our business.

The global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. Since 2012, growth of the Chinese economy has slowed down. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, any stimulus measures designed to boost the Chinese economy, may contribute to higher inflation, which could adversely affect our results of operations and financial condition.

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

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

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

Failure to comply with PRC regulations relating to the investment in offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

On July 14, 2014, SAFE issued the Circular on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or Circular 37, which replaced the Circular 75, promulgated by SAFE on October 21, 2005. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in Circular 37 as a “special purpose vehicle.”

We have notified substantial beneficial owners of our company who we know are PRC residents to comply with the registration obligation. However, we may not be aware of the identities of all our beneficial owners who are PRC residents. In addition, we do not have control over our beneficial owners and cannot assure you that all of our PRC resident beneficial owners will comply with Circular 37. The failure of our beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner pursuant to Circular 37 or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in Circular 37 may subject such beneficial owners or our PRC subsidiaries to fines and legal sanctions. Failure to register or amend the registration may also limit our ability to contribute additional capital to our PRC subsidiaries or receive dividends or other distributions from our PRC subsidiaries or other proceeds from disposal of our PRC subsidiaries, or we may be penalized by SAFE. These risks may have a material adverse effect on our business, financial condition and results of operations.

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

The Security Review Rules may make it more difficult for us to make future acquisitions or dispositions of our business operations or assets in China.

The Security Review Rules, effective as of September 1, 2011, provides that when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the national security review by MOFCOM, the principle of substance-over-form should be applied and foreign investors are prohibited from circumventing the national security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. If the business of any target company that we plan to acquire falls within the scope subject to national security review, we may not be able to successfully acquire such company by equity or asset acquisition, capital increase or even through any contractual arrangement.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on NonResident Enterprises’ Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China.

Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term “indirectly transfer” is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

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

	Closing Prices (1)
	High	Low

Year Ended December 31, 2014

1st Quarter	$0.20	$0.03
2nd Quarter	$0.04	$0.04
3rd Quarter	$0.04	$0.04
4th Quarter	$0.05	$0.04

Year Ended December 31, 2013

1st Quarter	$0.00	$0.00
2nd Quarter	$0.00	$0.00
3rd Quarter	$0.00	$0.00
4th Quarter	$0.25	$0.00

________________________
(1)The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

On March 27, 2015, there were approximately 311 stockholders of record of our common stock.

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

Fiscal Year Ended December 31, 2014 Compared to December 31, 2013

The following table summarizes the results of our operations during the fiscal years ended December 31, 2014 and 2013 and provides information regarding the dollar and percentage increase or (decrease) from the 2013 fiscal year to the 2014 fiscal year.

				Percentage
			Increase	Increase
Line Item	December 31, 2014	December 31, 2013	(Decrease)	(Decrease)
Revenues	$107,566	$58,380	$49,186	84.25%
Cost of Sales	$192,027	$48,086	$143,941	299.34%
Operating Expenses	$486,758	$583,410	$(96,652)	(16.57%	)
Income Taxes	$-	$-	$-	-
Net (Loss)	$(396,375)	$(476, 161)	$(79,786)	(16.76%	)

Revenue

Our revenues are derived primarily from sales of our SOD products. Our revenues in fiscal year 2014 amounted to $107,566, as compared with $58,380 of fiscal year 2013. The increase in revenues was due to SOD Fruit Enzymes products being sold in 2014 as compared with 2013. During the last quarter of 2014, we held a promotion event in order to introduce new SOD products, and sold some of new products at a preferential price to our selected customers.

Cost of Sales

Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of sales in fiscal years 2014 and 2013 was $192,027 and $48,086, respectively, which accounts for approximately 178.52% and 82.37%, respectively, as a percentage of total revenues. The dollar amount of the cost of sales increased as a result of more SOD products being sold as compared with 2013. Cost of sales as a percentage of annual revenues increased by about 96.15% in 2014 as compared with 2013, which is mainly attributable to the promotion event. During the promotion period, we sold some of new products at a preferential price, which is lower than the cost to our selected customers.

Gross Profit (Loss)

Our gross profit decreased by $94,755, or 920.49%, to $(84,461) in fiscal year 2014 from $10,294 in 2013. Gross profit as a percentage of revenues was (78.52)% in fiscal year 2014, a decrease of 96.15% from 17.63% in 2013.

Operating Expenses

Our operating expenses for the fiscal year ended December 31, 2014 were $486,758, as compared to $583,410 for 2013. This decrease of $96,652 or 16.57% is primarily due to the fact that we paid less professional and financial consultation fees in the year of 2014 as compared with 2013.

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

We incurred no income taxes in either 2014 or 2013.

Net Income (Loss).

As a result of the factors described above, our net loss decreased $79,786, or 16.76%, to $(396,375) for the year ended December 31, 2014, from $(476,161) for 2013.

Liquidity and Capital Resources

General

As of December 31, 2014, we had cash and cash equivalents of approximately $46,366. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

For the Fiscal Year Ended December 31,
	2014	2013
Net cash provided by (used in) operating activities	$ (180,543)	$ (31,555)
Net cash provided by (used in) investing activities	$ (5,298)	$ (1,518)
Net cash provided by (used in) financing activities	$ 206,414	$ 55,176
Net cash flow	$ 25,651	$ 8,799

Operating Activities

Net cash used in operating activities was $180,543 for the fiscal year ended December 31, 2014, which is an increase of $148,988 from $31,555 net cash used in operating activities for 2013. The increase of the cash used in operating activities was mainly attributed to the fact that there was a change of accounts receivables. Cash provided from accounts receivables was $145,573 in 2013, however the cash provided from accounts receivable was $(6,632) in 2014.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the fiscal year ended December 31, 2014 was $5,298, which is an increase of $3,780 from net cash used in investing activities of $1,518 for 2013. The increase of the cash used in investing activities was mainly due to the fact that there was an increase of purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2014 was $206,414, while in 2013 we had $55,176 net cash provided by financing activities. Such change was attributable to the fact that we received $206,414 as the loan from one of our directors in 2014.

We expect to generate approximately between $0.8 million to $1.5 million of revenues from the sale of our products during the next 12 months. If our cash on hand and cash flow from operations do not meet our expected capital expenditure and working capital requirements for the next 12 months, we expect that our directors will provide more cash as loans to the company. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

	December 31,
	2014		2013
	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.1190	7.7567	6.0969	7.7546

Items in the statements of income and comprehensive income, and the statements of cash flows	6.1424	7.7544	6.1929	7.7532

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2014 and 2013 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2014.

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors:

Name	Age	Position
Changde Li	58	Chairman of the Board
Jie Chen	59	Chief Executive Officer and Director
Xinmin Pan	69	Chief Financial Officer
Hui Chen	45	Director
Hongliang Li	53	Director
Wei Wang	44	Director

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2014 fiscal year.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors and executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

On March 8, 2004, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions are subject to. A copy of the code of ethics has been filed as Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003 filed on April 15, 2004.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table – 2014 and 2013

The following table sets forth information concerning all compensation awarded to, earned by or paid to Our Chief Executive Officer for services rendered in all capacities during 2014 and 2013. No other executive officers received total annual salary and bonus compensation in excess of $100,000 in either fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Jie Chen, CEO and Director	2014	5,860	-	5,860
	2013	5,813	-	5,813

Outstanding Equity Awards at Fiscal Year End

There was no unexercised option, stock that has not vested or equity incentive plan award for any named executive officer as of December 31, 2014.

Additional Narrative Disclosure

We have an employment agreement with Mr. Xinmin Pan who became our Chief Financial Officer in December 2006 after serving as our accountant from October 2006 to December 2006. We are obligated to pay him an annual salary of RMB 72,000, or $13,500. However, in 2007, we changed the employment agreement with Mr. Pan to pay him an annual salary of RMB 36,000 or $4,732 due to our limited revenue in the fiscal year 2007. We paid to Mr. Pan RMB 36,000 or $5,813 as his annual salary of the fiscal year 2013 and RMB 36,000 or $5,860 as his annual salary of the fiscal year 2014.

We have a verbal understanding with our Chief Executive Officer and Director, Jie Chen, regarding her annual salary of $5,813 and $5,860 for the fiscal years 2013 and 2014, respectively.

Although we have a verbal understanding with our Chairman, Chang-de Li regarding the payment to him of an annual salary in amount of $107,692, Mr. Li did not receive any compensation in 2013 and 2014.

Compensation of Directors

There have been no fees earned or paid in cash for services to our directors. No stock or stock options or other equity incentives were awarded to our directors for their services as directors during the fiscal year ended December 31, 2014. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. However, we do reimburse each director for reasonable travel expenses related to such director's attendance at board of directors and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock as of March 27, 2015 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Longyi Group International Holdings Limited, 8B 8/F East Area, Century Golden Resources Business Center, 69 Banjing Road, Haidian District, Beijing, and People’s Republic of China 100097.

			Amount &Nature of
	Name & Address		Beneficial	Percent of
Title of Class	of Beneficial Owner	Office, If Any	Ownership(1)	Class(2)
Directors and Officers

Common Stock	Chang-de Li No. 95 Kangxi Road Ba Da Xia Industrial Development Zone Yanqing County, Beijing People’s Republic of China	Chairman	6,034,695 (3)	7.77%

Common Stock	Jie Chen	CEO and Director	0	*

Common Stock	Xinmin Pan	CFO	0	*

Common Stock	Hui Chen	Director	0	*

Common Stock	Hongling Li	Director	0	*

Common Stock	Wei Wang	Director	62,750,000 (4)(5)	80.81%

Common Stock	All officers and directors as a group (5 persons named above)		68,784,695	88.58%

5% Security holders

Common Stock	Daykeen Investment Limited 19th Floor, Beverly House, Nos. 93- 107 Lockhart Road, Wanchai, Hong Kong	62,250,000 (4)	80.16%

Common Stock	Jolly Concept Management Limited 19th Floor, Beverly House, Nos. 93- 107 Lockhart Road, Wanchai, Hong Kong	5,134,000 (3)	6.61%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

A total of 77,655,862 shares of our common stock are considered to be issued and outstanding pursuant to SEC Rule 13d-3(d) (1) as of March 27, 2015. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2014 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”):

As of December 31, 2014, we had borrowed an aggregate of approximately $641,134 from our directors to be used as working capital. The loans do not have maturity dates and are non-interest bearing and unsecured.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

The following table represents fees billed for 2014 and 2013 for professional audit services rendered by our independent registered public accounting firms:

	2014	2013

Audit fees(1)	$50,000	$50,000
Audit-related fees(2)	17,000	17,000
Tax fees	0	0
All other fees	0	0
Total	67,000	67,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by Tao Su, CPA for our consolidated financial statements as of and for the year ended December 31, 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements are set forth beginning on page F-1 of the Report

º	Report of Independent Registered Public Accounting Firm	F-2
º	Consolidated Balance Sheets	F-3
º	Consolidated Statements of Operations and Comprehensive Income (Loss)	F-4
º	Consolidated Statements of Cash Flows	F-5
º	Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-6
º	Notes to Consolidated Financial Statements	F-7

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

14	Code of Ethics [incorporated by reference to Exhibit 14 of the Annual Report on Form 10- KSB of the Company for the fiscal year ended December 31, 2003]

21	A description of the subsidiaries of the registrant. [Incorporated by reference to Exhibit 21of the Form 10-K filed on April 15, 2011 in Commission file number 0-30183]

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

By: /s/ Jie Chen
Jie Chen
Chief Executive Officer

Date: March 31, 2015

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

SIGNATURE	CAPACITY	DATE

/s/Chang-de Li	Chairman
March 31, 2015
Chang-de Li

/s/Jie Chen	Chief Executive Officer and Director
	(Principal Executive Officer)	March 31, 2015
Jie Chen

/s/Xinmin Pan	Chief Financial Officer
	(Principal Financial and Accounting Officer)	March 31, 2015
Xinmin Pan

/s/Hui Chen	Director
March 31, 2015
Hui Chen

/s/Hongliang Li	Director
March 31, 2015
Hongliang Li

/s/Wei Wang	Director
March 31, 2015
Wei Wang

EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

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

14	Code of Ethics [incorporated by reference to Exhibit 14 of the Annual Report on Form 10- KSB of the Company for the fiscal year ended December 31, 2003]

21	A description of the subsidiaries of the registrant. [Incorporated by reference to Exhibit 21of the Form 10-K filed on April 15, 2011 in Commission file number 0-30183]

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 and 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Tao Su, CPA (Colorado, United States)
789 West Pender Street, Suite 1588, Vancouver BC V6C 1H2 Canada
Tel: (604)434-8026 Fax: (604)434-8972 Email:sutaocga@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
China Longyi Group International Holdings Limited
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of China Longyi Group International Holdings Limited (the "Company") as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as an early stage development company, the Company has earned insignificant revenues. The Company has working capital deficiency of $1,167,381 as at December 31, 2014 and as of that date, accumulated deficit from recurring losses of $30,654,175 incurred for the current and prior years. These conditions, along with other matters as set forth in Note 1 indicate the existence of a material uncertainty that my raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Tao Su
Tao Su, CPA

Vancouver, BC

March 28, 2015

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2014	2013
Current assets
Cash and cash equivalents	$46,366	$20,715
Inventories	389,362	400,924
Account receivalbes	27,654	21,073
Other receivables	6,312	10,160
Deposits and prepayments	15,331	15,869
Total current assets	485,025	468,741

Investment	11,157	11,198
Property, plant and equipment (net)	358,531	377,455
	$854,713	$857,394

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,657	$5,706
Accrued liabilities	181,747	167,514
Due to directors	641,134	435,110
Due to related parties	389,842	344,536
Other payables	434,026	310,061
Total current liabilities	1,652,406	1,262,927

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development	(30,654,175)	(30,286,940)
stage
Accumulated other comprehensive income	162,255	158,216
Total China Longyi stockholders' equity	(837,822)	(474,626)
Noncontrolling interest	40,129	69,093
Total Equity	(797,693)	(405,533)
	$854,713	$857,394

See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Twelve months ended		Period from June 4,1997
	December 31,
			(inception) to
	2014	2013	December 31, 2014
Revenues
Sales	$107,566	$58,380	$1,134,770
Cost of sales	192,027	48,086	$1,232,286
Gross margin	(84,461)	10,294	$(97,516)
Operating expenses
General and administrative expenses	486,758	583,410	$19,690,601
Goodwill impairment loss	-	-	$5,408,584
Write-off inventory and bus licenses	-	-	$3,322,712
Research and development costs	-	-	$8,880,206
	486,758	583,410	$37,302,103
Loss from operations	(571,219)	(573,116)	$(37,399,619)
Other income (expense)
Interest income	60	27	$325,747
Other income (expense)	179,826	84,104	$1,428,037
Transaction exchange gain	(5,042)	12,824	$1,084,841
Gain on asset disposal	-	-	$1,172
Gain on debt settlement	-	-	$156,018
Gain on disposal subsidiary	-	-	$4,093,455
Interest expense	-	-	$(712,302)
	174,844	96,955	$6,376,968
Loss before income tax expense and noncontrolling interest	(396,375)	(476,161)	$(31,022,651)
Income tax expense	-	-	$-
Net loss	(396,375)	(476,161)	$(31,022,651)
Less: Net loss attributable to noncontrolling interest	29,140	48,230	$368,476
Net loss attributable to China Longyi	$(367,235)	$(427,931)	$(30,654,175)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862
Comprehensive loss
Net loss	$(396,375)	$(476,161)	$(31,022,651)
Foreign currency translation adjustment	4,215	(10,889)
Comprehensive loss	(392,160)	(487,050)
Comprehensive loss attributable to noncontrolling interest	(28,964)	(49,909)
Comprehensive loss attributable to China Longyi	$(363,196)	$(437,141)

See accompanying notes to consolidated financial statements.

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended December 31		Period from Jun 4, 1997
	2014	2013	(inception) to 12.31, 2014
Cash flows from operating activities:
Net loss	$(396,375)	$(476,161)	$(31,022,651)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	22,792	38,182	1,292,028
Loss on sales of property and equipment	-	-	9,873
Loss on disposal of fixed assets	-	29,227	29,227
Impairment loss for fixed assets	-	20,646	1,073,596
Write-off goodwill and inventory	-	-	7,101,506
Stock issued for services and debt	-	-	1,869,100
(Gain) loss on disposition in subsidiary	-	-	(3,882,796)
Research and development expenses recorded in organiza	-	-	8,612,730
Reorganization expenses recorded in organization	-	-	455,830
Changes in operating assets and liabilities:
Accounts receivalbes	(6,632)	145,573	(24,230)
Other receivables	3,809	2,488	5,327,307
Due from related parties	-	56,257	31,486
Interest receivable	-	-	17,667
Deposits and prepayment	479	36	694,702
Inventory	10,075	39,715	(812,242)
Other payables	139,048	21,355	(131,170)
Due to related parties	46,289	90,513	100,865
Accounts payable and accrued liabilities	(28)	614	(3,320,211)
Net cash used in operations	(180,543)	(31,555)	(12,577,383)

Cash flows from investing activities:
Reorganization - net of cash acquired	-	-	(320,579)
Purchase of subsidiaries	-	-	(1,690,474)
Redemption of short term investment	-	-	665,092
Purchases of intangible assets	-	-	(833,357)
Purchases of property and equipment	(5,298)	(1,518)	(558,832)
Purchases of construction in progress	-	-	(169,081)
Sales of property and equipment	-	-	701,100
Deposit on subsidiary	-	-	(10,922)
Net cash provided by (used in) investing activities	(5,298)	(1,518)	(2,217,053)

Cash flows from financing activities:
Addition of short term loans	-	-	1,612
Collecttion from shareholders	-	-	503,171
Payments to stockholders	-	-	(1,634,763)
Proceeds from issuance of stock	-	-	13,149,845
Proceeds from convertible promissory note	-	-	3,128,225
Dividends paid	-	-	(1,000,000)
Proceeds to notes payable	-	-	649,492
Payments on notes payable	-	-	(612,582)
Proceeds (repayments) loans from directors	206,414	55,176	515,060
Net cash provided by financing activities	206,414	55,176	14,700,060
Effect of foreign exchange rate fluctuation	5,078	(13,304)	140,742
Increase(decrease) in cash and cash equivalents	25,651	8,799	46,366
Cash and cash equivalents, beginning of period	20,715	11,916	-
Cash and cash equivalents, end of period	$46,366	$20,715	$46,366

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to consolidated financial statements.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

								Development	Accumulated
					Common Stock		Additional	Stage	Other
	Common Stock		Common Stock		Subscribed		Paid In	Accumulated	Comprehensiv	Subscription	Due from	Noncontrolling
	$.12834 Par Value		$.01 Par Value		$.01 Par Value		Capital	Deficit	Income	Receivable	stockholder	Interest	Total

Balance December 31, 2012	$-	$-	$77,655,862	$776,558	$-	$-	$28,877,540	$(29,859,009)	$167,426	$-	$-	$119,002	$81,517

Net loss for the year	-	-	-	-	-	-	-	(427,931)	-	-	-	(48,230)	(476,161)
Foreign currency translation adjustment		-	-	-	-	-	-	-	(9,210)	-	-	(1,679)	(10,889)
Balance December 31, 2013	$-	$-	$77,655,862	$776,558	$-	$-	$28,877,540	$(30,286,940)	$158,216	$-	$-	$69,093	$(405,533)

Net loss for the year	-	-	-	-	-	-	-	(367,235)	-	-	-	(29,140)	(396,375)
Foreign currency translation adjustment		-	-	-	-	-	-	-	4,039	-	-	176	4,215
Balance December 31, 2014	$-	$-	$77,655,862	$776,558	$-	$-	$28,877,540	$(30,654,175)	$162,255	$-	$-	$40,129	$(797,693)

See accompanying notes to consolidated financial statements.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American (“US GAAP”). The accounts of China LongYi Group International Holdings Limited and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the twelve months ended December 31, 2014.

1.	BUSINESS DESCRIPTION AND ORGANIZATION

NAME CHANGE AND REORGANIZATION

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

Through acquisition of Top Time, we changed our business to develop, manufacture and sell SOD products. As a result, on November 28, 2007, one of our subsidiaries, Top Team Holdings Limited (BVI), disposed of five subsidiaries including Euromax International Investments Limited, Beijing China Cardinal Real Estate Consulting Co., Ltd, Eagle Bus Development Limited (HK), Good View Bus Manufacturing Company Limited (HK), and Guangzhou City View Bus Installation Company Limited (PRC) to Mr. Chen, Zhiping for RMB5,000,000.

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

GOING CONCERN

The Company is an early stage development company and has earned only insignificant revenues since its inception. As at December 31, 2014, the Company has a working capital deficiency of $1,167,381 and accumulated deficit from recurring net losses of $30,654,175 incurred for the current and prior years as of December 31, 2014. As at December 31, 2014, the Company has cash and cash equivalents of $46,366.

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

NONCONTROLLING INTEREST IN SUBSIDIARIES

The Company owns 90% of the equity interest in the Beijing LongYi Biology Technology Co. Ltd, and the remaining 10% is owned by Miss Ran Wang. Therefore, the Company records non-controlling interest (expense) income to allocate 10% of the results of the Beijing Longyi Biology Technology limited to Miss Ran Wang, its non-controlling shareholder.

The Company owns 81% of the equity interest in the Chongqing JiuZhou Dismutase Biology Technology Co. Ltd, and remaining 9% is owned by Miss Ran Wang, and another 10% is owned by Mr. Guoqing Tan. Therefore, the Company records non-controlling interest (expense) income to allocate 19% of the results of the Chongqing JiuZhou Dismutase Biology Technology Co. Ltd to Miss Ran Wang and Mr. Guoqing Tan, its non-controlling shareholder.

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

INTANGIBLE ASSETS

The Company adopted the provisions of SFAS No. 142 (“ASC Topic 350”), Goodwill and Other Intangible Assets, effective January 1, 2002. Under ASC Topic 350, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has performed the requisite annual transitional impairment tests on intangible assets and made the impairment adjustments as necessary. The Company did not perform annual impairment tests for the year ended December 31, 2013 and 2014 since all goodwill and indefinite lived intangible assets had been written down to zero in the prior years.

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the years ended December 31, 2014 and 2013 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to December 31, 2014.

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

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Year ended December 31,
	2014	2013
NUMBERATOR FOR BASIC AND DILUTED LPS
Net loss attributable to common stockholders	$ (367,235)	$ (427,931)
DENOMINATOR FOR BASIC AND DILUTED LPS
Weighed average shares of common stock outstanding	77,655,862	77,655,862
LPS – Basic and diluted	$ (0.00)	$ (0.01)

There were no potentially dilutive securities outstanding at December 31, 2014 as the result would be anti-dilutive.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with SFAS 123(R) (“ASC Topic 718”), “Share-Based Payment.” Under ASC Topic 718 the Company is required to recognize share-based compensation expense at the fair value of employee options granted during the year. The Company had no such compensation expense for the years ended December 31, 2014 and 2013.

COMPREHENSIVE INCOME (LOSS)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s consolidated financial statements.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this update supersedes the revenue recognition requirements in Topic 605 Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification., Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles — Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this update. This ASU is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016 for public companies and 2017 for non-public companies. Management is evaluating the effect, if any, on the Company’s financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation: Topic 718. This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2014-16 to have material impact on the Company’s consolidated financial statement.

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

On September 29, 2003, the Company entered into its first stock subscription agreement with the Beijing Qiang Long Real Estate Development Co., Ltd. (“Qiang Long”), relating to the purchase of 15,000,000 shares of the Company's common stock at a purchase price of $.40 per share, for an aggregate consideration amount of $6,000,000. In October 2003, 1,511,488 shares of stock were purchased according to the subscription agreement for $604,595. In addition to $604,595, $604,887 was received in advance for the stocks issued in January 2004. Total amount received was $1,209,482 during October 2003. In January 2004, 3,023,998 shares of stock were purchased under the same agreement for a price of $1,209,599. Amount received was $604,712 which was $1,209,482 less $604,887. In 2004, 10,464,514 shares of stock were purchased under the subscription agreement for an aggregate consideration of $4,185,806. Accordingly, the Company has received all the payments from the first stock subscription receivable.

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

The Company's capital structure as of December 31, 2014 and 2013 was as follows:

Common stock – par value $0.01	Authorized	Issued and outstanding
December 31, 2014	200,000,000	77,655,862
December 31, 2013	200,000,000	77,655,862

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

The Company has a one year deposit certificate with an investment company in the PRC. The certificate earns interest at 5.5% to 8% per annum. The principal amount for the years ended December 31, 2014 and 2013 was $11,157 and $11,198 respectively, and were recorded on the balance sheet as investment.

6.	INVENTORIES

Inventories at December 31, 2014 and 2013 consisted of:

	2014	2013
Materials	$17,877	$3,861
Low value consumables	14,182	14,186
Work in progress	291,079	296,678
Finished goods	66,224	86,199
	$389,362	$400,924

7.	PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of:

	2014	2013
Transportation equipment	$56,130	$56,334
Furniture and office equipment	54,816	49,677
Production equipment, buildings and improvements	399,370	400,817
Subtotal	510,316	506,828
Less: impairment provision	(50,475)	(50,658)
accumulated depreciation	(298,377)	(276,496)
	161,464	179,674
Construction in progress	197,067	197,781
	358,531	377,455

Depreciation expense for the years ended December 31, 2014 and 2013 was $21,881 and $42,893, respectively. Impairment for the year ended December 31, 2014 and 2013 was $0 and $21,862,

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

As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in 2013 and 2014.

11.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN

The caption “Due to Related Company” are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company rents office space from the related company.

The related party transactions list:

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

11.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN (Continued)

Related Party Transactions	Due from related parties	Due to related parties	Due to directors
Related parties
2014.12.31
Chen Jie			115,574
Li Changde			254,876
Wang Wei			9,204
Li, Hongliang			261,481
Beijing De Reng Sheng Limited		224,371
SiChuan Longyi Limited		22,193
Liu, Guizhi		143,278
Total	-	389,842	641,134
2013.12.31
Chen Jie			107,431
Li Changde			56,044
Wang Wei			9,206
Li, Hongliang			262,428
Beijing De Reng Sheng Limited		224,664
SiChuan Longyi Limited		22,274
Liu, Guizhi		97,599
Total	-	344,536	435,110

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

11.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN (Continued)

Related Party Transactions	Rental	Inventories Purchase from related party	Due to directors	Payment for related party
Related parties
2014.1-2014.12
China Cardinal Limited
China Dragon
Daykeen Investments Ltd
Trinity Creation
Chen Jie			8,143
Li Changde			198,831
Liu, Guizhi	49,028
Total	49,028		206,974
2013.1-2013.12
China Cardinal Limited				858
China Dragon				1,264
Daykeen Investments Ltd				1,264
Trinity Creation				967
Chen Jie
Li Changde
Liu, Guizhi	49,205
Total	49,205			4,353

12.	SUBSEQUENT EVENT

The management assessed there were no events occurring after balance date as of December 31, 2014 and prior to the time of annual report completion which might affect the financial report.