Form 10-Q
period 2015-03-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2015-05-15
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2015 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2015

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2015	2014
Current assets
Cash and cash equivalents	$104,049	$46,366
Inventories	383,730	389,362
Account receivalbes	27,550	27,654
Other receivables	7,118	6,312
Deposits and prepayments	23,413	15,331
Total current assets	545,860	485,025

Investment	11,115	11,157
Property, plant and equipment (net)	351,259	358,531
	$908,234	$854,713

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$12,148	$5,657
Accrued liabilities	173,562	181,747
Due to directors	637,557	641,134
Due to related parties	399,423	389,842
Other payables	621,220	434,026
Total current liabilities	1,843,910	1,652,406

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(30,785,167)	(30,654,175)
Accumulated other comprehensive income	162,079	162,154
Total China Longyi stockholders' equity	(968,990)	(837,923)
Noncontrolling interest	33,314	40,230
Total Equity	(935,676)	(797,693)
	$908,234	$854,713

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended
	March 31,
	2015	2014
Revenues
Sales	$3,560	$-
Cost of sales	4,165	-
Gross margin	(605)	-
Operating expenses
General and administrative expenses	139,143	128,577
	139,143	128,577
Loss from operations	(139,748)	(128,577)
Other income (expense)
Interest income	19	4
Other income (expense)	-	2,843
Transaction exchange gain	1,322	(8,108)
	1,341	(5,261)
Loss before income tax expense and noncontrolling interest	(138,407)	(133,838)
Income tax expense	-	-
Net loss	(138,407)	(133,838)
Less: Net loss attributable to noncontrolling	7,415	7,454
Net loss attributable to China Longyi	$(130,992)	$(126,384)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862
Comprehensive loss
Net loss	$(138,407)	$(133,838)
Foreign currency translation adjustment	424	9,830
Comprehensive loss	(137,983)	(124,008)
Comprehensive loss attributable to noncontrolling interest	(6,815)	(8,289)
Comprehensive loss attributable to China Longyi	$(131,168)	$(115,719)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(138,407)	$(133,838)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,921	9,634
Changes in operating assets and liabilities:
Accounts receivalbes	-	6,463
Other receivables	(830)	-
Deposits and prepayment	(8,147)	-
Inventory	4,165	-
Other payables	181,051	(22,160)
Due to related parties	10,582	29,056
Accounts payable and accrued liabilities	6,518	(29)
Net cash used in operations	60,853	(110,874)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds (repayments) loans from directors	(1,629)	101,342
Net cash provided by financing activities	(1,629)	101,342
Effect of foreign exchange rate fluctuation	(1,541)	7,958
Increase(decrease) in cash and cash equivalents	57,683	(1,574)
Cash and cash equivalents, beginning of period	46,366	20,715
Cash and cash equivalents, end of period	$104,049	$19,141

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2015

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited consolidated financial statements of China Longyi Group International Holdings Limited (the “Company” or “China Longyi”) include the accounts of China Longyi and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2015

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
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2015

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
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2015

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

Sale of Top Team Subsidiaries

Through acquisition of Top Time, our business became the development, manufacture and sale of SOD products. As a result, on November 28, 2007, we disposed of five subsidiaries held by Top Team Holdings Limited (BVI): Euromax International Investments Limited, Beijing China Cardinal Real Estate Consulting Co., Ltd, Eagle Bus Development Limited (HK), Good View Bus Manufacturing Company Limited (HK), and Guangzhou City View Bus Installation Company Limited (PRC), to Mr. Zhiping Cheng, for an aggregate sale price of RMB 5,000,000 (approximately $715,000).

The following chart reflects our organizational structure as of the date of this report.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2015

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

The Company had incurred losses since inception and had working capital deficiency of $1,298,050 as at March 31, 2015 (December 31, 2014: deficiency of $1,167,381). There exits substantial doubt about the Company’s ability to continue as a going concern, which contemplated the realization of assets and the payment of liabilities in the ordinary course of business. To alleviate the situation, management obtained $28,113,294 in funding through the issuance of additional stock to one of the Company’s shareholders on July 27, 2007. On November 12, 2007, the Company completed an acquisition transaction with Top Time whereby it paid Daykeen, Top Time’s sole shareholder, a total consideration of $54.9 million, in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. The equity portion of the purchase price amounts to a total of 62,250,000 post reverse split shares of the Company’s common stock.

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

As of March 31, 2015 the Company has accumulated deficit from recurring net loss of $30,785,167 and cash and cash equivalent of $104,049 The application of the going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is, primarily as a result of the conditions described above, substantial doubt as to the appropriateness of the use of the going concern assumption. The accompanying unaudited financial statements have been prepared on a going concern basis notwithstanding these conditions.

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
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2015

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

GOING CONCERN

The Company is an early stage development company and has earned only insignificant revenues since its inception. As at March 31, 2015, the Company has a working capital deficiency of $1,298,050 and accumulated deficit from recurring net losses of $30,785,167 incurred for the current and prior years as of March 31, 2015. As at March 31, 2015, the Company has cash and cash equivalents of $104,049.

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

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited consolidated financial statements for all periods presented include the financial statements of China Longyi Group International Holdings Limited, and its subsidiaries Top Team Holdings Limited, Full Ample Group Limited (Daykeen Group, BVI), Top Time International Limited (HK), Beijing SOD, and Chongqing SOD. The unaudited consolidated financial statements have been prepared in accordance with US GAAP. All significant intercompany accounts and transactions have been eliminated.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has determined the People’s Republic of China Chinese Yuan Renminbi (“RMB”) to be its functional currency. The accompanying unaudited consolidated financial statements are presented in United States (US) dollars. The unaudited consolidated financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2015

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2015

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the three months period ended March 31, 2015 and 2014 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to March 31, 2015.

SHIPPING AND HANDLING

Costs relating to shipping and handling are part of general and administrative expenses in the consolidated statements of operations and comprehensive loss. Insignificant amount of shipping and handling costs incurred during the three months ended March 31, 2015 and 2014.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2015

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

There were no stock options and potentially dilutive securities outstanding at March 31, 2015.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with ASC Topic 718, (formerly SFAS 123(R),“Share-Based Payment.”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period. The Company had no such compensation expense for the three months ended March 31, 2015 and 2014.

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
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2015

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2015

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

Management has considered all events occurring through May 15, 2015, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” relating to the business of China Longyi Group International Holdings Limited and its subsidiary companies. The forward-looking statements include, among others, statements concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on assumptions and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Risks and uncertainties include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any of the factors mentioned in the “Risk Factors” section of the Company’s annual report on Form 10-K filed on March 31, 2015. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

•	“Beijing SOD” are references to Beijing Longyi Biology Technology Co. Ltd., our indirect, 90% owned subsidiary, a PRC company;
•	“China” and “PRC” are references to the People’s Republic of China;
•

“China Longyi,” “we,” “us,” “our,” or the “Company” are references to the combined business of China Longyi Group International Holdings Limited (formerly known as Minghua Group International Holdings Limited) and/or its consolidated subsidiaries, as the case may be;

•	“Chongqing SOD” are references to Chongqing JiuZhou Dismutase Biology Technology Co., Ltd., our indirect, majority-owned subsidiary, a PRC company;
•	“Exchange Act” mean the Securities Exchange Act of 1934, as amended;
•	“RMB” refer to Renminbi, the legal currency of China;
•	“Securities Act” mean the Securities Act of 1933, as amended;
•	“Top Time” are references to Top Time International Limited, our indirect wholly-owned subsidiary, a Hong Kong company; and
•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

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

First Quarter of 2015 Financial Performance Highlights

The following are some financial highlights for the three months ended March 31, 2015:

•	Revenue: Revenue increased $3,560, to $3,560 for the three months ended March 31, 2015, from $0 for the same period in 2014.

•	Expense from operations: Expense from operations increased $10,566, or 8.22%, to $139,143 for the three months ended March 31, 2015, from $128,577 for the same period in 2014.

•	Net loss: Net loss increased $4,569, or 3.41%, to $(138,407) for the three months ended March 31, 2015, from $(133,838) for the same period in 2014.

•	Fully diluted net income per share: Fully diluted net loss per share was $0 for the three months ended March 31, 2015, as compared to $0 for the same period in 2014.

Provision for Income Taxes

•

United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the first quarter of 2015.

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

We incurred no income taxes in either the three months ended March 31, 2015 or the three months ended March 31, 2014.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months ended March 31, 2014

The following table summarizes the results of our operations for the three months ended March 31, 2105 and 2014 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2014 to the same period of 2015.

	Three Months Ended
	March 31,		Increase	% Increase
Item	2015	2014	(Decrease)	(% Decrease)
Revenue	$3,560	$0	$3,560	-
Cost of Revenue	4,165	0	4,165	-
Gross Profit	(605)	0	(605)	-
Operating Expenses	139,143	128,577	10,566	8.22%
Other Income (expense)	1,341	(5,261)	6,602	(125.49%	)
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(130,992)	$(126,384)	$4,608	3.65%

Revenues. Our revenues were historically derived primarily from sales of our SOD products. Revenues increased $3,560, to $3,560 for the three months ended March 31, 2015, from $0 for the same period in 2014.The increase in revenues was due to more SOD products sold in the first quarter of 2015 as compare with same period of 2014. We produced SOD Fruit Enzymes as our new product in Guizhou, and we built the new factory in Tian Jieshan of Guizhou. During the spring festival of 2015, we held promotion events in order to introduce new SOD products, and sold some new products to our selected customers at a price that we believe competitive.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues increased $4,165, to $4,165 for the three months ended March 31, 2015, from $0 during the same period in 2014.

Gross Profit. Our gross profit decreased by $ 605, to $(605) for the three months ended March 31, 2015 from $0 during the same period in 2014. The gross profit deceased due to the promotion activities we did. During the promotion period, we sold some new products to our selected customers at a price that we believe competitive.

Operating Expenses. Our total operating expenses for the three months ended March 31, 2015 increased $10,566, or 8.22%, to $139,143, from $128,577 for the same period in 2014. This increase was mainly because of promotion activity expenditures.

Other Income (expense). Other income was $1,341 during the three months ended March 31, 2015, an increase of $6,602 from $(5,261) during a same period in 2014. Such increase mainly came from transaction exchange gain.

Net Loss attributable to China Longyi. As a result of above facts, our net loss increased by $4,608, or 3.65%, to $130,992 for the three months ended March 31, 2015, from $(126,384) for the same period in 2014.

Liquidity and Capital Resources

We had $104,049 in cash and cash equivalents as of March 31, 2015. As of such date, we also had total current assets of $545,860 and total assets of $908,234. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $1,843,910. Our stockholders’ equity as of March 31, 2015 was $(935,676). Since inception, we have accumulated a net loss of $(30,785,167).

The following table summarizes the statements of cash flows from the financial statements for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended
	March 31,
	2015	2014
Net Cash Provided By (Used In) Operating Activities	$60,853	$(110,874)
Net Cash Provided By (Used In) Investing Activities	-	-
Net Cash Provided By (Used In) Financing Activities	(1,629)	101,342
Effect of foreign exchange rate fluctuation	(1,541)	7,958
Net increase (decrease) in Cash and Cash Equivalents	57,683	(1,574)
Cash and Cash Equivalents - Beginning of Period	46,366	20,715
Cash and Cash Equivalents – End of Period	104,049	19,141

Operating Activities

Net cash provided by operating activities was $60,853 for the three-month period ended March 31, 2015 representing an increase of $171,727 from $(110,874) of net cash provided by the operating activities for the same period of 2014. The increase of the cash provided by operating activities was mainly attributed to the fact that there was a change of other payables. Cash provided from other payables was $181,051 in 2015, however the cash provided from other payables was $(22,160) in 2014.

Investing Activities

Net cash provided by investing activities for the three-month period ended March 31, 2015 and 2014 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2015 was $(1,629) as compared to $101,342 provided by financing activities for the same period in 2014. We repaid $1,629 of the loan from directors for the three months ended March 31, 2015.

The Company did not have any bank loans as of March 31, 2015.

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

Foreign Currencies
The company has determined that RMB to be its functional currency. The accompanying unaudited consolidated financial statements are presented in U.S. dollars. The unaudited consolidated financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	March 31,				December 31,
	2015		2014		2014
	RMB	HK$	RMB	HK$	RMB	HK$

Balance sheet items, except for equity accounts	6.1422	7.7544	6.1521	7.7575	6.1190	7.7567

Items in the statements of income and comprehensive income, and the statements of cash flows	6.1373	7.7547	6.1176	7.7586	6.1424	7.7544

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended March 31, 2015 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: May 15, 2015
By: /s/ Jie Chen
-------------------------------------
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: May 15, 2015	By: /s/ Xinmin Pan
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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements.