Form 10-Q
period 2015-06-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2015-08-14
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2015 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2015

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2015	2014
Current assets
Cash and cash equivalents	$36,175	$46,366
Inventories	389,801	389,362
Account receivalbes	27,678	27,654
Other receivables	32,738	6,312
Deposits and prepayments	28,868	15,331
Total current assets	515,260	485,025

Investment	73,324	11,157
Property, plant and equipment (net)	351,104	358,531
	$939,688	$854,713

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$22,019	$5,657
Accrued liabilities	174,288	181,747
Due to directors	640,025	641,134
Due to related parties	412,976	389,842
Other payables	719,065	434,026
Total current liabilities	1,968,373	1,652,406

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(30,863,471)	(30,654,175)
Accumulated other comprehensive income	155,861	162,255
Total China Longyi stockholders' equity	(1,053,512)	(837,822)
Non-controlling interest	24,827	40,129
Total Equity	(1,028,685)	(797,693)
	$939,688	$854,713

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Six months ended		Three months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Sales	$9,143	$-	$5,583	$-
Cost of sales	10,697	-	6,532	-
Gross margin	(1,554)	-	(949)	-
Operating expenses
General and administrative expenses	242,328	262,729	103,185	134,152
Goodwill impairment loss	-	-	-	-
Write-off inventory and bus licenses	-	-	-	-
Research and development costs	-	-	-	-
	242,328	262,729	103,185	134,152
Loss from operations	(243,882)	(262,729)	(104,134)	(134,152)
Other income (expense)
Interest income	49	7	30	3
Other income (expense)	13,960	3,472	13,960	629
Transaction exchange gain	5,303	(912)	3,981	7,196
Gain on asset disposal	-	-	-	-
Gain on debt settlement	-	-	-	-
Gain on disposal subsidiary	-	-	-	-
Interest expense	-	-	-	-
	19,312	2,567	17,971	7,828
Loss before income tax expense and noncontrolling interest	(224,570)	(260,162)	(86,163)	(126,324)
Income tax expense	-	-	-	-
Net loss	(224,570)	(260,162)	(86,163)	(126,324)
Less: Net loss attributable to noncontrolling interest	15,274	15,638	7,859	8,184
Net loss attributable to China Longyi	$(209,296)	$(244,524)	$(78,304)	$(118,140)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862	77,655,862	77,655,862
Comprehensive loss
Net loss	$(224,570)	$(260,162)	$(86,163)	$(126,324)
Foreign currency translation adjustment	(6,422)	2,443	2,874	11,739
Comprehensive loss	(230,992)	(257,719)	(83,289)	(114,585)
Comprehensive loss attributable to noncontrolling interest	(15,302)	(14,876)	(7,859)	(8,184)
Comprehensive loss attributable to China Longyi	$(215,690)	$(242,843)	$(75,430)	$(106,401)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(224,570)	$(260,162)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	11,858	19,204
Changes in operating assets and liabilities:
Accounts receivalbes		6,442
Other receivables	(26,355)
Deposits and prepayment	(13,490)
Inventory	(95)	(47)
Other payables	276,399	(31,429)
Due to related parties	22,903	41,188
Accounts payable and accrued liabilities	16,317	(29)
Net cash used in operations	62,967	(224,833)

Cash flows from investing activities:
Purchase of investment	(62,003)	-
Purchases of property and equipment	(4,134)	-
Net cash provided by (used in) investing activities	(66,137)	-

Cash flows from financing activities:
Proceeds (repayments) loans from directors	(1,632)	223,198
Net cash provided by financing activities	(1,632)	223,198
Effect of foreign exchange rate fluctuation	(5,389)	742
Increase(decrease) in cash and cash equivalents	(10,191)	(893)
Cash and cash equivalents, beginning of period	46,366	20,715
Cash and cash equivalents, end of period	$36,175	$19,822

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
June 30, 2015

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
June 30, 2015

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
June 30, 2015

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
June 30, 2015

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
June 30, 2015

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

The Company had incurred losses since inception and had working capital deficiency of $1,453,113 as at June 30, 2015 (December 31, 2014: deficiency of $1,167,381). There exits substantial doubt about the Company’s ability to continue as a going concern, which contemplated the realization of assets and the payment of liabilities in the ordinary course of business. To alleviate the situation, management obtained $28,113,294 in funding through the issuance of additional stock to one of the Company’s shareholders on July 27, 2007. On November 12, 2007, the Company completed an acquisition transaction with Top Time whereby it paid Daykeen, Top Time’s sole shareholder, a total consideration of $54.9 million, in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. The equity portion of the purchase price amounts to a total of 62,250,000 post reverse split shares of the Company’s common stock.

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

As of June 30, 2015 the Company has accumulated deficit from recurring net loss of $30,863,471 and cash and cash equivalent of $36,175.The application of the going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is, primarily as a result of the conditions described above, substantial doubt as to the appropriateness of the use of the going concern assumption. The accompanying unaudited financial statements have been prepared on a going concern basis notwithstanding these conditions.

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
June 30, 2015

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

GOING CONCERN

The Company is an early stage development company and has earned only insignificant revenues since its inception. As at June 30, 2015, the Company has a working capital deficiency of $1,453,113 and accumulated deficit from recurring net losses of $30,863,471 incurred for the current and prior years as of June 30, 2015. As at June 30, 2015, the Company has cash and cash equivalents of $36,175.

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
June 30, 2015

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
June 30, 2015

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
June 30, 2015

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the six months period ended June 30, 2015 and 2014 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to June 30, 2015.

SHIPPING AND HANDLING

Costs relating to shipping and handling are part of general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss. Insignificant amount of shipping and handling costs incurred during the six months ended June 30, 2015 and 2014.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
June 30, 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNING (LOSS) PER SHARE

Basic earnings (loss) per common share ("LPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

There were no stock options and potentially dilutive securities outstanding at June 30, 2015.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with ASC Topic 718, (formerly SFAS 123(R),“Share-Based Payment.”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period. The Company had no such compensation expense for the six months ended June 30, 2015 and 2014.

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
June 30, 2015

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
June 30, 2015

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

In May 2015, we entered into an investment agreement with Guizhou Biology Technology Ltd. (“Guizhou Biology”). According to the investment agreement, the Company agreed to invest RMB 500,000 to acquire 20% equity interest in Guizhou Biology. Although we own 20% equity of Guizhou Biology, we do not have significant influence over Guizhou Biology’s operating and financing policies. By June 30, 2015, the Company had paid RMB 380,000 to Guizhou Biology and expects to pay the remaining RMB 120,000 by the end of 2015.

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

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statement.

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

Second Quarter of 2015 Financial Performance Highlights

The following are some financial highlights for the three months ended June 30, 2015:

  Revenue: Revenue increase $5,583, to $5,583 for the three months ended June 30, 2015, from $0 for the same period in 2014.

  Expense from operations: Expense from operations decreased $30,967, or 23.08%, to $103,185 for the three months ended June 30, 2015, from $134,152 for the same period in 2014.

  Net loss: Net loss decreased $40,161, or 31.79%, to $(86,163) for the three months ended June 30, 2015, from $(126,324) for the same period in 2014.

  Fully diluted net income per share: Fully diluted net loss per share was $0 for the three months ended June 30, 2015, as compared to $0 for the same period in 2014.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the second quarter of 2015.

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

We incurred no income taxes in either the three months ended June 30, 2015 or the three months ended June 30, 2014.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months ended June 30, 2014

The following table summarizes the results of our operations for the three months ended June 30, 2015 and 2014 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2014 to the same period of 2015.

	Three Months Ended
	June 30,		Increase	% Increase
Item	2015	2014	(Decrease)	(% Decrease)
Revenue	$5,583	$0	$5,583	-
Cost of Revenue	6,532	0	6,532	-
Gross Profit	(949)	0	(949)	-
Operating Expenses	103,185	134,152	(30,967)	(23.08%	)
Other Income (expense)	17,971	7,828	10,143	129.57%
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(78,304)	$(118,140)	$(39,836)	(33.72%	)

Revenues. Our revenues were historically derived primarily from sales of our SOD products. Revenues increased $5,583, to $5,583 for the three months ended June 30, 2015, from $0 for the same period in 2014. The increase in revenues was due to more SOD products being sold in 2015 as compare with same period of 2014. During the second quarter of 2015, we sold SOD Fruit Enzymes produced in our Guizhou Tian Jieshan factory as compared with the same period of 2014, in which we did not sell any products.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. As a result of our manufacturing activities during the second quarter of 2015, our cost of revenues increased $6,532, to $6,532 for the three months ended June 30, 2015, from $0 during the same period in 2014.

Gross Profit. Our gross profit decreased by $949, to $(949) for the three months ended June 30, 2015 from $0 during the same period in 2014. The gross profit deceased mainly due to the promotion activities. In the second quarter, we sold some of new products at lower prices to our selected customers. As a result, the cost of revenues was higher than revenues.

Operating Expenses. Our total operating expenses for the three months ended June 30, 2015 decreased $30,967, or 23.08%, to $103,185, from $134,152 for the same period in 2014. This decrease was mainly because we paid less financial consulting fees to our financial consulting service provider as compared with the same period of 2014.

Other Income (expense). Other income was $17,971 during the three months ended June 30, 2015, an increase of $10,143 from $7,828 during a same period in 2014. Such increase mainly came from transaction exchange gain.

Net Loss attributable to China Longyi. As a result of above facts, our net loss decreased by $39,836, or 33.72%, to $(78,304) for the three months ended June 30, 2015, from $(118,140) for the same period in 2014.

Six Months Ended June 30, 2015 Compared to Six Months ended June 30, 2014

The following table summarizes the results of our operations for the six months ended June 30, 2105 and 2014 and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2014 to the same period of 2015.

	Six Months Ended
	June 30,		Increase	% Increase
Item	2015	2014	(Decrease)	(% Decrease)
Revenue	$9,143	$0	$9,143	-
Cost of Revenue	10,697	0	10,697	-
Gross Profit	(1,554)	0	(1,554)	-
Operating Expenses	242,328	262,729	(20,401)	(7.77%	)
Other Income (expense)	19,312	2,567	16,745	652.32%
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(209,296)	$(244,524)	$(35,228)	(14.41%	)

Revenues. Revenues increased $9,143, to $9,143 for the six months ended June 30, 2015, from $0 for the same period in 2014. The increase in revenues was due to more SOD products being sold in 2015 as compared with same period of 2014. We produced SOD Fruit Enzymes as our new products in our Guizhou Tian Jieshan factory. During the spring festival of 2015, we held promotion events in order to introduce new SOD products, and sold some new products at a preferential price to our selected customers.

Cost of Revenues. Our cost of revenues increased $10,697, to $10,697 for the six months ended June 30, 2015, from $0 during the same period in 2014.

Gross Profit. Our gross profit decreased by $1,554, to $(1,554) for the six months ended June 30, 2015 from $0 during the same period in 2014. The gross profit deceased as a result of the Company’s promotion events. During the promotion period, we sold some new products at a preferential price to our selected customers.

Operating Expenses. Our total operating expenses for the six months ended June 30, 2015 decreased $20,401, or 7.77%, to $242,328, from $262,729 for the same period in 2014. This decrease was mainly because we paid less financial consulting fees to our financial consulting service provider as compared with the same period of 2014.

Other Income (expense). Other income was $19,312 during the six months ended June 30, 2015, an increase of $16,745 from $2,567 during a same period in 2014. Such increase mainly came from transaction exchange gains.

Net Loss attributable to China Longyi. As a result of above facts, our net loss decreased by $35,228, or 14.41%, to $(209,296) for the six months ended June 30, 2015, from $(244,524) for the same period in 2014.

Liquidity and Capital Resources

We had $36,175 in cash and cash equivalents as of June 30, 2015. As of such date, we also had total current assets of $515,260 and total assets of $939,688. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $1,968,373. Our stockholders’ equity as of June 30, 2015 was $(1,028,685). Since inception, we have accumulated a net loss of $(30,863,471).

The following table summarizes the statements of cash flows from the financial statements for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

	Six Months Ended
	June 30,
	2015	2014
Net Cash Provided By/(Used In) Operating Activities	$62,967	$(224,833)
Net Cash Provided By/(Used In) Investing Activities	(66,137)	-
Net Cash Provided By/(Used In) Financing Activities	(1,632)	223,198
Effect of foreign exchange rate fluctuation	(5,389)	742
Net increase (decrease) in Cash and Cash Equivalents	(10,191)	(893)
Cash and Cash Equivalents - Beginning of Period	46,366	20,715
Cash and Cash Equivalents – End of Period	36,175	19,822

Operating Activities

Net cash provided by operating activities was $62,967 for the six-month period ended June 30, 2015 representing an increase of $287,800 from $(224,833) of net cash used in the operating activities for the same period of 2014. The increase of cash provided by operating activities was mainly attributed to the fact that there was a change of other payables. The amount of cash provided from other payable was $276,399 in 2015, while the cash provided from other payables was $(31,429) in 2014.

Investing Activities

Net cash used in investing activities for the six-month period ended June 30, 2015 and 2014 was $66,137 and $0, respectively. In May 2015, we entered into an investment agreement with Guizhou Biology Technology Ltd. (“Guizhou Biology”). According to the investment agreement, the Company agreed to invest RMB 500,000 to acquire 20% equity interest in Guizhou Biology. By June 30, 2015, the Company had paid RMB 380,000 to Guizhou Biology and expects to pay the remaining amount of RMB 120,000 to Guizhou Biology before the end of 2015.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2015 was $(1,632) as compared to $223,198 provided by financing activities for the same period in 2014. We repaid $1,632 of the loan from directors during the six months ended June 30, 2015.

The Company did not have any bank loans as of June 30, 2015.

We expect to generate approximately $0.8 million to $1.5million of revenues from the sale of our products during the next 12 months. If our cash on hand and cash flow from operations do not meet our expected capital expenditure and working capital requirements for the next 12 months, we expect that our directors will provide more cash as loans to the company. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

	June 30,				December 31,
	2015		2014		2014
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.1136	7.7524	6.1528	7.7557	6.1190	7.7567

Items in the statements of income and comprehensive income, and the statements of cash flows	6.1287	7.7534	6.1379	7.7516	6.1424	7.7544

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended June 30, 2015 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: August 14, 2015
By: /s/ Jie Chen
-------------------------------------
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: August 14, 2015	By: /s/ Xinmin Pan
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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements.