Form 10-Q
period 2015-09-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2015-11-13
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2015 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2015

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2015	2014
Current assets
Cash and cash equivalents	$27,490	$46,366
Inventories	368,647	389,362
Account receivalbes	26,601	27,654
Other receivables	59,931	6,312
Deposits and prepayments	23,578	15,331
Total current assets	506,247	485,025

Investment	70,468	11,157
Property, plant and equipment (net)	333,046	358,531
	$909,761	$854,713

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,441	$5,657
Accrued liabilities	193,997	181,747
Due to directors	614,966	641,134
Due to related parties	411,961	389,842
Other payables	673,017	434,026
Total current liabilities	1,899,382	1,652,406

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(30,858,724)	(30,654,175)
Accumulated other comprehensive income	183,826	162,255
Total China Longyi stockholders' equity	(1,020,800)	(837,822)
Noncontrolling interest	31,179	40,129
Total Equity	(989,621)	(797,693)
	$909,761	$854,713

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Sales	$153,976	-	$163,119	-
Cost of sales	185,308	-	206,167	-
Gross margin	(31,332)	-	(43,048)	-
Operating expenses
General and administrative expenses	121,637	105,066	363,965	367,795
Goodwill impairment loss	-	-	-	-
Write-off inventory and bus licenses	-	-	-	-
Research and development costs	-		-	-
	121,637	105,066	363,965	367,795
Loss from operations	(152,969)	(105,066)	(407,013)	(367,795)
Other income (expense)
Interest income	6	9	55	16
Other income (expense)	179,750	1,730	193,710	5,202
Transaction exchange gain	(10,089)	(14,988)	(4,786)	(15,900)
Gain on asset disposal	-	-	-	-
Gain on debt settlement	-	-	-	-
Gain on disposal subsidiary	-	-	-	-
Interest expense	-		-	-
	169,667	(13,249)	188,979	(10,682)
Loss before income tax expense and noncontrolling interest	16,698	(118,315)	(218,034)	(378,477)
Income tax expense	-	-	-	-
Net loss	16,698	(118,315)	(218,034)	(378,477)
Less: Net loss attributable to noncontrolling interest	(1,789)	8,151	13,485	23,789
Net loss attributable to China Longyi	$14,909	$(110,164)	$(204,549)	$(354,688)

Basic and diluted loss per share	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862	77,655,862	77,655,862
Comprehensive loss
Net loss	$16,698	$(118,315)	$(218,034)	$(378,477)
Foreign currency translation adjustment	32,528	26,938	26,106	17,642
Comprehensive loss	49,226	(91,377)	(191,928)	(360,835)
Comprehensive loss attributable to noncontrolling interest	6,352	(8,151)	(8,950)	(23,037)
Comprehensive loss attributable to China Longyi	$42,874	$(83,226)	$(182,978)	$(337,798)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(218,034)	$(378,477)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	17,855	28,777
Changes in operating assets and liabilities:
Accounts receivalbes		(1,628)
Other receivables	(55,496)	2,080
Deposits and prepayment	(9,099)	(11,309)
Inventory	6,064	(47)
Other payables	278,867	57,995
Due to related parties	32,130	53,362
Accounts payable and accrued liabilities		(28)
Net cash used in operations	52,287	(249,275)

Cash flows from investing activities:
Purchase of investment	(61,551)	-
Purchases of property and equipment	(5,668)
Net cash provided by (used in) investing activities	(67,219)

Cash flows from financing activities:
Proceeds (repayments) loans from directors	(6,479)	222,970
Net cash provided by financing activities	(6,479)	222,970
Effect of foreign exchange rate fluctuation	2,535	15,827
Increase(decrease) in cash and cash equivalents	(18,876)	(10,478)
Cash and cash equivalents, beginning of period	46,366	20,715
Cash and cash equivalents, end of period	$27,490	$10,237

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
September 30, 2015

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
September 30, 2015

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
September 30, 2015

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
September 30, 2015

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
September 30, 2015

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

The Company had incurred losses since inception and had working capital deficiency of $1,393,135 as at September 30, 2015 (December 31, 2014: deficiency of $1,167,381). There exits substantial doubt about the Company’s ability to continue as a going concern, which contemplated the realization of assets and the payment of liabilities in the ordinary course of business. To alleviate the situation, management obtained $28,113,294 in funding through the issuance of additional stock to one of the Company’s shareholders on July 27, 2007. On November 12, 2007, the Company completed an acquisition transaction with Top Time whereby it paid Daykeen, Top Time’s sole shareholder, a total consideration of $54.9 million, in exchange for 100% ownership of Top Time, consisting of $30 million in cash and $24.9 million in shares of our common stock issuable within 90 days of the closing. The equity portion of the purchase price amounts to a total of 62,250,000 post reverse split shares of the Company’s common stock.

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

As of September 30, 2015 the Company has accumulated deficit from recurring net loss of $30,858,724 and cash and cash equivalent of $27,490.The application of the going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is, primarily as a result of the conditions described above, substantial doubt as to the appropriateness of the use of the going concern assumption. The accompanying unaudited financial statements have been prepared on a going concern basis notwithstanding these conditions.

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
September 30, 2015

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

GOING CONCERN

The Company is an early stage development company and has earned only insignificant revenues since its inception. As at September 30, 2015, the Company has a working capital deficiency of $1,393,135 and accumulated deficit from recurring net losses of $30,858,724 incurred for the current and prior years as of September 30, 2015. As at September 30, 2015, the Company has cash and cash equivalents of $27,490.

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
September 30, 2015

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
September 30, 2015

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
September 30, 2015

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the nine months period ended September 30, 2015 and 2014 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to September 30, 2015.

SHIPPING AND HANDLING

Costs relating to shipping and handling are part of general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss. Insignificant amount of shipping and handling costs incurred during the nine months ended September 30, 2015 and 2014.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
September 30, 2015

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

There were no stock options and potentially dilutive securities outstanding at September 30, 2015.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with ASC Topic 718, (formerly SFAS 123(R),“Share-Based Payment.”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period. The Company had no such compensation expense for the nine months ended September 30, 2015 and 2014.

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
September 30, 2015

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
September 30, 2015

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

In the May of 2015, we signed an investment agreement with Guizhou Biology Technology Ltd. According to the investment agreement, the Company invested RMB 500,000 to acquire 20% equity interest in of Guizhou. Although we own 20% equity of Guizhou, we do not have significant influence over Guizhou’s operating and financing policies. Until September 30, 2015, the company invested RMB 380,000 to Guizhou, and will invest RMB 120,000 in the coming days of 2015.

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

Third Quarter of 2015 Financial Performance Highlights

The following are some financial highlights for the three months ended September 30, 2015:

•	Revenue: Revenue increased $153,976, to $153,976 for the three months ended September 30, 2015, from $0 for the same period in 2014.

•	Expense from operations: Expense from operations increased $16,571, or 15.77%, to $121,637 for the three months ended September 30, 2015, from $105,066 for the same period in 2014.

•	Net loss: Net loss decreased $135,013, or 114.11%, to a net income of $16,698 for the three months ended September 30, 2015, from a net loss of $(118,315) for the same period in 2014.

•	Fully diluted net income per share: Fully diluted net loss per share was $0 for the three months ended September 30, 2015, as compared to $0 for the same period in 2014.

Provision for Income Taxes

•

United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the third quarter of 2015.

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

We incurred no income taxes in either the three months ended September 30, 2015 or the three months ended September 30, 2014.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months ended September 30, 2014

The following table summarizes the results of our operations for the three months ended September 30, 2015 and 2014 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2014 to the same period of 2015.

	Three Months Ended
	September 30,		Increase	% Increase
Item	2015	2014	(Decrease)	(% Decrease)
Revenue	$153,976	$0	$153,976	-
Cost of Revenue	185,308	0	185,308	-
Gross Profit	(31,332)	0	(31,332)	-
Operating Expenses	121,637	105,066	16,571	15.77%
Other Income (expense)	169,667	(13,249)	182,916	1380.60%
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$14,909	$(110,164)	$(125,073)	(113,53%	)

Revenues. Our revenues were historically derived primarily from sales of our SOD products. Revenues increased $153,976, to $153,976 for the three months ended September 30, 2015, from $0 for the same period in 2014. The increase in revenues was due to SOD products being sold in 2015 as compared with the same period of 2014. During the third quarter of 2015, we sold SOD Fruit Enzymes produced in our Henan Tian Jie Shan factory while during the same period of 2014 we did not sell any products.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. As a result of our manufacturing activities during the third quarter of 2015, our cost of revenues increased $185,308, to $185,308 for the three months ended September 30, 2015, from $0 during the same period in 2014.

Gross Profit. Our gross profit decreased by $31,332, to $(31,332) for the three months ended September 30, 2015 from $0 during the same period in 2014. The change of gross profit is mainly attributable to the promotion event. During the promotion period, we sold some of new products (Fruit enzyme) at a preferential price to our selected customers.

Operating Expenses. Our total operating expenses for the three months ended September 30, 2015 increased $16,571, or 15.77%, to $121,637, from $105,066 for the same period in 2014. This increase was mainly because we paid more financial consulting fees to our financial consulting service provider as compared with the same period of 2014.

Other Income (expense). Other income was $169,667 during the three months ended September 30, 2015, an increase of $182,916 from an expense of $(13,249) during a same period in 2014. Such increase mainly came from the income from a part of the sold inventory which was not recognized when the manufacturing facility was acquired by us. Such value was written off when it was consolidated into Beijing SOD.

Net Income (Loss) attributable to China Longyi. As a result of above facts, our net income increased by $125,073, or 113.53%, to $14,909 for the three months ended September 30, 2015, from a net loss of $(110,164) for the same period in 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months ended September 30, 2014

The following table summarizes the results of our operations for the nine months ended September 30, 2105 and 2014 and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2014 to the same period of 2015.

	Nine Months Ended
	September 30,		Increase	% Increase
Item	2015	2014	(Decrease)	(% Decrease)
Revenue	$163,119	$0	$163,119	-
Cost of Revenue	206,167	0	206,167	-
Gross Profit	(43,048)	0	(43,048)	-
Operating Expenses	363,965	367,795	(3,830)	(1.04%	)
Other Income (expense)	188,979	(10,682)	199,661	1869.13%
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$(204,549)	$(354,688)	$(150,139)	(42.33%	)

Revenues. Revenues increased $163,119, to $163,119 for the nine months ended September 30, 2015, from $0 for the same period in 2014. The increase in revenues was due to SOD products being sold in 2015. We produced SOD Fruit Enzymes as our new products in our Henan Tian Jie Shan factory. During the period of nine months ended September 30, 2015, we also held promotion events in order to introduce new SOD products, and sold some new products at a preferential price to our selected customers.

Cost of Revenues. Due to our manufacturing activities, our cost of revenues increased $206,167, to $206,167 for the nine months ended September 30, 2015, from $0 during the same period in 2014.

Gross Profit. Our gross profit decreased by $43,048, to $(43,048) for the nine months ended September 30, 2015 from $0 during the same period in 2014. The gross profit decreased as a result of the Company’s promotion events. During the promotion period, we sold some new products at a preferential price to our selected customers.

Operating Expenses. Our total operating expenses for the nine months ended September 30, 2015 decreased $3,830, or 1.04%, to $363,965, from $367,795 for the same period in 2014. This decrease was mainly because we paid less financial consulting fees to our financial consulting service provider as compared with the same period of 2014.

Other Income (expense). Other income was $188,979 during the nine months ended September 30, 2015, an increase of $199,661 from other expense of $(10,682) during a same period in 2014. Such increase mainly came from the income from a part of the sold inventory which was not recognized when the manufacturing facility was acquired by us. Such value was written off when it was consolidated into Beijing SOD.

Net Loss attributable to China Longyi. As a result of above facts, our net loss decreased by $150,139, or 42.33%, to $(204,549) for the nine months ended September 30, 2015, from $(354,688) for the same period in 2014.

Liquidity and Capital Resources

We had $27,490 in cash and cash equivalents as of September 30, 2015. As of such date, we also had total current assets of $506,247 and total assets of $909,761. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $1,899,382. Our stockholders’ equity as of September 30, 2015 was $(989,621). Since inception, we have accumulated a net loss of $(30,858,724).

The following table summarizes the statements of cash flows from the financial statements for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

	Nine Months Ended
	September 30,
	2015	2014
Net Cash Provided By/(Used In) Operating Activities	$52,287	$(249,275)
Net Cash Provided By/(Used In) Investing Activities	(67,219)	-
Net Cash Provided By/(Used In) Financing Activities	(6,479)	222,970
Effect of foreign exchange rate fluctuation	2,535	15,827
Net increase (decrease) in Cash and Cash Equivalents	(18,876)	(10,478)
Cash and Cash Equivalents - Beginning of Period	46,366	20,715
Cash and Cash Equivalents – End of Period	27,490	10,237

Operating Activities

Net cash provided by operating activities was $52,287 for the nine-month period ended September 30, 2015 representing an increase of $301,562 from $(249,275) of net cash used in the operating activities for the same period of 2014. The increase of the cash provided by operating activities was mainly attributed to the fact that there was a change of other payables and net loss. Cash provided from other payable was $278,867 in 2015, compared to $57,995 in 2014. Net loss was $218,034 in 2015 as compared to net loss of $378,477 in 2014.

Investing Activities

Net cash used in investing activities for the nine-month period ended September 30, 2015 and 2014 was $(67,219) and $0, respectively. In May 2015, we entered into an investment agreement with Guizhou Biology Technology Ltd. (“Guizhou Biology”). According to the investment agreement, the Company agreed to invest RMB 500,000 to acquire 20% equity interest in Guizhou Biology. By September 30, 2015, the Company had paid RMB 380,000 to Guizhou Biology.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2015 was $(6,479) as compared to $222,970 provided by financing activities for the same period in 2014. We repaid $6,479 of the loan from directors during the nine months ended September 30, 2015.

The Company did not have any bank loans as of September 30, 2015.

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

		September 30,			December 31,
	2015		2014		2014
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.3613	7.7500	6.1525	7.7638	6.1190	7.7567

Items in the statements of income and comprehensive income, and the statements of cash flows	6.1738	7.7528	6.1442	7.7541	6.1424	7.7544

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended September 30, 2015 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: November 13, 2015
By: /s/ Jie Chen
-------------------------------------
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: November 13, 2015	By: /s/ Xinmin Pan
-------------------------------------
Xinmin Pan
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements.