Form 10-K
period 2015-12-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2016-04-14
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Yes  [  ]       No  [  ]

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

Yes   [  ]       No  [X]

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $0.44 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 77,655,862 shares of the registrant’s common stock outstanding as of April 11, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

FORM 10-K
For the Fiscal Year Ended December 31, 2015

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

•	“Chongqing SOD” are references to Chongqing JiuZhou Dismutase Biology Technology Co., Ltd., our indirect, majority-owned subsidiary, a PRC company;

•	“Exchange Act” means the Securities Exchange Act of 1934, as amended;

•	“RMB” refers to Renminbi, the legal currency of China;

•	“Securities Act” means the Securities Act of 1933, as amended;

•	“Top Time” are references to Top Time International Limited, our indirect wholly-owned subsidiary, a Hong Kong company; and

•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

PART I

ITEM 1.	BUSINESS

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

Our Industry

The health supplements industry in China is currently made up of many small- and medium-sized companies that manufacture and distribute products generally intended to, or marketed for the purpose of maintaining, and sometimes improving, the body’s health and general well being. China is one of the fastest growing health supplements markets in the world. With rapid economic growth and continued improvement of its peoples’ livelihoods, the demand for health supplements from China’s 1.4 billion people has expanded tremendously over the last 20 years. Today the Chinese health supplements industry is estimated to be worth approximately $6 billion in annual sales, according to the China Health Care Association, which is an association attached to China's Ministry of Health. Given China’s current annual per capita consumption of health supplements is approximately $10—which is far below that of many western countries.

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

Our Products

Historically we manufactured one product, which was Jiuzhou SOD plant wine which we marketed under the name “Jiuzhou Holy Wine.” Our Jiuzhou SOD plant wine was a product developed from the zymolysis of natural wide berries with an alcohol level of 21%. We currently produce and sell SOD Lifeblood, the mixture of SOD and Enzymes (natural plant extract essence) as an antioxidant. Our SOD Lifeblood is an important source of SOD, vitamins and trace elements, all the raw materials of which are extracted from the wild plants and fruits grown on the mountains at elevations between 1,000 and 4,000 meters in south and southwest China. Our SOD Lifeblood is particularly rich in amino acids, several trace elements and Vitamin C, E, D, B1, B2, B12 and A. It is believed that the product is also an excellent source of polysaccharides, flavonoids, glycosides, phenolics, lysozyme, polyphenols, allicin and monophosphate. All of the raw materials of our fruit enzyme are extracted from the wild plants and fruits of the south Taihang Mountain with at least 3-5 years brewing. The fruit sugars are converted into enzymes with two procedures of anaerobic fermentation and aerobic fermentation without additives. In 2008, we received the certificate of “China Spark Program” issued by the Ministry of National Science and Technology for our SOD Lifeblood. Our SOD Lifeblood also passed the cordial test conducted by National Sports Bureau in 2014.

Sales & Marketing Strategy

Our sales and marketing department currently consists of 8 employees. We are developing a diversified sales network which allows us to effectively market products and services to our customers. In addition to sales efforts conducted directly by our internal sales team and other employees, we also use sales agents. Currently we have 15 sales agents selling our products.

In terms of geographic area, our sales network covers 21 cities in China. Our SOD Lifeblood has been listed on the governmental procurement list of Chongqing City, which will grant us a priority to sell our SOD products to various governmental agencies in Chongqing City. We also expect that our SOD products will be listed on the governmental procurement list of Beijing City. We plan to expand our sales network to cover more Chinese cities, including Shenzhen, Guangzhou, Nanjing, Shanghai, Shijiazhuang, Lhasa and Nanchang.

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

We believe that our SOD Lifeblood, made from more than 10 kinds of wild plants, is more efficient to remove superoxide free radicals than SOD liquid products made by our competitors. In addition, we believe that our SOD plant compound enzyme can be stored under the normal atmospheric temperature for more than 10 years, much longer than the life span of many other SOD products made from animal blood or a single plant.

Intellectual Property

In 2009 we registered patent relating to our SOD Lifeblood products. Furthermore, we have registered a trademark for our SOD products which we sell under the name “Longyi Lifeblood”.

In addition, we protect our know how technologies through confidentiality agreements we entered into with our employees in our production department.

Research and Development

We did not incur expenditures for research and development for the years ended December 31, 2015 and 2014.

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

Employees

As of December 31, 2015, we had a total of 47 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our Company.

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

RISKS RELATED TO OUR BUSINESS

We currently have limited business operations and limited revenues from operations.

We currently have limited business operations and limited revenues from operations. We currently have no significant assets or financial resources, and will, in all likelihood, continue to sustain operating expenses without corresponding revenues until the full resumption of our manufacturing and selling SOD products or the consummation of a business combination.

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included with this report, we had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years as of December 31, 2015. These conditions raise substantial doubt about our ability to continue as a going concern.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

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

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Market which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Market. The OTC Market is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and as a result, we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

In May 2015 we entered into an investment agreement with Guizhou Biology Technology Ltd. (“Guizhou”), under which the Company invested RMB 500,000 in Guizhou. Some of our SOD products sold in 2015 were made in Guizhou. We also intend to invest in a production facility located at Tianjie Mountain, Xinxiang of Henan. The investment has not been made as of the date of this report. Once the investment is made, we expect that some of our products will be manufactured from this facility.

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

Our common stock is quoted and traded from time to time on the OTC Market under the symbol “CGYG”. The CUSIP number is 16942Q109. The transfer agent of our common stock is Securities Transfer Corporation whose address is at 2591 Dallas Parkway, Suite 102 Frisco, TX 75034, (469) 633-0101.

The following table sets forth, for the periods indicated, the high and low bid prices for the common stock as reported on Yahoo.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not

	Closing Prices (1)
	High	Low

Year Ended December 31, 2015

1st Quarter	$0.20	$0.03
2nd Quarter	$0.07	$0.05
3rd Quarter	$0.05	$0.05
4th Quarter	$0.05	$0.00

Year Ended December 31, 2014

1st Quarter	$0.20	$0.03
2nd Quarter	$0.04	$0.04
3rd Quarter	$0.04	$0.04
4th Quarter	$0.05	$0.04

_____________
(1)  The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

On April 11, 2016, there were approximately 311 stockholders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name”.

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

•

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

Results of Operations

Fiscal Year Ended December 31, 2015 Compared to December 31, 2014

The following table summarizes the results of our operations during the fiscal years ended December 31, 2015 and 2014 and provides information regarding the dollar and percentage increase or (decrease) from the 2014 fiscal year to the 2015 fiscal year.

				Percentage
			Increase	Increase
Line Item	December 31, 2015	December 31, 2014	(Decrease)	(Decrease)
Revenues	$160,349	$107,566	$52,783	49.07%
Cost of Sales	$236,725	$192,027	$44,698	23.28%
Gross Profit	(76,376)	$(84,461)	$8,085	9.57%
Operating Expenses	$516,912	$486,758	$30,154	6.19%
Income Taxes	$-	$-	$-	-
Net (Loss)	$(370,586)	$(396,375)	$(25,789)	(6.51%	)

Revenue

Our revenues are derived primarily from sales of our SOD products. Our revenues in fiscal year 2015 amounted to $160,349, as compared with $107,566 of fiscal year 2014. The increase in revenues was due to SOD products being sold in 2015.

We produced and sold more SOD products in 2015 as compared with 2014. We also held promotion events in order to introduce new SOD products to our selected customers.

Cost of Sales

Our cost of sales is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of sales in fiscal years 2015 and 2014 was $236,725 and $192,027, respectively, which accounts for approximately 147.63% and 178.52%, respectively, as a percentage of total revenues. Cost of sales as a percentage of annual revenues decreased by about 30.89% in 2015 as compared with 2014, which is mainly attributable to more SOD products sold and accordingly increase revenues in 2015 from 2014.

Gross Profit

Our gross profit increased by $8,085, or 9.57%, to $(76,376) in fiscal year 2015 from $(84,461) in 2014. Gross profit as a percentage of revenues was (47.63%) in fiscal year 2015, an increase of 30.89% from (78.52%) in 2014.

Operating Expenses

Our operating expenses for the fiscal year ended December 31, 2015 were $516,912, as compared to $486,758 for 2014. This increase of $30,154 or 6.19% is primarily due to the fact that we paid more professional and financial consultation fees in the year of 2015 as compared with 2014.

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

We incurred no income taxes in either 2015 or 2014.

Net Income.

As a result of the factors described above, our net loss decreased $25,789, or 6.51%, to $370,586 for the year ended December 31, 2015, from $396,375 for 2014.

Liquidity and Capital Resources

General

As of December 31, 2015, we had cash and cash equivalents of approximately $29,429. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

For the Fiscal Year Ended December 31,
	2015	2014
Net cash (used in) operating activities	$ (18,057)	$ (180,543)
Net cash (used in) investing activities	$ (85,913)	$ (5,298)
Net cash provided by financing activities	$ 78,615	$ 206,414
Net cash flow	$ (16,937)	$ 25,651

Operating Activities

Net cash used in operating activities was $18,057 for the fiscal year ended December 31, 2015, which is a decrease of $162,486 from $180,543 net cash used in operating activities for 2014. The decrease of the cash used in operating activities was mainly attributable to the fact that there was a change of other payables and accounts receivables. Cash provided by other payable was $278,207 in 2015, while the cash provided from other payables was $139,048 in 2014. Cash provided by accounts receivable was $21,392 in 2015 as compared with $(6,632) in 2014.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the fiscal year ended December 31, 2015 was $85,913, which is an increase of $80,615 from net cash used in investing activities of $5,298 for 2014. The increase in the cash used in investing activities was mainly due to the fact that the Company had paid RMB 500,000 to Guizhou Biology Technology Ltd. (“Guizhou Biology”) as investment. In May 2015, we entered into an investment agreement with Guizhou Biology, under which the Company agreed to invest RMB 500,000 to acquire 20% equity interest in Guizhou Biology.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2015 was $78,615, while in 2014 we had $206,414 net cash provided by financing activities. Such change was attributable to the fact that we received $78,615 as a loan from one of our directors and an individual, Shiying Wang in 2015 and received $206,414 in 2014.

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

Foreign Currencies

The company has determined that RMB to be its functional currency. The accompanying audited consolidated financial statements are presented in U.S. dollars. The audited consolidated financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	December 31,
	2015		2014
	RMB	HK$	RMB	HK$

Balance sheet items, except for equity accounts	6.4936	7.7510	6.1190	7.7567

Items in the statements of income and comprehensive income, and the statements of cash flows	6.2272	7.7522	6.1424	7.7544

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

The full text of our audited consolidated financial statements as of December 31, 2015 and 2014 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2015.

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors:

Name	Age	Position

Changde Li	59	Chairman of the Board

Jie Chen	60	Chief Executive Officer and Director

Xinmin Pan	70	Chief Financial Officer

Hui Chen	46	Director

Hongliang Li	54	Director

Wei Wang	45	Director

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2015 fiscal year.

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

Summary Compensation Table – 2015 and 2014

The following table sets forth information concerning all compensation awarded to, earned by or paid to Our Chief Executive Officer for services rendered in all capacities during 2015 and 2014. No other executive officers received total annual salary and bonus compensation in excess of $100,000 in either fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Jie Chen, CEO and Director	2015	5,544	-	5,544
	2014	5,860	-	5,860

Outstanding Equity Awards at Fiscal Year End

There was no unexercised option, stock that has not vested or equity incentive plan award for any named executive officer as of December 31, 2015.

Additional Narrative Disclosure

We have an employment agreement with Mr. Xinmin Pan who became our Chief Financial Officer in December 2006 after serving as our accountant from October 2006 to December 2006. We are obligated to pay him an annual salary of RMB 72,000, or $13,500. However, in 2007, we changed the employment agreement with Mr. Pan to pay him an annual salary of RMB 36,000 or $4,732 due to our limited revenue in the fiscal year 2007. We paid to Mr. Pan RMB 36,000 or $5,860 as his annual salary of the fiscal year 2014 and RMB 36,000 or $5,544 as his annual salary of the fiscal year 2015.

We have a verbal understanding with our Chief Executive Officer and Director, Jie Chen, regarding her annual salary of $5,860 and $5,544 for the fiscal years 2014 and 2015, respectively.

Although we have a verbal understanding with our Chairman, Chang-de Li regarding the payment to him of an annual salary in amount of $107,692, Mr. Li did not receive any compensation in 2014 and 2015.

Compensation of Directors

There have been no fees earned or paid in cash for services to our directors. No stock or stock options or other equity incentives were awarded to our directors for their services as directors during the fiscal year ended December 31, 2015. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. However, we do reimburse each director for reasonable travel expenses related to such director's attendance at board of directors and committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock as of April 11, 2016 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Longyi Group International Holdings Limited, 8B 8/F East Area, Century Golden Resources Business Center, 69 Banjing Road, Haidian District, Beijing, and People’s Republic of China 100097.

Title of the Class	Name & Address of Beneficial Owner	Office, If any Directors and Officers	Amount & Nature Beneficial Ownership(1)	Percent of Class(2)

		24

Common Stock	Chang-de Li	Chairman	6,034,695(3)	7.77%
	No. 95 Kangxi Road
	Ba Da Xia Industrial Development
	Zone
	Yanqing County, Beijing
	People’s Republic of China

Common Stock	Jie Chen	CEO and Director	0	*

Common Stock	Xinmin Pan	CFO	0	*

Common Stock	Hui Chen	Director	0	*

Common Stock	Hongling Li	Director	0	*

Common Stock	Wei Wang	Director	62,750,000(4)	80.81%
			(8)

Common Stock	All officers and directors as a group		68,784,695	88.58%
	(5 persons named above)

5% Security holders

Common Stock	Daykeen Investment Limited		62,250,000(4)	80.16%
	19th Floor, Beverly House, Nos. 93-
	107 Lockhart Road, Wanchai, Hong
	Kong

Common Stock	Jolly Concept Management Limited		5,134,000	6.61%
	19th Floor, Beverly House, Nos. 93-
	107 Lockhart Road, Wanchai, Hong
	Kong

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

A total of 77,655,862 shares of our common stock are considered to be issued and outstanding pursuant to SEC Rule 13d-3(d) (1) as of April 11, 2016. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

As of December 31, 2015, we had borrowed an aggregate of approximately $627,832 from our directors to be used as working capital. The loans do not have maturity dates and are non-interest bearing and unsecured.

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

Independent Auditors’ Fees

The following table represents fees billed for 2015 and 2014 for professional audit services rendered by our independent registered public accounting firms:

	2015	2014

Audit fees(1)	$50,000	$50,000
Audit-related fees(2)	17,000	17,000
Tax fees	-	-
All other fees	-	-
Total	67,000	67,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by ANTON & CHIA, LLP for our consolidated financial statements as of and for the year ended December 31, 2015.

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

Date: April 14, 2016

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

SIGNATURE	CAPACITY	DATE

/s/Chang-de Li	Chairman
April 14, 2016
Chang-de Li

/s/Jie Chen	Chief Executive Officer and Director
April 14, 2016
Jie Chen

/s/Xinmin Pan	Chief Financial Officer
April 14, 2016
Xinmin Pan

/s/Hui Chen	Director
April 14, 2016
Hui Chen

/s/Hongliang Li	Director
April 14, 2016
Hongliang Li

/s/Wei Wang	Director
April 14, 2016
Wei Wang

EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Longyi Group International Holding Limited

We have audited the accompanying consolidated balance sheets of China Longyi Group International Holding Ltd. (the “Company”) as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Longyi Group International Holdings Ltd. as of December 31, 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s accumulated deficit and lack of assets raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP
Newport Beach, CA
April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Longyi Group International Holding Ltd.

We have audited the accompanying consolidated balance sheets of China Longyi Group International Holding Ltd. (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Longyi Group International Holding Ltd. as of December 31, 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s accumulated deficit and lack of assets raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tao Su, CPA
Bellingham, WA
Mar 28, 2015

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2015	2014
Current assets
Cash and cash equivalents	$29,429	$46,366
Inventories	359,194	389,362
Account receivables	5,544	27,654
Other receivables	26,508	6,312
Deposits and prepayments	14,447	15,331
Total current assets	435,122	485,025

Investment	87,512	11,157
Property, plant and equipment (net)	320,386	358,531
	$843,020	$854,713

LIABILITIES AND EQUITY
Current liabilities
Short-term loan	$58,519	$-
Accounts payable	4,869	5,657
Accrued liabilities	192,306	181,747
Due to directors	627,832	641,134
Due to related parties	417,653	389,842
Other payables	660,868	434,026
Total current liabilities	1,962,047	1,652,406

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(30,996,907)	(30,654,175)
Accumulated other comprehensive income	204,099	162,255
Total China Longyi stockholders' equity	(1,138,710)	(837,822)
Noncontrolling interest	19,683	40,129
Total Equity	(1,119,027)	(797,693)
	$843,020	$854,713

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve months ended
	December 31,
	2015	2014
Revenues
Sales	$160,349	$107,566
Cost of sales	236,725	192,027
Gross margin	(76,376)	(84,461)
Operating expenses
General and administrative expenses	516,912	486,758
Goodwill impairment loss
Write-off inventory and bus licenses
Research and development costs	-	-
	516,912	486,758
Loss from operations	(593,288)	(571,219)
Other income (expense)
Interest income	64	60
Other income (expense)	236,748	179,826
Transaction exchange gain	(14,110)	(5,042)
Gain on asset disposal
Gain on debt settlement
Gain on disposal subsidiary
Interest expense
	222,702	174,844
noncontrolling interest	(370,586)	(396,375)
Income tax expense	-	-
Net loss	(370,586)	(396,375)

Less: Net loss attributable to noncontrolling interest	27,854	29,140
Net loss attributable to China Longyi	$(342,732)	$(367,235)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862
Comprehensive loss
Net loss	$(370,586)	$(396,375)
Foreign currency translation adjustment	49,252	4,215

Comprehensive loss	(321,334)	(392,160)
Comprehensive loss attributable to noncontrolling interest	(20,446)	(28,964)
Comprehensive loss attributable to China Longyi	$(300,888)	$(363,196)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(370,586)	$(396,375)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	23,828	22,792
Changes in operating assets and liabilities:
Accounts receivables	21,392	(6,632)
Other receivables	(21,440)	3,809
Deposits and prepayment		479
Inventory	8,037	10,075
Other payables	278,207	139,048
Due to related parties	42,987	46,289
Accounts payable and accrued liabilities	(482)	(28)
Net cash used in operations	(18,057)	(180,543)

Cash flows from investing activities:
Purchase of investment	(80,293)	-
Purchases of property and equipment	(5,620)	(5,298)
Net cash provided by (used in) investing activities	(85,913)	(5,298)

Cash flows from financing activities:
Addition of short term loans	61,022	-
Collection from shareholders	-	-
Payments to stockholders	-	-
Proceeds from issuance of stock	-	-
Proceeds from convertible promissory note	-	-
Dividends paid	-	-
Proceeds to notes payable	-	-
Payments on notes payable	-	-
Proceeds (repayments) loans from directors	17,593	206,414
Net cash provided by financing activities	78,615	206,414
Effect of foreign exchange rate fluctuation	8,418	5,078
Increase(decrease) in cash and cash equivalents	(16,937)	25,651
Cash and cash equivalents, beginning of period	46,366	20,715
Cash and cash equivalents, end of period	$29,429	$46,366

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

									Accumulated
					Common Stock		Additional		Other
	Common Stock		Common Stock		Subscribed		Paid In	Accumulated	Comprehensive	Subscription	Due from	Noncontrolling
	.$12834 Par Value		.$01 Par Value		.$01 Par Value		Capital	Deficit	Income	Receivable	stockholder	Interest	Total

Net loss for the year	-	-	-	-	-	-	-	(427,931)	-	-	-	(48,230)	(476,161)
Foreign currency translation adjustment		-	-	-	-	-	-	-	(9,210)	-	-	(1,679)	(10,889)
Balance December 31, 2013	$-	$-	77,655,862	$776,558	$-	$-	$28,877,540	$(30,286,940)	$158,216	$-	$-	$69,093	$(405,533)

Net loss for the year	-	-	-	-	-	-	-	(367,235)	-	-	-	(29,140)	(396,375)
Foreign currency translation adjustment		-	-	-	-	-	-	-	4,039	-	-	176	4,215
Balance December 31, 2014	$-	$-	77,655,862	$776,558	$-	$-	$28,877,540	$(30,654,175)	$162,255	$-	$-	$40,129	$(797,693)

Net loss for the year	-	-	-	-	-	-	-	(342,732)	-	-	-	(27,854)	(370,586)
Foreign currency translation adjustment		-	-	-	-	-	-	-	41,844	-	-	7,408	49,252
Balance December 31, 2015	$-	$-	77,655,862	$776,558	$-	$-	$28,877,540	$(30,996,907)	$204,099	$-	$-	$19,683	$(1,119,027)

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American (“US GAAP”) for financial information and with the instructions to Form 10 and Item 310 of Regulation S. The accounts of China LongYi Group International Holdings Limited and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the twelve months ended December 31, 2015.

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

GOING CONCERN

The Company is an early stage development company and has earned only insignificant revenues since its inception. As at December 31, 2015, the Company has a working capital deficiency of $1,526,925 and accumulated deficit from recurring net losses of $30,996,907 incurred for the current and prior years as of December 31, 2015. As at December 31, 2015, the Company has cash and cash equivalents of $29,429.

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

INTANGIBLE ASSETS

The Company adopted the provisions of SFAS No. 142 (“ASC Topic 350”), Goodwill and Other Intangible Assets, effective January 1, 2002. Under ASC Topic 350, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has performed the requisite annual transitional impairment tests on intangible assets and made the impairment adjustments as necessary. The Company did not perform annual impairment tests for the year ended December 31, 2014 and 2015 since all goodwill and indefinite lived intangible assets had been written down to zero in the prior years.

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the years ended December 31, 2015 and 2014 were both $0.

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

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Year ended December 31,
	2015	2014
NUMBERATOR FOR BASIC AND DILUTED LPS
Net loss attributable to common stockholders	$ (342,732)	$ (367,235)
DENOMINATOR FOR BASIC AND DILUTED LPS
Weighed average shares of common stock outstanding	77,655,862	77,655,862
LPS – Basic and diluted	$ (0.0044)	$ (0.0047)

There were no potentially dilutive securities outstanding at December 31, 2015 as the result would be anti-dilutive.

EQUITY BASED COMPENSATION

The Company accounts for employee stock options in accordance with SFAS 123(R) (“ASC Topic 718”), “Share-Based Payment.” Under ASC Topic 718 the Company is required to recognize share-based compensation expense at the fair value of employee options granted during the year. The Company had no such compensation expense for the years ended December 31, 2015 and 2014.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In January 2015, FASB issued guidance on simplifying income statement presentation by eliminating the concept of extraordinary items from U.S. GAAP. The amendments in this update are effective for us from November 1, 2016, and in interim periods during that year. A reporting entity may apply the amendments prospectively and retrospectively to all periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have evaluated the accounting guidance and determined that there is no impact of this update to our consolidated financial statements.

In February 2015, FASB issued an amendment to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this update are effective for us from November 1, 2016, and for interim periods within that year. We do not expect that adopting this guidance will have an impact to our consolidated financial statements.

In April 2015, FASB issued an amendment to simplify the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs remain unchanged. The amendments in this update are effective for us from November 1, 2016, and for interim periods within that year. Earlier adoption is permitted and we are currently evaluating when we will implement the guidance. We do not expect the impact of adopting this guidance to be material to our consolidated financial statements.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

In July 2015, FASB issued guidance to simplify the accounting for inventory and to more closely align their guidance with international accounting standards. The amendments in this update apply to companies which use inventory valuation methods other than last in, first-out and the retail inventory method to change the way that they subsequently measure the value of inventory on their balance sheet. Under the new guidance, inventory should be valued at the lower of cost and net realizable value rather than the lower of cost and market. The amendments in this update are effective for us from November 1, 2017, and for interim periods in the following year. We do not expect this amended guidance to have an impact to our consolidated financial statements, as the new guidance aligns with our current practice of using net realizable value as our estimate of market value.

In July 2015, FASB announced that the implementation date of Topic 606, Revenue from Contracts with Customers, would be delayed by one year. It will now be effective for us in fiscal 2019, with early adoption permitted for us from November 1, 2017. We are evaluating the timing of our adoption and the impact of this guidance to our consolidated financial statements.

In September 2015, FASB issued guidance intended to simplify accounting for adjustments to provisional amounts recorded in connection with business combinations. Beginning in November 1, 2017 and in the interim periods from November 1, 2018, adjustments will be recorded in the period that they are determined rather than applied retrospectively via revision to the period of acquisition and each period thereafter. Early adoption is permitted. We do not expect this guidance to have a material impact to our consolidated financial statements, but we are currently evaluating the timing of our adoption.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

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
Notes to consolidated financial statements

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

4.	STOCKHOLDERS' EQUITY (Continued)

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
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

On January 29, 2004, company entered into a certain contract with Qiang Long Real Estate Development Co., Ltd., under which, as amended and supplemented from time to time, Qiang Long is obligated to purchase 140,000,000 shares of the Company’s common stock, par value $0.01 at an aggregate purchase price of US$ 29,400,000, or $0.21 per Share, US$ 653,795 of which was paid to the Company as a performance bond at the signing of the Agreement, US$ 632,911 of which was paid to the Company in 2006 in exchange from 3,013,862 Shares, and the balance of US$ 28,113,294 (the “Final Installment”) of which was to be paid in full by June 30, 2007, for the remaining 136,986,138 Shares.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

4.	STOCKHOLDERS' EQUITY (Continued)

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

The Company's capital structure as of December 31, 2015 and 2014 was as follows:

Common stock – par value $0.01	Authorized	Issued and outstanding

December 31, 2015	200,000,000	77,655,862

December 31, 2014	200,000,000	77,655,862

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

5.	INVESTMENT

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

In May of 2015, we signed an investment agreement with Guizhou Biology Technology Ltd. (“Guizhou”). According to the investment agreement, the Company invested RMB 500,000 to acquire 20% equity interest in of Guizhou. Although we own 20% equity of Guizhou, we do not have significant influence over Guizhou’s operating and financing policies. Until December 31, 2015, the company invested RMB 500,000 in Guizhou.

The amount of investment for the years ended December 31, 2015 and 2014 was $87,512 and $11,157 respectively, and were recorded on the balance sheet as investment.

6.	INVENTORIES

Inventories at December 31, 2015 and 2014 consisted of:

	2015	2014
Materials	$12,639	$17,877
Low value consumables	13,485	14,182
Work in progress	266,717	291,079
Finished goods	66,353	66,224
	$359,194	$389,362

7.	PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of:

	2015	2014
Transportation equipment	$52,892	$56,130
Furniture and office equipment	57,043	54,816
Production equipment, buildings and improvements	376,331	399,370
Subtotal	486,266	510,316
Less: impairment provision	(47,563)	(50,475)
accumulated depreciation	(304,015)	(298,377)
	134,688	161,464
Construction in progress	185,698	197,067
	320,386	358,531

Depreciation expense for the years ended December 31, 2015 and 2014 was $23,828 and $22,792, respectively. Impairment for the year ended December 31, 2015 and 2014 was $47,593 and $50,475,

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
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

As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in 2014 and 2015.

11.	SHORT-TERM LOAN

During the year of 2015, Shiling Wang provided the company an unsecured loan for amount RMB 380,000 in PRC, and the interest rate of the loan is 25% per annum.

The principal amount for the years ended December 31, 2015 and 2014 was $58,519 and $0 respectively, and were recorded on the balance sheet as short-term loan.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

12.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN

The caption “Due to Related Company” are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company rents office space from the related company.

The related party transactions list:

Related Party Transactions	Due from related parties	Due to related parties	Due to directors
Related parties
2015.12.31
Chen Jie			131,771
Li Changde			240,454
Wang Wei			9,210
Li, Hongliang			246,396
Beijing De Reng Sheng Limited		211,428
SiChuan Longyi Limited		20,913
Liu, Guizhi		185,313
Total	-	417,654	627,831
2014.12.31
Chen Jie			115,574
Li Changde			254,876
Wang Wei			9,204
Li, Hongliang			261,481
Beijing De Reng Sheng Limited		224,371
SiChuan Longyi Limited		22,193
Liu, Guizhi		143,278
Total	-	389,842	641,134

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

12.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN (Continued)

Related Party Transactions	Rental	Inventories Purchase from related party	Due to directors	Payment for related party
Related parties
2015.1-2015.12
China Cardinal Limited
China Dragon
Daykeen Investments Ltd
Trinity Creation
Chen Jie			16,197
Li Changde
Liu, Guizhi	46,199
Total	46,199		16,197
2014.1-2014.12
China Cardinal Limited
China Dragon
Daykeen Investments Ltd
Trinity Creation
Chen Jie			8,143
Li Changde			198,831
Liu, Guizhi	49,028
Total	49,028		206,974

13	OTHER PAYABLES

Other payables are carrying value as of the balance sheet date of obligations incurred and payable, which are not elsewhere specified in the taxonomy.

Other payables for the years ended December 31, 2015 were $660,868 and $434,026 in 2014.

14.	SUBSEQUENT EVENT

The management assessed there were no events occurring after balance date as of December 31, 2015 and prior to the time of annual report completion which might affect the financial report.