Form 10-Q
period 2016-03-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2016-05-19
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 18, 2016 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2016

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$22,000	$29,429
Inventories	362,914	359,194
Account receivable	-	5,544
Other receivables	28,285	26,508
Deposits and prepayments	33,091	14,447
Total current assets	446,290	435,122

Investments	87,951	87,512
Property, plant and equipment (net)	316,157	320,386
	$850,398	$843,020

LIABILITIES AND EQUITY
Current liabilities
Short-term loan	$58,813	$58,519
Accounts payable	4,893	4,869
Accrued liabilities	191,257	192,306
Due to directors	637,508	627,832
Due to related parties	430,500	417,653
Other payables	734,854	660,868
Total current liabilities	2,057,825	1,962,047

Commitments and Contingencies	-	-

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(31,076,284)	(30,996,907)
Accumulated other comprehensive income	203,320	204,099
Total China Longyi stockholders' equity	(1,218,866)	(1,138,710)
Noncontrolling interest	11,439	19,683
Total Equity	(1,207,427)	(1,119,027)
	$850,398	$843,020

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended
	March 31,
	2016	2015
Revenues
Sales	$16,466	$3,560
Cost of sales	16,466	4,165
Gross margin	-	(605)
Operating expenses
General and administrative expenses	103,486	139,143
	103,486	139,143
Loss from operations	(103,486)	(139,748)
Other income (expense)
Interest income	7	19
Other income (expense)	25,273	-
Transaction exchange gain	(2,828)	1,322
Interest expense	(5,860)	-
	16,592	1,341
Loss before income tax expense and noncontrolling interest	(86,894)	(138,407)
Income tax expense	-	-
Net loss	(86,894)	(138,407)
Less: Net loss attributable to noncontrolling interest	7,517	7,415
Net loss attributable to China Longyi	$(79,377)	$(130,992)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862
Comprehensive loss
Net loss	$(86,894)	$(138,407)
Foreign currency translation adjustment	(1,506)	424
Comprehensive loss	(88,400)	(137,983)
Comprehensive loss attributable to noncontrolling interest	(8,244)	(6,815)
Comprehensive loss attributable to China Longyi	$(80,156)	$(131,168)

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(86,894)	$(138,407)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,773	5,921
Changes in operating assets and liabilities:
Accounts receivable	5,513	-
Other receivables	(1,626)	(830)
Deposits and prepayment	(18,377)	(8,147)
Inventory	(1,899)	4,165
Other payables	68,474	181,051
Due to related parties	11,608	10,582
Accounts payable and accrued liabilities	-	6,518
Net cash used in operations	(17,428)	60,853

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds (repayments) loans from directors	7,087	(1,629)
Net cash provided by financing activities	7,087	(1,629)
Effect of foreign exchange rate fluctuation	2,912	(1,541)
Increase(decrease) in cash and cash equivalents	(7,429)	57,683
Cash and cash equivalents, beginning of period	29,429	46,366
Cash and cash equivalents, end of period	$22,000	$104,049

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2016

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
March 31, 2016

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

GOING CONCERN

The Company has earned only insignificant revenues since its inception. As at March 31, 2016, the Company has a working capital deficiency of $1,611,534 and accumulated deficit from recurring net losses of $31,076,284 incurred for the current and prior years as of March 31, 2016. As at March 31, 2016, the Company has cash and cash equivalents of $22,000.

The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited consolidated financial statements for all periods presented include the financial statements of China Longyi Group International Holdings Limited, and its subsidiaries: Top Team Holdings Limited, Full Ample Group Limited (Daykeen Group, BVI), Top Time International Limited (HK), Beijing SOD, and Chongqing SOD. The unaudited consolidated financial statements have been prepared in accordance with US GAAP. All significant intercompany accounts and transactions have been eliminated.

The Company has determined the People’s Republic of China Chinese Yuan Renminbi (“RMB”) to be its functional currency. The accompanying unaudited consolidated financial statements are presented in United States (US) dollars. The unaudited consolidated financial statements are translated into US dollars from RMB at quarter-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of products at a specified price and considers delivery to have occurred when the customer takes title of the products.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expenses as incurred. Equipment purchased for specific research and development projects with no alternative uses are expensed. Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Gains and losses from the disposal of property, plant and equipment are recorded in loss on disposal and impairment of property, plant and equipment included in the consolidated statements of comprehensive income (loss).

Depreciation and amortization are provided for financial reporting purposes primarily on the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated
Useful Life
Transportation equipment	5 years
Furniture and office equipment	5 years
Production equipment	10 years
Building and improvements	20 years

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments that are readily convertible to cash generally with maturities of three months or less when purchased.

INVENTORY

Prior to January 1, 2015, inventories are stated at the lower of cost or replacement cost with respect to raw materials and the lower of cost or market with respect to finished goods and work in progress. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11 (“ASU 2015-11”), Simplifying the Measurement of Inventory, which the Company adopted on January 1, 2015. Subsequent to January 1, 2015, inventories are stated at the lower of cost or replacement cost with respect to raw materials and the lower of cost or net realizable value with respect to finished goods and work in progress. The cost of work in progress and finished goods is determined on a weighted average cost basis and includes direct material, direct labor and overhead costs. Net realizable value represents the anticipated selling price, net of distribution cost, less estimated costs to completion for work in progress.

Inventories as of March 31, 2016were $362,914 and $359,194 in December 31, 2015.

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the three months period ended March 31, 2016 and 2015 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to March 31, 2016.

SHIPPING AND HANDLING

Costs relating to shipping and handling are part of general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss. Insignificant amount of shipping and handling costs incurred during the three months ended March 31, 2016 and 2015.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2016

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

There were no stock options and potentially dilutive securities outstanding as at March 31, 2016.

STOCK - BASED COMPENSATION

Compensation expense for costs related to all share-based payments, including grants of stock options, is recognized through a fair-value based method. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value for stock options. The Company uses the grant date stock price to determine the grant date fair value of restricted shares. The Company has elected to recognize share-based compensation costs using the straight-line method over the requisite service period with a graded vesting schedule, provided that the amount of compensation costs recognized at any date is at least equal to the portion of the grant date value of the awards that are vested at that date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share based compensation costs are recorded net of estimated forfeitures such that expense is recorded only for those awards that are expected to vest.

The Company had no such compensation expense for the three months ended March 31, 2016 and 2015.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform with the presentation adopted in the current period.

COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

RECENTLY ADOPTED ACCOUNTING STANDARDS

There were no changes to the new accounting pronouncements as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 except for the following:

In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance which amends the existing accounting standards for leases. Consistent with existing guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize right-of-use assets and lease liabilities on the balance sheet. The new guidance is effective for us from November 1, 2020, and interim periods in the following year. Early adoption of this guidance is permitted and we will be required to adopt using a modified retrospective approach. We are evaluating the timing and the impact of adopting this guidance on our consolidated financial statements and disclosures.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2016, FASB issued amendments to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The provisions under this amendment are effective for us from November 1, 2018, and for interim periods in the following year and early adoption is not permitted. We are evaluating the impact of adopting this guidance to our consolidated financial statements.

In November 2015, FASB issued guidance intended to simplify accounting for deferred taxes. Beginning on November 1, 2017 and including the interim periods following that date, we will be required to present all deferred tax balances as non-current. Existing GAAP guidance requires us to record deferred tax balances as either current or non-current in accordance with the classification of the underlying attributes. Early adoption of this guidance is permitted and may be applied either prospectively or retrospectively to all periods presented. We expect to early adopt this guidance prospectively at the end of the second quarter of fiscal year 2016, but we are still evaluating how significant the impact of the adoption will be on our consolidated balance sheet.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

3.	STOCKHOLDERS' EQUITY

The Company's capital structure as of March 31, 2016 and December 31, 2015 was as follows:

Common stock – par value $0.01	Authorized	Issued and outstanding

March 31, 2016	200,000,000	77,655,862

December 31, 2015	200,000,000	77,655,862

As of March 31, 2015, the Company had accumulated deficit of $31,076,284.

4.	INVESTMENT

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

In May of 2015, we signed an investment agreement with Guizhou Biology Technology Ltd. (“Guizhou”). According to the investment agreement, the Company invested RMB 500,000 to acquire 20% equity interest in Guizhou. Although we own 20% equity of Guizhou, we do not have significant influence over Guizhou’s operating and financing policies. As of March 31, 2016, the company has invested RMB 500,000 in Guizhou. The amount of investment as of March 31, 2016 and December 31, 2015 was $87,951 and $87,512 respectively.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2016

5.	INVENTORIES

Inventories at March 31, 2016and December 31, 2015 consisted of:

	March 31,	December 31,
	2016	2015
Raw Materials	$50,565	$26,124
Work in progress	268,054	266,717
Finished goods	44,295	66,353
	$362,914	$359,194

6.	PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of:

	March 31,	December 31,
	2016	2015
Transportation equipment	$53,158	$52,892
Furniture and office equipment	57,329	57,043
Production equipment, buildings and improvements	378,217	376,331
Subtotal	488,704	486,266
Less: impairment provision	(47,802)	(47,563)
accumulated depreciation	(311,374)	(304,015)
	129,528	134,688
Construction in progress	186,629	185,698
	316,157	320,386

Depreciation expense as of March 31, 2016 was $7,359. Accumulate impairment as of March 31, 2016 and December 31, 2015 was $47,802 and $47,563, respectively.

7.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is a party to or to which any of their property is subject that will have a material adverse effect on the Company’s financial condition.

8.	SHORT-TERM LOAN

During the year of 2015, Shiling Wang provided the Company an unsecured loan for an amount of RMB 380,000 in PRC, and the interest rate of the loan is 25% per annum.

The principal amount for three months ended March 31, 2016 was $58,813 and for the year ended of 2015 was $58,519 respectively, and was recorded on the balance sheet as a short-term loan.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
March 31, 2016

9.	OTHER PAYABLES

Other payables are carrying value as of the balance sheet date of obligations incurred and payable, which are not elsewhere specified in the taxonomy.

Other payables as of March 31, 2016 and December 31, 2015 consist of the following:

	March 31,	December 31,
	2016	2015
Due to Tailong Zhongrui International Corporation	$35,597	$35,419
Due to Beijing De Qiuhong Investment Ltd.	488,552	486,116
Due to Small and Medium Sized Enterprises Union of China	31,496	-
Educational funds	10,217	9,754
Wage payable	108,732	86,740
Project payment	23,216	23,100
Other payable	37,044	19,739
Total	$734,854	$660,868

10.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN

Due to directors and due to related companies are loans to the Company that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

The Company rents office space from the related company on a month to month basis.

11.	SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” relating to the business of China Longyi Group International Holdings Limited and its subsidiary companies. The forward-looking statements include, among others, statements concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on assumptions and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Risks and uncertainties include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any of the factors mentioned in the “Risk Factors” section of the Company’s annual report on Form 10-K filed on April 14, 2016. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

First Quarter of 2016 Financial Performance Highlights

The following are some financial highlights for the three months ended March 31, 2016:

•	Revenue: Revenue increased $12,906, to $16,466 for the three months ended March 31, 2016, from $3,560 for the same period in 2015.

•	Expense from operations: Expense from operations decreased $35,657, or 25.63%, to $103,486 for the three months ended March 31, 2016, from $139,143 for the same period in 2015.

•	Net loss: Net loss decreased $51,513, or 37.22%, to $86,894 for the three months ended March 31, 2016, from $138,407 for the same period in 2015.

•	Fully diluted net income per share: Fully diluted net loss per share was $0 for the three months ended March 31, 2016, as compared to $0 for the same period in 2015.

Provision for Income Taxes

•

United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the first quarter of 2016.

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

We incurred no income taxes in either the three months ended March 31, 2016 or the three months ended March 31, 2015.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months ended March 31, 2015

The following table summarizes the results of our operations for the three months ended March 31, 2016 and 2015 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2015 to the same period of 2016.

	Three Months Ended
	March 31,		Increase	% Increase
Item	2016	2015	(Decrease)	(% Decrease)
Revenue	$16,466	$3,560	$12,906	362.53%
Cost of Revenue	16,466	4,165	12,301	295.34%
Gross Profit	0	(605)	605	100%
Operating Expenses	103,486	139,143	(35,657)	(25.63%	)
Other Income (expense)	16,592	1,341	15,251	1137.29%
Provision for Taxes	-	-	-	-
Net loss attributable to China Longyi	$79,377	$130,992	$(51,615)	(39.40%	)

Revenues. Our revenues are derived primarily from sales of our SOD products. Our revenues increased $12,906, to $16,466 for the three months ended March 31, 2016, from $3,560 for the same period in 2015. The increase in revenues was due to more SOD products being sold for the three months ended March 31, 2016 compared with the same period of 2015.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. As a result of our increased manufacturing activities during the first quarter of 2016, our cost of revenues increased $12,301, to $16,466 for the three months ended March 31, 2016, from $4,165 during the same period in 2015.

Gross Profit. Our gross profit increased by $605, to $0 for the three months ended March 31, 2016 from $(605) during the same period in 2015. The gross profit increased mainly due to more SOD products being sold for the three months ended March 31, 2016 compared with the same period of 2015.

Operating Expenses. Our total operating expenses for the three months ended March 31, 2016 decreased $35,657, or 25.63%, to $103,486, from $139,143 for the same period in 2015. This decrease was mainly attributable to the fact that we paid less professional and financial consultation fees for the three months ended March 31, 2016 compared with the same period of 2015.

Other Income (expense). Other income was $16,592 during the three months ended March 31, 2016, an increase of $15,251 from income of $1,341 during a same period in 2015.

Net Loss attributable to China Longyi. As a result of above facts, our net loss decreased by $51,615, or 39.40%, to $79,377 for the three months ended March 31, 2016, from $130,992 for the same period in 2015.

Liquidity and Capital Resources

We had $22,000 in cash and cash equivalents as of March 31, 2016. As of such date, we also had total current assets of $446,291 and total assets of $850,399. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $2,057,825. Our stockholders’ equity as of March 31, 2016 was $(1,207,426). Since inception, we have accumulated a net loss of $31,076,284.

The following table summarizes the statements of cash flows from the financial statements for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	Three Months Ended
	March 31,
	2016	2015
Net Cash Provided By/(Used In) Operating Activities	$(17,428)	$60,853
Net Cash Provided By/(Used In) Investing Activities	-	-
Net Cash Provided By/(Used In) Financing Activities	7,087	(1,629)
Effect of foreign exchange rate fluctuation	2,912	(1,541)
Net increase (decrease) in Cash and Cash Equivalents	(7, 429)	57,683
Cash and Cash Equivalents - Beginning of Period	29,429	46,366
Cash and Cash Equivalents – End of Period	22,000	104,049

Operating Activities

Net cash used in operating activities was $17,428 for the three-month period ended March 31, 2016 representing a decrease of $78,281 from $60,853 of net cash provided by the operating activities for the same period of 2015. The decrease of the cash provided by operating activities was mainly attributable to the fact that there was a change of other payables and deposits and prepayment. Cash provided by other payable was $68,474 for the three months ended March 31, 2016, while the cash provided from other payables was $181,051 in the same period of 2015. Cash used in deposits and prepayment was $(18,377) for the three months ended March 31, 2016 as compared with $8,147 in the same period of 2015.

Investing Activities

Net cash used in investing activities for the three-month period ended March 31, 2016 and 2015 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2016 was $7,087 as compared to $1,629 used in financing activities for the same period in 2015. Such change was attributable to the fact that we received $7,087 as a loan from one of our directors during the first quarter of 2016.

The Company did not have any bank loans as of March 31, 2016.

We expect to generate approximately $0.15 million to $0.25million of revenues from the sale of our products during the next 12 months. If our cash on hand and cash flow from operations do not meet our expected capital expenditure and working capital requirements for the next 12 months, we expect that our directors will provide more cash as loans to the company. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

	March 31,				December 31,
	2016		2015		2015
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.4612	7.7542	6.1422	7.7544	6.4936	7.7510

Items in the statements of income and comprehensive income, and the statements of cash flows	6.5301	7.7738	6.1373	7.7547	6.2272	7.7522

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended March 31, 2016 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three ended March 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: May 19, 2016
By: /s/ Jie Chen
-------------------------------------
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: May 19, 2016	By: /s/ Xinmin Pan
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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three ended March 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements.