Form 10-Q
period 2016-06-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2016-08-22
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2016 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

 CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
June 30, 2016

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Unaudited	Audited
	June 30,	December 31,
ASSETS	2016	2015
Current assets
Cash and cash equivalents	$84,702	$29,429
Inventories	350,071	359,194
Account receivables	162,202	5,544
Due from Related parties	-	-
Other receivables	29,653	26,508
Interest receivable	-	-
Short term investment	-	-
Deposits and prepayments	40,868	14,447
Total current assets	667,496	435,122

Investment	85,697	87,512
Property, plant and equipment (net)	302,367	320,386
	$1,055,560	$843,020

LIABILITIES AND EQUITY
Current liabilities
Short-term loan	$27,144	$58,519
Accounts payable	1,478	4,869
Accrued liabilities	300,398	192,306
Due to directors	605,387	627,832
Due to related parties	432,133	417,653
Other payables	717,205	660,868
Total current liabilities	2,083,745	1,962,047

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit accumulated during the development stage	(30,947,897)	(30,996,907)
Accumulated other comprehensive income	229,110	204,099
Total China Longyi stockholders' equity	(1,064,689)	(1,138,710)
Noncontrolling interest	36,504	19,683
Total Equity	(1,028,185)	(1,119,027)
	$1,055,560	$843,020

See notes to unaudited consolidated interim financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Sales	$624,345	$5,583	$640,811	$9,143
Cost of sales	455,167	6,532	471,633	10,697
Gross margin	169,178	(949)	169,178	(1,554)
Operating expenses
General and administrative	173,452	103,185	276,938	242,328
Goodwill impairment loss
Write-off inventory and bus
Research and development costs	-	-	-	-
	173,452	103,185	276,938	242,328
Loss from operations	(4,274)	(104,134)	(107,760)	(243,882)
Other income (expense)
Interest income	4	30	11	49
Other income (expense)	171,149	13,960	196,422	13,960
Transaction exchange gain	(13,375)	3,981	(16,203)	5,303
Interest expense	(3,240)	-	(9,100)	-
	154,538	17,971	171,130	19,312
Loss before income tax expense and noncontrolling interest	150,264	(86,163)	63,370	(224,570)
Income tax expense	-	-	-	-
Net profit	150,264	(86,163)	63,370	(224,570)
Less: Net profit attributable to noncontrolling interest	(21,877)	7,859	(14,360)	15,274
Net profit attributable to China Long $	128,387	$(78,304)	$49,010	$(209,296)

Basic and diluted loss per share	0.00	$0.00	$0.00	$(0.00)
Weighted average number of shares outstanding-basic and dilut	77,655,862	77,655,862	77,655,862	77,655,862
Comprehensive loss
Net profit	$150,264	$(86,163)	$63,370	$(224,570)
Foreign currency translation	-	2,874	27,472	(6,422)
Comprehensive profit	150,264	(83,289)	90,842	(230,992)
Comprehensive profit attributable to noncontrolling interest	21,877	(7,859)	16,821	(15,302)
Comprehensive profit attributable to China Longyi	$128,387	$(75,430)	$74,021	$(215,690)

See notes to unaudited consolidated interim financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net profit	$63,370	$(224,570)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	11,545	11,858
Changes in operating assets and liabilities:
Accounts receivables	(159,181)	(26,355)
Other receivables	(3,751)	(13,490)
Deposits and prepayment	(27,132)	-
Inventory	1,695	(95)
Other payables	182,800	276,399
Due to related parties	19,558	22,903
Accounts payable and accrued liabilities	(3,340)	16,317
Net cash used in operations	85,564	62,967

Cash flows from investing activities:
Purchase of investment	-	(62,003)
Purchases of property and equipment	-	(4,134)
Net cash provided by (used in) investing activities	-	(66,137)

Cash flows from financing activities:
Addition of short term loans	(30,624)	-
Proceeds (repayments) loans from directors	(11,901)	(1,632)
Net cash provided by financing activities	(42,525)	(1,632)
Effect of foreign exchange rate fluctuation	12,234	(5,389)
Increase(decrease) in cash and cash equivalents	55,273	(10,191)
Cash and cash equivalents, beginning of period	29,429	46,366
Cash and cash equivalents, end of period	$84,702	$36,175

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to unaudited consolidated interim financial statements

CHINA LONGYI GROUP INTERNATIONL HOLDINGS LIMITED
Notes to unaudited condensed consolidated interim financial statements (Unaudited)
June 30, 2016

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidation financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited consolidated financial statements of China Longyi Group International Holdings Limited (the “Company” or “China Longyi”) include the accounts of China Longyi and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

CHINA LONGYI GROUP INTERNATIONL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
June 30, 2016

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

GOING CONCERN

The Company has earned only insignificant revenues since its inception. As at June 30, 2016, the Company has a working capital deficiency of $1,416,249 and accumulated deficit from recurring net losses of $30,947,897 incurred for the current and prior years as of June 30, 2016. As at June 30, 2016, the Company has cash and cash equivalents of $84,702.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
June 30, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
June 30, 2016

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

Inventories as of June 30, 2016 were $350,071 and $359,194 in December 31, 2015.

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

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the six months period ended June 30, 2016 and 2015 were both $0 and a cumulative amount of $8,880,206 for the period from June 4, 1997 (inception) to June 30, 2016.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
June 30, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SHIPPING AND HANDLING

Costs relating to shipping and handling are part of general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss. Insignificant amount of shipping and handling costs incurred during the six months ended June 30, 2016 and 2015.

EARNING (LOSS) PER SHARE

Basic earnings (loss) per common share ("LPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

There were no stock options and potentially dilutive securities outstanding as at June 30, 2016.

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

The Company had no such compensation expense for the six months ended June 30, 2016 and 2015.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

There were no changes to the new accounting pronouncements as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 except for the following:

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
June 30, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3.	STOCKHOLDERS' EQUITY

The Company's capital structure as of June 30, 2016 and December 31, 2015 was as follows:

Common stock – par value $0.01	Authorized	Issued and outstanding
June 30, 2016	200,000,000	77,655,862
December 31, 2015	200,000,000	77,655,862

As of June 30, 2015, the Company had accumulated deficit of $30,947,897.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
June 30, 2016

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

In May of 2015, we signed an investment agreement with Guizhou Biology Technology Ltd. (“Guizhou”). According to the investment agreement, the Company invested RMB 500,000 to acquire 20% equity interest in of Guizhou. Although we own 20% equity of Guizhou, we do not have significant influence over Guizhou’s operating and financing policies. As of June 30, 2016, the company has invested RMB 500,000 in Guizhou.

The amount of investment as of June 30, 2016 and December 31, 2015 was $85,697 and $87,512, respectively.

5.	INVENTORIES

Inventories at June30, 2016and December 31, 2015 consisted of:

	June 30,	December 31,
	2016	2015
Raw Materials	$50,508	$26,124
Work in progress	256,614	266,717
Finished goods	42,949	66,353
	$350,071	$359,194

6.	PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of:

	June 30,	December 31,
	2016	2015
Transportation equipment	51,795	$52,892
Furniture and office equipment	55,859	57,043
Production equipment, buildings and improvements	368,522	376,331
Subtotal	476,176	486,266
Less: impairment provision	(46,577)	(47,563)
accumulated depreciation	(309,077)	(304,015)
	120,522	134,688
Construction in progress	181,845	185,698
	$302,367	320,386

Depreciation expense as of June 30, 2016 was $5,062. Accumulate impairment as of June 30, 2016 and December 31, 2015 was $46,577 and $47,563.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
June 30, 2016

7.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is a party to or to which any of their property is subject that will have a material adverse effect on the Company’s financial condition.

8.	SHORT-TERM LOAN

The principal amount for six months ended June 30, 2016 was $27,144 and for the year ended of 2015 was $58,519, respectively, and were recorded on the balance sheet as short-term loan.

9.	OTHER PAYABLES

Other payables are carrying value as of the balance sheet date of obligations incurred and payable, which are not elsewhere specified in the taxonomy.

Other payables as of June 30, 2016 and December 31, 2015 consist of the following:

	June 30,	December 31,
	2016	2015
Due to Tailong Zhongrui International Corporation	$34,685	$35,419
Due to Beijing De Qiuhong Investment Ltd.	476,028	486,116
Due to Small and Medium Sized Enterprises Union of
China	40,883	-
Due to Xinxiang Tianjieshan Biotechnology Co., Ltd.	18,197	-
Educational funds	10,330	9,754
Wage payable	69,198	86,740
Project payment	22,620	23,100
Other payable	45,264	19,739
Total	$717,205	$660,868

10.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN

Due to directors and Due to Related Companies are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

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
•

“China Longyi,” “we,” “us,” “our,” or the “Company” are references to the combined business of China Longyi Group International Holdings Limited and/or its consolidated subsidiaries, as the case may be;

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

Second Quarter of 2016 Financial Performance Highlights

The following are some financial highlights for the three months ended June 30, 2016:

•	Revenue: Revenue increased $618,762 to $624,345 for the three months ended June 30, 2016, from $5,583 for the same period in 2015.

•	Expense from operations: Expense from operations increased $70,267, or 68.10%, to $173,452 for the three months ended June 30, 2016, from $103,185 for the same period in 2015.

•	Net profit: Net profit increased $236,427, or 274.40%, to $150,264 for the three months ended June 30, 2016, from $(86,163) for the same period in 2015.

•	Fully diluted net income per share: Fully diluted net loss per share was $0 for the three months ended June 30, 2016, as compared to $0 for the same period in 2015.

Provision for Income Taxes

•

United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the second quarter of 2016.

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

We incurred no income taxes in either the three months ended June 30, 2016 or the three months ended June 30, 2015.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months ended June 30, 2015

The following table summarizes the results of our operations for the three months ended June 30, 2106 and 2015 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2015 to the same period of 2016.

	Three Months Ended
	June 30,		Increase	% Increase
Item	2016	2015	(Decrease)	(% Decrease)
Revenue	$624,345	$5,583	$618,762	11,082.97%
Cost of Revenue	455,167	6,532	448,635	6,868.26%
Gross Profit	169,178	(949)	170,127	17,926.98%
Operating Expenses	173,452	103,185	70,267	68.10%
Other Income (expense)	154,538	17,971	136,567	759.93%
Provision for Taxes	-	-	-	-
Net profit attributable to China Longyi	$128,387	$(78,304)	$206,691	263.96%

Revenues. Our revenues are derived primarily from sales of our SOD products. Our revenues increased $618,762, to $624,345 for the three months ended June 30, 2016, from $5,583 for the same period in 2015. The increase in revenues was due to more SOD products being sold for the three months ended June 30, 2016 compared with the same period of 2015.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues increased $448,635, to $455,167 for the three months ended June 30, 2016, from $6,532 during the same period in 2015 because more SOD products being produced and sold for the three months ended June 30, 2016 compared with the same period of 2015.

Gross Profit. Our gross profit increased by $170,127, to $169,178 for the three months ended June 30, 2016 from $(949) during the same period in 2015. The gross profit increased mainly due to more SOD products being sold for the three months ended June 30, 2016 compared with the same period of 2015.

Operating Expenses. Our total operating expenses for the three months ended June 30, 2016 increased $70,267, or 68.10%, to $173,452, from $103,185 for the same period in 2015. We paid a part of annual audit fee of 2015 during the second quarter of 2016; however we paid all of annual audit fee of 2014 in the first quarter of 2015.

Other Income (expense). Other income was $154,538 during the three months ended June 30, 2016, an increase of $136,567 from $17,971 during a same period in 2015. Such increase was mainly due to the written off the inventory in investment which was sold for the six months ended June 30, 2016.

Net Profit attributable to China Longyi. As a result of above facts, our net profit increased by $206,691, or 263.96%, to $128,387 for the three months ended June 30, 2016, from $(78,304) for the same period in 2015.

Six Months Ended June 30, 2016 Compared to Six Months ended June 30, 2015

The following table summarizes the results of our operations for the six months ended June 30, 2106 and 2015 and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2015 to the same period of 2016.

	Six Months Ended
	June 30,		Increase	% Increase
Item	2016	2015	(Decrease)	(% Decrease)
Revenue	$640,811	$9,143	$631,668	6908.76%
Cost of Revenue	471,633	10,697	460,936	4309.02%
Gross Profit	169,178	(1,554)	170,732	10986.62
Operating Expenses	276,938	242,328	34,610	14.28%
Other Income (expense)	171,130	19,312	151,818	786.13%
Provision for Taxes	-	-	-	--
Net profit attributable to China Longyi	$49,010	$(209,296)	$258,306	123.42%

Revenues. Revenues increased $631,668, to $640,811 for the six months ended June 30, 2016, from $9,143 for the same period in 2015. The increase in revenues was due to more SOD products being sold for the six months ended June 30, 2016 compared with the same period of 2015.

Cost of Revenues. Our cost of revenues increased $460,936, to $471,633 for the six months ended June 30, 2016, from $10,697 during the same period in 2015 because more SOD products being produced and sold for the six months ended June 30, 2016 compared with the same period of 2015.

Gross Profit. Our gross profit increased by $170,732, to $169,178 for the six months ended June 30, 2016 from $(1,554) during the same period in 2015. The gross profit increased mainly due to more SOD products being sold for the six months ended June 30, 2016 compared with the same period of 2015.

Operating Expenses. Our total operating expenses for the six months ended June 30, 2016 increased $34,610, or 14.28%, to $276,938, from $242,328 for the same period in 2015. This increase was mainly because we paid less professional and financial consultation fees for the six months ended June 30, 2016 compared with the same period of 2015.

Other Income (expense). Other income was $171,130 during the six months ended June 30, 2016, an increase of $151,818 from $19,312 during a same period in 2015. Such increase was mainly due to the written off the inventory in investment which sold for the six months ended June 30, 2016.

Net Profit attributable to China Longyi. As a result of above facts, our net profit increased by $258,306, or 123.42%, to $49,010 for the six months ended June 30, 2016, from $(209,296) for the same period in 2015.

Liquidity and Capital Resources

We had $84,702 in cash and cash equivalents as of June 30, 2016. As of such date, we also had total current assets of $667,496 and total assets of $1,055,560. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $2,083,745. Our stockholders’ equity as of June 30, 2016 was $(1,028,185). Since inception, we have accumulated a net loss of $30,947,897.

The following table summarizes the statements of cash flows from the financial statements for the six months ended June 30, 2016 compared to the six months ended June 30, 2015:

	Six Months Ended
	June 30,
	2016	2015
Net Cash Provided By (Used In) Operating Activities	$85,564	$62,967
Net Cash Provided By (Used In) Investing Activities	-	(66,137)
Net Cash Provided By (Used In) Financing Activities	(42,525)	(1,632)
Effect of foreign exchange rate fluctuation	12,234	(5,389)
Net increase (decrease) in Cash and Cash Equivalents	55,273	(10,191)
Cash and Cash Equivalents - Beginning of Period	29,429	46,366
Cash and Cash Equivalents – End of Period	84,702	36,175

Operating Activities

Net cash provided by operating activities was $85,564 for the six-month period ended June 30, 2016 representing an increase of $22,597 from $62,967 of net cash provided by the operating activities for the same period of 2015. The increase in the cash provided by operating activities was mainly attributable to the number of account of Net Loss, Account receivables, Deposits and prepayment, and other payables changed. Cash flows provided by Net Loss increased $287,940 to $63,370 for the six months ended June 30, 2016, from ($224,570) for the same period in 2015. Cash flow used in Account receivables decreased $9,739, to $3,751 for the six months ended June 30, 2016, from $13,490 for the same period in 2015. Cash flows used in Deposits and prepayment increased $27,132, to $27,132 for the six months ended June 30, 2016, from $0 for the same period in 2015. Cash flow provided by other payables decreased $93,599, to $182,800 for the six months ended June 30, 2016, from $276,399 for the same period in 2015.

Investing Activities

Net cash provided by investing activities for the six-month period ended June 30, 2016 was $0 as compared with $66,137 of net cash used in investing activities for the same period of 2015. Such change was mainly because we didn’t have any investing activities for the six months ended June 30, 2016 compared with the same period of 2015.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2016 was $(42,525) as compared to $(1,632) used in financing activities for the same period in 2015. We repaid certain short term loans and loans from directors in an amount of $30,624 and $11,901, respectively, for the six months ended June 30, 2016.

The Company did not have any bank loans as of June 30, 2016.

We expect to generate approximately $1 million to $1.5 million of revenues from the sale of our products during the next 12 months. If our cash on hand and cash flow from operations do not meet our expected capital expenditure and working capital requirements for the next 12 months, we expect that our directors will provide more cash as loans to the company. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

		June 30,			December 31,
	2016		2015		2015
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.6312	7.7542	6.1136	7.7524	6.4936	7.7510

Items in the statements of income and comprehensive income, and the statements of cash flows	6.5309	7.7738	6.1287	7.7534	6.2272	7.7522

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

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the fiscal quarter ended June 30, 2016 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: August 19, 2016
By: /s/ Jie Chen
-------------------------------------
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: August 19, 2016	By: /s/ Xinmin Pan
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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements.