Form 10-Q
period 2016-09-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2016-11-14
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2016 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2016

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30,	December 31,
ASSETS	2016	2015
Current assets
Cash and cash equivalents	$152,912	$29,429
Inventories	333,210	359,194
Account receivables	175,775	5,544
Due from directors	8,099	-
Other receivables	77,815	26,508
Deposits and prepayments	103,523	14,447
Total current assets	851,334	435,122

Investment	85,099	87,512
Property, plant and equipment (net)	295,266	320,386
	$1,231,699	$843,020

LIABILITIES AND EQUITY
Current liabilities
Short-term loan	$-	$58,519
Accounts payable	1,468	4,869
Accrued liabilities	452,837	192,306
Due to directors	590,134	627,832
Due to related parties	394,247	417,653
Other payables	580,377	660,868
Total current liabilities	2,019,063	1,962,047

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Deficit	(30,731,204)	(30,996,907)
Other comprehensive income	227,473	204,099
Stockholders' equity (deficit)	(849,633)	(1,138,710)
Noncontrolling interest	62,269	19,683
Total Equity	(787,364)	(1,119,027)
	$1,231,699	$843,020

See notes to unaudited condensed consolidated interim financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Sales	$1,034,223	$153,976	$1,675,034	$163,119
Cost of sales	687,311	185,308	1,158,944	206,167
Gross margin	346,912	(31,332)	516,090	(43,048)
Operating expenses
General and administrative expenses	301,162	121,637	578,100	363,965
	301,162	121,637	578,100	363,965
Profit (Loss) from operations	45,750	(152,969)	(62,010)	(407,013)
Other income (expense)
Interest income	87	6	98	55
Other income (expense)	195,764	179,750	392,186	193,710
Foreign exchange gain (loss)	210	(10,089)	(15,993)	(4,786)
Interest expense	154	-	(8,946)	-
	196,215	169,667	367,345	188,979
Income (Loss) before income tax and noncontrolling interest	241,965	16,698	305,335	(218,034)
Income tax	-	-	-	-
Net Income (loss)	241,965	16,698	305,335	(218,034)
Less: Net income (loss) attributable to noncontrolling interest	(25,272)	(1,789)	(39,632)	13,485
Net income (loss) attributable to the Company	$216,693	$14,909	$265,703	$(204,549)

Basic and diluted income (loss) per share	$0.00	$0.00	$0.00	$(0.00)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862	77,655,862	77,655,862
Comprehensive income (loss)
Net Income (loss)	$241,965	$16,698	$305,335	$(218,034)
Foreign currency translation	(1,144)	32,528	26,328	26,106
Comprehensive income (loss)	240,821	49,226	331,663	-191,928

Comprehensive income (loss) attributable to noncontrolling interest	493	6,352	42,586	-8,950
Comprehensive income (loss) attributable to the Company	$240,328	$42,874	$289,077	$(182,978)

See notes to unaudited condensed consolidated interim financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income ( loss)	$305,335	$(218,034)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	22,869	17,855
Changes in operating assets and liabilities:
Accounts receivables	(173,029)	-
Other receivables	(52,846)	(55,496)
Due from directors	(8,225)	-
Deposits and prepayment	(90,864)	(9,099)
Inventory	16,326	6,064
Other payables	203,929	278,867
Due to related parties	(17,375)	32,130
Accounts payable and accrued liabilities	(3,318)	-
Net cash provided by operations	202,802	52,287

Cash flows from investing activities:
Purchase of investment	-	(61,551)
Purchases of property and equipment	(6,335)	(5,668)
Net cash (used in) investing activities	(6,335)	(67,219)

Cash flows from financing activities:
Proceeds (repayments) of short term loans	(57,788)	-
Proceeds (repayments) loans from directors	(23,886)	(6,479)
Net cash (used in) financing activities	(81,674)	(6,479)
Effect of foreign exchange rate fluctuation	8,690	2,535
Increase(decrease) in cash and cash equivalents	123,483	(18,876)
Cash and cash equivalents, beginning of period	29,429	46,366
Cash and cash equivalents, end of period	$152,912	$27,490

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to unaudited condensed consolidated interim financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to unaudited condensed consolidated interim financial statements
September 30, 2016

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed consolidated interim financial statements of China Longyi Group International Holdings Limited (the “Company” or “China Longyi”) include the accounts of China Longyi and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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
Notes to unaudited condensed consolidated interim financial statements
September 30, 2016

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

GOING CONCERN

The Company has earned only insignificant revenues since its inception. As at September 30, 2016, the Company has a working capital deficiency of $1,167,729 and accumulated deficit from recurring net losses of $30,731,204 incurred for the current and prior years as of September 30, 2016. As at September 30, 2016, the Company has cash and cash equivalents of $152,912.

The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The unaudited condensed consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements for all periods presented include the financial statements of China Longyi Group International Holdings Limited, and its subsidiaries: Top Team Holdings Limited, Full Ample Group Limited (Daykeen Group, BVI), Top Time International Limited (HK), Beijing SOD, and Chongqing SOD. The unaudited condensed consolidated interim financial statements have been prepared in accordance with US GAAP. All significant intercompany accounts and transactions have been eliminated.

The Company has determined the People’s Republic of China Chinese Yuan Renminbi (“RMB”) to be its functional currency. The accompanying unaudited condensed consolidated interim financial statements are presented in United States (US) dollars. The unaudited condensed consolidated interim financial statements are translated into US dollars from RMB at quarter-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
September 30, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NONCONTROLLING INTEREST IN SUBSIDIARIES

The Company owns 90% of the equity interests in Beijing SOD, and the remaining 10% is owned by Miss Ran Wang. Therefore, the Company records non-controlling interest charge in the statement of operations to allocate 10% of the results of operations of the Beijing SOD to Miss Ran Wang, its non-controlling shareholder.

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
September 30, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH AND CASH EQUIVALENTS

Cash and Cash Equivalents as of September 30, 2016 were $152,912 and $29,429 in December 31, 2015.

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

Inventories as of September 30, 2016 were $333,210 and $359,194 in December 31, 2015.

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
September 30, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SHIPPING AND HANDLING

Costs relating to shipping and handling are part of general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss. Insignificant amount of shipping and handling costs incurred during the nine months ended September 30, 2016 and 2015.

EARNING (LOSS) PER SHARE

Basic earnings (loss) per common share ("LPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

There were no stock options and potentially dilutive securities outstanding as at September 30, 2016.

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

The Company had no such compensation expense for the nine months ended September 30, 2016 and 2015.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform with the presentation adopted in the current period.

COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

RECENTLY ADOPTED ACCOUNTING STANDDARDS

There were no changes to the new accounting pronouncements as described in our Annual Report on Form 10- K for the fiscal year ended December 31, 2015 except for the following:

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
September 30, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance which amends the existing accounting standards for leases. Consistent with existing guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize right-of-use assets and lease liabilities on the balance sheet. The new guidance is effective for us from November 1, 2020, and interim periods in the following year. Early adoption of this guidance is permitted and we will be required to adopt using a modified retrospective approach. We are evaluating the timing and the impact of adopting this guidance on our unaudited condensed consolidated financial statements and disclosures.

In January 2016, FASB issued amendments to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The provisions under this amendment are effective for us from November 1, 2018, and for interim periods in the following year and early adoption is not permitted. We are evaluating the impact of adopting this guidance to our unaudited condensed consolidated financial statements.

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

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our unaudited condensed consolidated financial statements upon adoption.

3.	STOCKHOLDERS' EQUITY

The Company's capital structure as of September 30, 2016 and December 31, 2015 was as follows:

Common stock – par value $0.01	Authorized	Issued and outstanding

September 30, 2016	200,000,000	77,655,862

December 31, 2015	200,000,000	77,655,862

As of September 30, 2016, the Company had accumulated deficit of $30,731,204.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
September 30, 2016

4.	INVESTMENT

On January 5, 2010, the Company acquired 20% equity interest in Cangshan Duoha Vegetable Food Company (“Duoha”) by issuing 50,000 shares of common stock of the Company at $0.2 per share to Duoha’s shareholders. According to the investment agreement, although we own 20% equity interest of Duoha, we do not have significant influence over Duoha’s operating and financing activities. Therefore, the Company used cost method to record the above investment.

In May of 2015, we signed an investment agreement with Guizhou Biology Technology Ltd. (“Guizhou”). According to the investment agreement, the Company invested RMB 500,000 ($74,875) to acquire 20% equity interest in of Guizhou. Although we own 20% equity of Guizhou, we do not have significant influence over Guizhou’s operating and financing activities.

The amount of investment as of September 30, 2016 and December 31, 2015 was $85,099 and $87,512, respectively.

5.	INVENTORIES

Inventories at September 30, 2016 and December 31, 2015 consisted of:

	September 30,	December 31,
	2016	2015
Raw Materials	$48,558	$12,639
Low value consumables	13,113	13,485
Work in progress	228,802	266,717
Finished goods	42,737	66,353
	$333,210	$359,194

6.	PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of:

	September 30,	December 31,
	2016	2015
Transportation equipment	$51,434	$52,892
Furniture and office equipment	61,707	57,043
Production equipment, buildings and improvements	365,950	376,331
Subtotal	479,091	486,266
Less: impairment provision	(46,252)	(47,563)
accumulated depreciation	(318,149)	(304,015)
	114,690	134,688
Construction in progress	180,576	185,698
	$295,266	$320,386

Depreciation expense for the nine months ended September 30, 2016 was $22,869. Accumulated impairment as of September 30, 2016 and December 31, 2015 was $46,252 and $47,563.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to condensed consolidated financial statements (Unaudited)
September 30, 2016

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

During the year of 2015, Shiling Wang provided the company an unsecured loan in an amount of RMB 380,000 ($56,905), and the interest rate of the loan is 25% per annum. As of September 30, 2016, the Company has repaid loan in full.

The principal amount as of September 30, 2016 was $0 and as of December 31, 2015 was $58,519, respectively, and were recorded on the balance sheet as short-term loan.

9.	OTHER PAYABLES

Other payables are carrying value as of the balance sheet date of obligations incurred and payable, which are not elsewhere specified in the taxonomy.

Other payables as of September 30, 2016 and December 31, 2015 consist of the following:

	September 30,	December 31,
	2016	2015
Due to Tailong Zhongrui International Corporation	$13,178	$35,419
Due to Beijing De Qiuhong Investment Ltd.	382,857	486,116
Due to Xinxiang Tianjieshan Biotechnology Co., Ltd.	58,457	-
Educational funds	7,729	9,754
Wage payable	85,880	86,740
Project payment	22, 462	23,100
Other payable	9,814	19,739
Total	$580,377	$660,868

10.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN

Due to directors, Due from directors and Due to Related Companies are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

The Company rents office space from the related company on a month to month basis.

The amount of Due from directors as of September 30, 2016 and December 31, 2015 was $8,099 and $0, respectively. The amount of $8,099, due from directors was advanced to the Company’s CEO for business related travel and was applied against travel expenses incurred by the Company’s CEO during October 2016.

The amount of Due to directors as of September 30, 2016 and December 31, 2015 was $590,134 and $627,832, respectively.

The amount of Due to related parties as of September 30, 2016 and December 31, 2015 was $394,247 and $417,653, respectively.

11.	SUBSEQUENT EVENTS

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated interim financial statements and the notes thereto.

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

Third Quarter of 2016 Financial Performance Highlights

The following are some financial highlights for the three months ended September 30, 2016:

  Revenue: Revenue increase $880,247, to $1,034,223 for the three months ended September 30, 2016, from $153,976 for the same period in 2015.

  Expense from operations: Expense from operations increased $179,525, or 147.59%, to $301,162 for the three months ended September 30, 2016, from $121,637 for the same period in 2015.

  Net profit: Net profit increased $225,267, or 1349.06%, to $241,965 for the three months ended September 30, 2016, from $16,698 for the same period in 2015.

  Fully diluted net income per share: Fully diluted net income per share was $0 for the three months ended September 30, 2016, as compared to $0 for the same period in 2015.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the third quarter of 2016.

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

We incurred no income taxes in either the three months ended September 30, 2016 or the three months ended September 30, 2015.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months ended September 30, 2015

The following table summarizes the results of our operations for the three months ended September 30, 2016 and 2015 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2015 to the same period of 2016.

	Three Months Ended
	September 30,		Increase	% Increase
Item	2016	2015	(Decrease)	(% Decrease)
Revenue	$1,034,223	$153,976	$880,247	571.68%
Cost of Revenue	687,311	185,308	502,003	270.90%
Gross Profit	346,912	(31,332)	378,244	1207.21%
Operating Expenses	301,162	121,637	179,525	147.59%
Other Income (expense)	196,214	169,667	26,547	15.65%
Provision for Taxes	-	-	-	-
Net income attributable to China	$216,693	$14,909	$201,784	1353.44%

Revenues. Our revenues are derived primarily from sales of our SOD products. Our revenues increased $880,247, to $1,034,223 for the three months ended September 30, 2016, from $153,976 for the same period in 2015. The increase in revenues was due to more SOD products being sold for the three months ended September 30, 2016 compared with the same period of 2015.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues increased $502,003, to $687,311 for the three months ended September 30, 2016, from $185,308 during the same period in 2015 because more SOD products being produced and sold for the three months ended September 30, 2016 compared with the same period of 2015.

Gross Profit. Our gross profit increased by $378,244, to $346,912 for the three months ended September 30, 2016 from $(31,332) during the same period in 2015. The gross profit increased mainly due to more SOD products being sold for the three months ended September 30, 2016 compared with the same period of 2015.

Operating Expenses. Our total operating expenses for the three months ended September 30, 2016 increased $179,525, or 147.59%, to $301,162, from $121,637 for the same period in 2015. This increase was mainly because we paid more office fees, rental, sales taxes and advertising expenses for three months ended September 30, 2016 compared with the same period of 2015.

Other Income (expense). Other income was $196,214 during the three months ended September 30, 2016, an increase of $26,547 from $169,667 during the same period in 2015. Such increase was mainly due to the fact that non-operating income increased $16,014, to $195,764 for the three months ended September 30, 2016, from $179,750 for the same period in 2015.

Net profit attributable to China Longyi. As a result of above facts, our net profit increased by $201,784, or 1353.44%, to $216,693 for the three months ended September 30, 2016, from $14,909 for the same period in 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months ended September 30, 2015

The following table summarizes the results of our operations for the nine months ended September 30, 2016 and 2015 and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2015 to the same period of 2016.

	Nine Months Ended
	September 30,		Increase	% Increase
Item	2016	2015	(Decrease)	(% Decrease)
Revenue	$1,675,034	$163,119	$1,511,915	926.88%
Cost of Revenue	1,158,944	206,167	952,777	462.14%
Gross Profit	516,090	(43,048)	559,138	1298.87%
Operating Expenses	578,100	363,965	214,135	58.83%
Other Income (expense)	367,344	188,979	178,365	94.38%
Provision for Taxes	-	-	-	-
Net profit (loss) attributable to China	$265,703	$(204,549)	$470,252	229.90%

Revenues. Revenues increased $1,511,915, to $1,675,034 for the nine months ended September 30, 2016, from $163,119 for the same period in 2015. The increase in revenues was due to more SOD products being sold for the nine months ended September 30, 2016 compared with the same period of 2015.

Cost of Revenues. Our cost of revenues increased $952,777, to $1,158,944 for the nine months ended September 30, 2016, from $206,167 during the same period in 2015 because more SOD products being produced and sold for the nine months ended September 30, 2016 compared with the same period of 2015.

Gross Profit. Our gross profit increased by $559,138, to $516,090 for the nine months ended September 30, 2016 from $(43,048) during the same period in 2015. The gross profit increased mainly due to more SOD products being sold for the nine months ended September 30, 2016 compared with the same period of 2015.

Operating Expenses. Our total operating expenses for the nine months ended September 30, 2016 increased $214,135, or 58.83%, to $578,100, from $363,965 for the same period in 2015. This increase was mainly because we paid more office fees, rental, sales taxes and advertising expenses for the nine months ended September 30, 2016 compared with the same period of 2015.

Other Income (expense). Other income was $367,344 during the nine months ended September 30, 2016, an increase of $178,365 from $188,979 during a same period in 2015. Such increase was mainly due to the fact that our non-operating income increased $198,476, to $392,186 for the nine months ended September 30, 2016, from $193,710 for the same period in 2015.

Net profit attributable to China Longyi. As a result of above facts, our net profit increased by $470,252, or 229.90%, to $265,703 for the nine months ended September 30, 2016, from $(204,549) for the same period in 2015.

Liquidity and Capital Resources

We had $152,912 in cash and cash equivalents as of September 30, 2016. As of such date, we also had total current assets of $851,334 and total assets of $1,231,699. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors and other payables) in the amount of $2,019,063. Our stockholders’ equity as of September 30, 2016 was $(787,364). Since inception, we have accumulated a net loss of $30,731,204.

The following table summarizes the statements of cash flows from the unaudited condensed consolidated interim financial statements for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015:

	Nine Months Ended
	September 30,
	2016	2015
Net Cash Provided By (Used In) Operating Activities	$202,802	$52,287
Net Cash Provided By (Used In) Investing Activities	(6,335)	(67,219)
Net Cash Provided By (Used In) Financing Activities	(81,674)	(6,479)
Effect of foreign exchange rate fluctuation	8,690	2,535
Net increase (decrease) in Cash and Cash Equivalents	123,483	(18,876)
Cash and Cash Equivalents - Beginning of Period	29,429	46,366
Cash and Cash Equivalents – End of Period	152,912	27,490

Operating Activities

Net cash provided by operating activities was $202,802 for the nine-month period ended September 30, 2016 representing an increase of $150,515 from $52,287 of net cash provided by the operating activities for the same period of 2015. The increase in the cash provided by operating activities was mainly attributable to changes in Net income, Account receivables, Deposits and prepayment, and other payables. Cash flows provided by Net Income increased $523,369 to $305,335 for the nine months ended September 30, 2016, from ($218,034) for the same period in 2015. Cash flow used in Account receivables increased $173,029 to $173,029 for the nine months ended September 30, 2016, from $0 for the same period in 2015. Cash flows used in Deposits and prepayment increased $81,765, to $90,864 for nine months ended September 30, 2016, from $9,099 for the same period in 2015. Cash flow provided by other payables decreased $74,938, to $203,929 for nine months ended September 30, 2016, from $278,867 for the same period in 2015.

Investing Activities

Net cash used in investing activities for the nine-month period ended September 30, 2016 was $6,335 as compared with $67,219 of net cash used in investing activities for the same period of 2015. We did not have any investing activities for the nine months ended September 30, 2016 as compared with the same period of 2015.

Financing Activities

Net cash used in financing activities for the nine-month period ended September 30, 2016 was $81,674 as compared to $6,479 used in financing activities for the same period in 2015. We repaid certain short term loans and loans from directors in an amount of $57,788 and $23,886, respectively, for the nine months ended September 30, 2016.

The Company did not have any bank loans as of September 30, 2016.

We expect to generate approximately $2 million to $2.5 million of revenues from the sale of our products during the next 12 months. If our cash on hand and cash flow from operations do not meet our expected capital expenditure and working capital requirements for the next 12 months, we expect that our directors will provide more cash as loans to the company. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Critical Accounting Policies

Foreign Currencies
The company has determined that RMB to be its functional currency. The accompanying unaudited consolidated interim financial statements are presented in U.S. dollars. The unaudited condensed consolidated interim financial statements are translated into US dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	September 30,				December 31,
	2016		2015		2015
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.6778	7.7561	6.3613	7.7500	6.4936	7.7510

Items in the statements of income and comprehensive income, and the statements of cash flows	6.5757	7.7636	6.1738	7.7528	6.2272	7.7522

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended September 30, 2016 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: November 14, 2016
By: /s/ Jie Chen
-------------------------------------
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: November 14, 2016	By: /s/ Xinmin Pan
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

101

The following financial information from The China Longyi Group International Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.