Form 10-K
period 2016-12-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2017-04-17
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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
Yes [   ]        No [X]

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $0.04 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 77,655,862 shares of the registrant’s common stock outstanding as of April 12, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

FORM 10-K
For the Fiscal Year Ended December 31, 2016

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

Research and Development

We did not incur expenditures for research and development for the years ended December 31, 2016 and 2015.

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

Employees

As of December 31, 2016, we had a total of 47 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our Company.

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

Our audited consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included with this report, we had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years as of December 31, 2016. These conditions raise substantial doubt about our ability to continue as a going concern.

We have earned only insignificant revenues and it is uncertain whether we will earn any revenues in the future or whether we will ultimately be profitable.

We only started generating meaningful amount of revenues recently and our future operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of SOD products, the utilization of unproven technology and the competitive environment in which we operate. There can be no assurance that we will be able to develop, manufacture or market any products in the future, that future revenues will be significant, that any sales will be profitable or that we will have sufficient funds available to complete our marketing and development programs or to market any products which we may develop. In addition, as a result of our limited operating history even though we do currently have a marketable product, we expect to incur substantial operating losses until we can generate sufficient revenues from the sales of our SOD products to cover our operating costs. We currently have limited sources of potential operating revenue and there can be no assurance that we will be able to develop revenue sources or that our operations will ever become profitable.

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

The global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. Since 2012, growth of the Chinese economy has slowed down. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, any stimulus measures designed to boost the Chinese economy, may contribute to higher inflation, which could adversely affect our results of operations and financial condition..

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

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 3% and as low as -0.7% .. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

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

Our main production facilities are located at Sanjie Village, Huangpu Town, Jiangjin City, Chongqing. The total site area is approximately 20,000 square meters. We lease this facility under a lease agreement with Huangpu Town Government. The term of the lease is 20 years. We plan to buy the facility when the lease expires.

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

	Closing Prices (1)
	High	Low

Year Ended December 31, 2016

1st Quarter	$0.005	$0.003
2nd Quarter	$0.005	$0.005
3rd Quarter	$0.005	$0.0025
4th Quarter	$0.04	$0.0025

Year Ended December 31, 2015

1st Quarter	$0.20	$0.03
2nd Quarter	$0.07	$0.05
3rd Quarter	$0.05	$0.05
4th Quarter	$0.05	$0.00

________________________
(1)The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.otcmarkets.com for the periods indicated.

Holders

On April 12, 2017, there were approximately 310 stockholders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name”.

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

Fiscal Year Ended December 31, 2016 Compared to December 31, 2015

The following table summarizes the results of our operations during the fiscal years ended December 31, 2016 and 2015 and provides information regarding the dollar and percentage increase or (decrease) from the 2015 fiscal year to the 2016 fiscal year.

				Percentage
			Increase	Increase
Line Item	December 31, 2016	December 31, 2015	(Decrease)	(Decrease)
Revenues	$ 1,745,363	$ 160,349	$ 1,585,014	988.48%
Cost of Sales	$ 738,883	$ 8,838	$ 730,045	8260.30%
Gross Profit	$ 1,006,480	$ 151,511	$ 854,969	564.30%
Operating Expenses	$ 768,765	$ 516,912	$ 251,853	48.72%
Income Taxes	$ -	$ -	$ -	-
Net profit	$ 177,492	$ (370,586)	$ 548,078	147.89%

Revenue

Our revenues are derived primarily from sales of our SOD products. Our revenues in fiscal year 2016 amounted to $1,745,363, as compared with $160,349 of fiscal year 2015. The increase in revenues was due to more SOD products being sold for the twelve months ended December 31, 2016 compared with the same period of 2015. Our new products were gradually known and accepted by our customers due to our marketing efforts, therefore more and more our new products were sold during the year of 2016.

Cost of Sales

Our cost of sales is primarily comprised of the costs of our raw materials, labor, processing materials and overhead. Our cost of sales in fiscal years 2016 and 2015 was $738,883 and $8,838, respectively, which accounts for approximately 42.33% and 5.51%, respectively, as a percentage of total revenues. Cost of sales as a percentage of annual revenues increased by about 36.82% in 2016 as compared with 2015. In 2015, we sold our new products at lower prices in order to introduce our products to customer. In 2016, we sold our products at regular prices since our new SOD products were known by our customer. The significant increase in cost of revenues was due to more SOD products being sold for the twelve months ended December 31, 2016 compared with the same period of 2015.

Furthermore, when we acquired our Chongqing and Beijing subsidiaries, the procedure of purchasing raw material of inventory was not recognized by US GAAP and accordingly the inventory was included in our assets. Although such inventory was not recognized by us, it was recognized by our Chongqing and Beijing subsidiaries due to the differences between US and Chinese accounting policies.

Before 2015, we recorded such used unrecognized inventory as other income. Since 2015, we have used such unrecognized inventory to reduce the cost of sales.

Gross Profit

Our gross profit increased by $854,969, or 564.30%, to $1,006,480 in fiscal year 2016 from $151,511 in 2015. Gross profit as a percentage of revenues was 57.67% in fiscal year 2016, a decrease of 36.82% from 94.49% in 2015.

Operating Expenses

Our operating expenses for the fiscal year ended December 31, 2016 were $768,765, as compared to $516,912 for 2015. This increase of $251,853 or 48.72% is primarily due to the fact that we paid more office expenses, rental, sales tax and advertising expenses in the year of 2016 as compared with 2015.

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

We incurred no income taxes in either 2016 or 2015.

Net Income.

As a result of the factors described above, our net profit increased $548,078, or 147.89%, to 177,492 for the year ended December 31, 2016, from $(370,586) for 2015.

Liquidity and Capital Resources

General

As of December 31, 2016, we had cash and cash equivalents of approximately $33,976. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	For the Fiscal Year Ended December 31,
	2016	2015
Net cash provided by (used in) operating activities	$(24,361)	$(18,057)
Net cash provided by (used in) investing activities	$(12,169)	$(85,913)
Net cash provided by (used in) financing activities	$32,526	$78,615
Net cash flow	$4,547	$(16,937)

Operating Activities

Net cash used in operating activities was $(24,361) for the fiscal year ended December 31, 2016 which is an increase of $6,304 from $(18,057) net cash used in operating activities for 2015. The increase of the cash used in operating activities was mainly attributed to the change of the number of account of Net income, Account receivables, Deposits and prepayment, and other payables.

Cash flows provided by Net Income increased $548,078 to $177,492 for the twelve months ended December 31, 2016, from ($370,586) for the same period in 2015.

Cash flow used in Account receivables increased $71,295 to $ 49,903 for the twelve months ended December 31, 2016, from $(21,392) for the same period in 2015.

Cash flows used in Deposits and prepayment increased $30,575, to $30,575 for twelve months ended December 31, 2016, from $0 for the same period in 2015.

Cash flow used in other payables increased $602,693, to $324,486 for twelve months ended December 31, 2016, from $(278,207) for the same period in 2015.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the fiscal year ended December 31, 2016 was $12,169 which is a decrease of $73,744 from net cash used in investing activities of $85,913 for 2015. Such change was mainly because we had paid RMB 500,000 to Guizhou Biology as investment in 2015.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2016 was $32,526, while in 2015 we had $78,615 net cash provided by financing activities. Such change was attributable to the fact that we repaid certain short term loans and loans from directors in an amount of $89,754 and $17,593, respectively, for the twelve months ended December 31, 2016.

We expect to generate approximately between $2 million to $2.5 million of revenues from the sale of our products during the next 12 months. If our cash on hand and cash flow from operations do not meet our expected capital expenditure and working capital requirements for the next 12 months, we expect that our directors will provide more cash as loans to the company. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Critical Accounting Policies

Foreign Currencies
The company has determined that RMB to be its functional currency. The accompanying audited consolidated financial statements are presented in U.S. dollars. The audited consolidated financial statements are translated into US dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	December 31,
	2016		2015
	RMB	HK$	RMB	HK$

Balance sheet items, except for equity accounts	6.9370	7.7551	6.4936	7.7510

Items in the statements of income and comprehensive income, and the statements of cash flows	6.6401	7.7621	6.2272	7.7522

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2016 and 2015 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Chen and Mr. Pan concluded that as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2016.

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors:

Name	Age	Position

Changde Li	60	Chairman of the Board

Jie Chen	61	Chief Executive Officer and Director

Xinmin Pan	71	Chief Financial Officer

Hui Chen	47	Director

Hongliang Li	55	Director

Wei Wang	46	Director

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2016 fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table – 2016 and 2015

The following table sets forth information concerning all compensation awarded to, earned by or paid to Our Chief Executive Officer for services rendered in all capacities during 2016 and 2015. No other executive officers received total annual salary and bonus compensation in excess of $100,000 in either fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Jie Chen, CEO and Director	2016	5,190	-	5,190
	2015	5,544	-	5,544

Outstanding Equity Awards at Fiscal Year End

There was no unexercised option, stock that has not vested or equity incentive plan award for any named executive officer as of December 31, 2016.

Additional Narrative Disclosure

We have an employment agreement with Mr. Xinmin Pan who became our Chief Financial Officer in December 2006 after serving as our accountant from October 2006 to December 2006. We are obligated to pay him an annual salary of RMB 72,000, or $13,500. However, in 2007, we changed the employment agreement with Mr. Pan to pay him an annual salary of RMB 36,000 or $4,732 due to our limited revenue in the fiscal year 2007. We paid to Mr. Pan RMB 36,000 or $5,544 as his annual salary of the fiscal year 2015 and RMB 36,000 or $5,190 as his annual salary of the fiscal year 2016.

We have a verbal understanding with our Chief Executive Officer and Director, Jie Chen, regarding her annual salary of $5,544 and $5,190 for the fiscal years 2015 and 2016, respectively.

Although we have a verbal understanding with our Chairman, Chang-de Li regarding the payment to him of an annual salary in amount of $100,809, Mr. Li did not receive any compensation in 2015 and 2016.

Compensation of Directors

There have been no fees earned or paid in cash for services to our directors. No stock or stock options or other equity incentives were awarded to our directors for their services as directors during the fiscal year ended December 31, 2016. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. However, we do reimburse each director for reasonable travel expenses related to such director's attendance at board of directors and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock as of April 12, 2017 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Longyi Group International Holdings Limited, 8B 8/F East Area, Century Golden Resources Business Center, 69 Banjing Road, Haidian District, Beijing, and People’s Republic of China 100097.

			Amount &Nature of
	Name & Address		Beneficial		Percent of
Title of Class	of Beneficial Owner	Office, If Any	Ownership(1)		Class(2)
Directors and Officers

Common Stock	Chang-de Li No. 95 Kangxi Road Ba Da Xia Industrial Development Zone Yanqing County, Beijing People’s Republic of China	Chairman	6,034,695	(3)	7.77%

Common Stock	Jie Chen	CEO and Director	0		*

Common Stock	Xinmin Pan	CFO	0		*

Common Stock	Hui Chen	Director	0		*

Common Stock	Hongling Li	Director	0		*

Common Stock	Wei Wang	Director	62,750,000	(4) (8)	80.81%

Common Stock	All officers and directors as a group (5 persons named above)		68,784,695		88.58%

5% Security holders

Common Stock	Daykeen Investment Limited 19th Floor, Beverly House, Nos. 93- 107 Lockhart Road, Wanchai, Hong Kong		62,250,000	(4)	80.16%

Common Stock	Jolly Concept Management Limited 19th Floor, Beverly House, Nos. 93- 107 Lockhart Road, Wanchai, Hong Kong		5,134,000		6.61%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

A total of 77,655,862 shares of our common stock are considered to be issued and outstanding pursuant to SEC Rule 13d-3(d) (1) as of April 12, 2017. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

As of December 31, 2016, we had borrowed an aggregate of approximately $573,587 from our directors to be used as working capital. The loans do not have maturity dates and are non-interest bearing and unsecured.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

The following table represents fees billed for 2016 and 2015 for professional audit services rendered by our independent registered public accounting firms:

	2016	2015

Audit fees(1)	$50,000	$50,000
Audit-related fees(2)	17,000	17,000
Tax fees	-	-
All other fees	-	-
Total	67,000	67,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by Tao Su, CPA for our consolidated financial statements as of and for the year ended December 31, 2016.

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

Date: April 17, 2017

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

SIGNATURE	CAPACITY	DATE

/s/Chang-de Li	Chairman
April 17, 2017
Chang-de Li

/s/Jie Chen	Chief Executive Officer and Director
April 17, 2017
Jie Chen

/s/Xinmin Pan	Chief Financial Officer
April 17, 2017
Xinmin Pan

/s/Hui Chen	Director
April 17, 2017
Hui Chen

/s/Hongliang Li	Director
April 17, 2017
Hongliang Li

/s/Wei Wang	Director
April 17, 2017
Wei Wang

EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on April 15, 2002 in Commission file number 0-30183]

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

DECEMBER 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Longyi Group International Holding Ltd.
8/F, East Area, Century Golden Resources Business Center,
69 Banjing Road, Haidian District, Beijing,
People's Republic of China, 10089

We have audited the accompanying consolidated balance sheets of China Longyi Group International Holding Ltd. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Longyi Group International Holding Ltd. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP
Newport Beach, California
April 17, 2017

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2016	2015
Current assets
Cash and cash equivalents	$33,976	$29,429
Inventories	440,643	359,194
Account receivables	52,957	5,544
Other receivables	56,461	26,508
Deposits and prepayments	42,790	14,447
Total current assets	626,827	435,122

Investments	81,919	87,512
Property, plant and equipment (net)	285,149	320,386
	$993,895	$843,020

LIABILITIES AND DEFICIT
Current liabilities
Short-term loan	$-	$58,519
Accounts payable	1,413	4,869
Accrued liabilities	315,237	192,306
Due to directors	573,587	627,832
Due to related parties	813,665	417,653
Other payables	179,278	660,868
Total current liabilities	1,883,180	1,962,047

Commitments and contingencies	$-	$-

Deficit
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Accumulated Deficit	(30,839,409)	(30,996,907)
Accumulated other comprehensive income	248,955	204,099
Total China Longyi stockholders' deficit	(936,356)	(1,138,710)
Noncontrolling interest	47,071	19,683
Total Deficit	(889,285)	(1,119,027)
	$993,895	$843,020

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (INCOME) LOSS

	For the year ended
	December 31,
	2016	2015
Revenues
Sales	$1,745,363	$160,349
Cost of sales	738,883	8,838
Gross margin	$1,006,480	$151,511
Operating expenses
General and administrative expenses	$768,765	$516,912
	$768,765	$516,912
Income (Loss) from operations	$237,715	$(365,401)
Other income (expense)
Interest income	$155	$64
Other income (expense)	(25,561)	8,861
Foreign transaction exchange gain (loss)	(25,958)	(14,110)
Interest expense	(8,859)	-
	$(60,223)	$(5,185)
Income (Loss) before income tax expense and noncontrolling interest	$177,492	$(370,586)
Net income (loss)	$177,492	$(370,586)
Less: Net income (loss) attributable to noncontrolling interest	(19,994)	27,854
Net income (loss) attributable to China Longyi	$157,498	$(342,732)

Basic and diluted loss per share	$0.0020	$(0.0044)
Weighted average number of shares outstanding-basic and diluted	$77,655,862	$77,655,862
Comprehensive income (loss)
Net income (loss)	$177,492	$(370,586)
Foreign currency translation adjustment	$52,250	$49,252
Comprehensive income (loss)	$229,742	$(321,334)
Comprehensive income (loss) attributable to noncontrolling interest	$27,388	$(20,446)
Comprehensive income (loss) attributable to China Longyi	$202,354	$(300,888)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$177,492	$(370,586)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	27,588	23,828
Changes in operating assets and liabilities:
Accounts receivables	(49,903)	21,392
Other receivables	(33,062)	(21,440)
Deposits and prepayment	(30,575)	-
Inventory	(109,077)	8,037
Account payable and accrued liabilities	(3,285)	(482)
Other payables	(324,486)	278,207
Due to related parties	428,275	42,987
Due to director	(107,328)	-
Net cash used in operations	(24,361)	(18,057)

Cash flows from investing activities:
Purchase of investment	-	(80,293)
Purchases of property and equipment	(12,169)	(5,620)
Net cash provided by (used in) investing activities	(12,169)	(85,913)

Cash flows from financing activities:
Proceeds (repayments) from short term loans	(57,228)	61,022
Proceeds (repayments) from directors	89,754	17,593
Net cash provided by financing activities	32,526	78,615
Effect of foreign exchange rate fluctuation	8,551	8,418
Increase(decrease) in cash and cash equivalents	4,547	(16,937)
Cash and cash equivalents, beginning of period	29,429	46,366
Cash and cash equivalents, end of period	$33,976	$29,429

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	$.01 Par Value		Capital	Deficit	Income	Interest	Total

Balance December 31, 2014	77,655,862	$776,558	$28,877,540	$(30,654,175)	$162,255	$40,129	$(797,693)

Net income (loss)	-	-	-	(342,732)	-	(27,854)	(370,586)
Foreign currency translation	-	-	-	-	41,844	7,408	49,252
Balance December 31, 2015	77,655,862	$776,558	$28,877,540	$(30,996,907)	$204,099	$19,683	$(1,119,027)

Net income (loss)	-	-	-	157,498	-	19,994	177,492
Foreign currency translation	-	-	-	-	44,856	7,394	52,250
Balance December 31, 2016	77,655,862	$776,558	$28,877,540	$(30,839,409)	$248,955	$47,071	$(889,285)

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American (“US GAAP”) for financial information and with the instructions to Form 10K and Item 310 of Regulation S. The accounts of China LongYi Group International Holdings Limited and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2016, the Company incurred a net income of $177,492. As at December 31, 2016, the Company has a working capital deficiency of $1,256,353 and accumulated deficit from recurring net losses of $30,839,409 incurred for the current and prior years as of December 31, 2016. As at December 31, 2016, the Company has cash and cash equivalents of $33,976. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The audited consolidated financial statements for all periods presented include the financial statements of China Longyi Group International Holdings Limited, and its subsidiaries: Top Team Holdings Limited, Full Ample Group Limited (Daykeen Group, BVI), Top Time International Limited (HK), Beijing SOD, and Chongqing SOD. The audited consolidated financial statements have been prepared in accordance with US GAAP. All significant intercompany accounts and transactions have been eliminated during consolidation.

The Company has determined the People’s Republic of China Chinese Yuan Renminbi (“RMB”) to be its functional currency. The accompanying audited consolidated financial statements are presented in United States (US) dollars. The audited consolidated financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

NONCONTROLLING INTEREST IN SUBSIDIARIES

The Company owns 90% of the equity interest in the Beijing LongYi Biology Technology Co. Ltd, and the remaining 10% is owned by Miss Ran Wang. Therefore, the Company records noncontrolling interest to allocate 10% of the results of the Beijing Longyi Biology Technology limited to Miss Ran Wang, its noncontrolling shareholder.

The Company owns 81% of the equity interest in the Chongqing JiuZhou Dismutase Biology Technology Co. Ltd, and remaining 9% is owned by Miss Ran Wang, and another 10% is owned by Mr. Guoqing Tan. Therefore, the Company records noncontrolling interest to allocate 19% of the results of the Chongqing JiuZhou Dismutase Biology Technology Co. Ltd to Miss Ran Wang and Mr. Guoqing Tan, its noncontrolling shareholder.

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

Cash and Cash Equivalents as of December 31, 2016 were $33,976 and $29,429 in December 31, 2015.

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

INVENTORY

Prior to January 1, 2015, inventories are stated at the lower of cost or replacement cost with respect to raw materials and the lower of cost or market with respect to finished goods and work in progress. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 201511 (“ASU 201511”), Simplifying the Measurement of Inventory, which the Company adopted on January 1, 2015. Subsequent to January 1, 2015, inventories are stated at the lower of cost or replacement cost with respect to raw materials and the lower of cost or net realizable value with respect to finished goods and work in progress. The cost of work in progress and finished goods is determined on a weighted average cost basis and includes direct material, direct labor and overhead costs. Net realizable value represents the anticipated selling price, net of distribution cost, less estimated costs to completion for work in progress.

Inventories as of December 31, 2016 were $440,643 and $359,194 in December 31, 2015.

FOREIGN CURRENCY TRANSLATION

The financial records of the Group’s subsidiaries are maintained in their local currencies. Monetary assets and liabilities denominated in currencies other than their local currencies are translated into local currencies at the rates of exchange in effect at the balance sheet dates. Transactions denominated in currencies other than their local currencies during the year are converted into local currencies at the applicable rates of exchange prevailing when the transactions occur. Transaction gains and losses are recorded in other income/ (expense), net in the statements of income.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY TRANSLATION (Continued)

The reporting currency of the Group is the United States dollar (“US dollar”). When translating local financial reports of the Group’s subsidiaries into US dollar, assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenue, expenses, gains and losses are translated at the average rate for the period. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income in the statements of operations and comprehensive income.

The relevant exchange rates are listed below:

	December 31,
	2016		2015
	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.9370	7.7551	6.4936	7.7510

Items in the statements of income and comprehensive income, and the statements of cash flows	6.6401	7.7621	6.2272	7.7522

FINANCIAL INSTRUMENTS ETC

For certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate their fair values due to their short maturities.

ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging. As of December 31, 2016 and 2015, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when a different tax rate is enacted.

Pursuant to the provisions of ASC No. 740, Income Taxes, the Group provides valuation allowances for deferred tax assets for which it does not consider realization of such assets to be more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the historical taxable income generation, projected future taxable income, the reversal of existing deferred tax liabilities and tax planning strategies in making this assessment.

The corporate income tax rate applicable to the company is from 15% to 35%. As of December 31, 2016, the Company had a Net Operating Loss of $30,839,409 to be carried forward into future years and will expire in 2037 if not utilized. A full valuation allowance is established against all deferred tax assets relating to NOL carry forwards based on estimates of recoverability. While the Company has optimistic plans for its business, it is determined that such a valuation allowance was necessary given the uncertainty with respect to its ability to generate sufficient profits from its new business model.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share ("EPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

	Year ended December 31,
	2016	2015
NUMBERATOR FOR BASIC AND DILUTED EPS
Net income (loss) attributable to common stockholders	$ 157,498	$ (342,732)
DENOMINATOR FOR BASIC AND DILUTED EPS
Weighed average shares of common stock outstanding	77,655,862	77,655,862
EPS – Basic and diluted	$ 0.0020	$ (0.0044)

There were no potentially dilutive securities outstanding at December 31, 2016 and 2015 as the result would be anti-dilutive.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform to the presentation adopted in the current period.

COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) consists of net income (loss) and foreign currency translation.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ADOPTED ACCOUNTING STANDARDS

There were no changes to the new accounting pronouncements as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 except for the following:

In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance which amends the existing accounting standards for leases. Consistent with existing guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize right-of-use assets and lease liabilities on the balance sheet. The new guidance is effective for us from November 1, 2020, and interim periods in the following year. Early adoption of this guidance is permitted and we will be required to adopt using a modified retrospective approach. We are evaluating the timing and the impact of adopting this guidance on our audited consolidated financial statements and disclosures.

In January 2016, FASB issued amendments to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The provisions under this amendment are effective for us from November 1, 2018, and for interim periods in the following year and early adoption is not permitted. We are evaluating the impact of adopting this guidance to our audited consolidated financial statements.

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

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our audited consolidated financial statements upon adoption.

3.	STOCKHOLDERS' DEFICIT

The Company's capital structure as of December 31, 2016 and 2015 was as follows:

Common stock – par value $0.01	Authorized	Issued and outstanding

December 31, 2016	200,000,000	77,655,862

December 31, 2015	200,000,000	77,655,862

As of December 31, 2016, the Company had accumulated deficit of $30,839,409.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

4.	INVESTMENTS

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

The amount of investment as of December 31, 2016 and December 31, 2015 was $81,919 and $87,512, respectively.

5.	INVENTORIES

Inventories at December 31, 2016 and December 31, 2015 consisted of:

	December 31,	December 31,
	2016	2015
Raw Materials	$46,254	$12,639
Low value consumables	12,623	13,485
Work in progress	208,292	266,717
Finished goods	83,908	66,353
Processing materials	142,582	-
Subtotal	493,659	359,194
Less: reserve for obsolescence	53,016	-
	$440,643	$359,194

6.	ACCOUNT RECEIVABLES

Trade accounts receivable arise from the product sales in the normal course of business. Based on management’s assessment of the customer’s credit history and current relationships with them, management makes conclusions whether any balances outstanding at the end of the period will be deemed uncollectible on an individual basis and aging analysis basis. The Company reserves 5% of accounts receivable balances that have been outstanding between 1 year and 2 years, reserves 20% of accounts receivable balances that have been outstanding between 2 years and 3 years, reserves 40% of receivable balances that have been outstanding between 3 years to 5 years, and reserves 100% of receivable balances that have been outstanding more than 5 years.

The allowance for doubtful accounts recognized as of December 31, 2016 and 2015 was Nil and Nil, respectively.

Account receivables at December 31, 2016 and December 31, 2015 consisted of:

	December 31,	December 31,
	2016	2015
Chongqin wuji Limited.	$36,327	$-
Ruipu Ruisen Limited.	11,504	-
Tang sanbao	186	-
Bai dachun	4,844	-
Wang aiping	97	-
Beijing Chanping Yanhuan Lingyuan	-	5,544
Total	$52,957	$5,544

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

7.	PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of:

	December 31,	December 31,
	2016	2015
Transportation equipment	$53,317	$52,892
Furniture and office equipment	61,239	57,043
Production equipment, buildings and improvements	352,277	376,331
Subtotal	466,833	486,266
Less: impairment provision	(44,523)	(47,563)
accumulated depreciation	(310,990)	(304,015)
	111,320	134,688
Construction in progress	173,829	185,698
	$285,149	$320,386

Depreciation expense for the years ended December 31, 2016 and 2015 was $27,588 and $23,288, respectively. Impairment for the year ended December 31, 2016 and 2015 was $44,523 and $47,563,

8.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is a party to or to which any of their property is subject that will have a material adverse effect on the Company’s financial condition.

The Company rents office space from the related company on a month to month basis.

9.	SHORT-TERM LOAN

During the year of 2015, Shiling Wang provided the company an unsecured loan in an amount of RMB 380,000 ($56,905), and the interest rate of the loan is 25% per annum. As of December 31, 2016, the Company has repaid loan in full.

The principal amount for the years ended December 31, 2016 and 2015 was $0 and $58,519 respectively, and were recorded on the balance sheet as short-term loan.

10.	OTHER PAYABLES

Other payables as of December 31, 2016 and December 31, 2015 consist of the following:

	December	December
	31,2016	31, 2015
Tailong Zhongrui International Corporation	-	$35,419
Beijing De Qiuhong Investment Ltd.	-	486,116
Xinxiang Tianjieshan Biotechnology Co., Ltd.	56,281	-
Qingdao cooperation win - win Trading Company	15,396
Educational funds	7,903	9,754
Wage payable	70,069	86,740
Project payment	21,623	23,100
Other payable	8,006	19,739
Total	$179,278	$660,868

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

11.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN

The caption “Due to Related Company” are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company rents office space from the related company.

The related party transactions list:

Related Party Transactions	Due from related parties	Due to related parties	Due to directors
Related parties
2016.12.31
Chen Jie			128,418
Li Changde			216,755
Wang Wei			9,205
Li, Hongliang			219,209
Beijing De Reng Sheng Limited		194,573
Shandong Cangshan Duoha Vegetables
company		458
SiChuan Longyi Limited		19,576
Liu, Guizhi		216,092
Beijing De Qiu HongLimited		382,967
Total	-	813,665	573,587
2015.12.31
Chen Jie			131,771
Li Changde			240,454
Wang Wei			9,210
Li, Hongliang			246,396
Beijing De Reng Sheng Limited		210,938
Shandong Cangshan Duoha Vegetables Company		489
SiChuan Longyi Limited		20,913
Liu, Guizhi		185,313
Total	-	417,653	627,832

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

12.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN (Continued)

Related Party Transactions	Rental	Inventories Purchase from related party	Due to directors	Payment for related party
Related parties
2016.1-2016.12
Liu, Guizhi	43,246
Total	43,246
2015.1-2015.12
Chen Jie			16,197
Liu, Guizhi	46,199
Total	46,199		16,197

13.	MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its SOD material from two suppliers which accounted for 100% of our total purchases in 2016. One of the suppliers is Xinxiang Tianjie Mountain Biological Technology Co., Ltd. Another is Guizhou Shengxin Biological Technology Co., Ltd. As of December 31, 2016, other payables due to Xinxiang Tianjie Mountain Biological Technology Co., Ltd. was $ 56,281, which accounts for 31% of the total other payables.

The Company had two major customers for the years ended December 31, 2016: Dingli Yiwu Electronic Business Co., Ltd., and Chongqing Wuji Industrial Co., Ltd. These two companies accounted for 95% of revenue for the years ended December 31, 2016. As of December 31, 2016, accounts receivable due from Chongqing Wuji Industrial Co., Ltd. was $ 36,327, which accounts for 69% of the total accounts receivable.

14.	INCOME TAX

At December 31, 2016 and 2015, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying statements of operations. There was no accrued interest or penalties as of December 31, 2016 and 2015.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company's tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2012 - 2016.

China
Under the Law of People’s Republic of China on Enterprise Income Tax (“EIT Law”), which was effective from January 1, 2008, domestically-owned enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. As of December 31, 2016, the PRC entities have net operating losses carry forward of $30 million that begin expiring in 2035. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because it is more likely-than-not it will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant.

	Year Ended December 31,
	2016		2015
Income tax at U.S. statutory rate (34%)	$(34%	)	$(34%	)
Tax rate difference	8.0%		8.0%
Valuation allowance	2.6%		2.6%
	$-		$-

15.	SUBSEQUENT EVENT

The management assessed there were no events occurring after balance date as of December 31, 2016 and prior to the time of annual report completion which might affect the financial report.