Form 10-Q
period 2017-03-31
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2017-05-19
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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
Yes [X]       No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]      Accelerated filer [   ]      Non-accelerated filer Smaller reporting company [X]      Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]       No [X]

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May18 2017 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2017

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2017(Unaudited)	2016(Audited)
Current assets
Cash and cash equivalents	$11,788	$33,976
Inventories	425,834	440,643
Account receivables	43,261	52,957
Other receivables	67,050	56,461
Deposits and prepayments	45,447	42,790
Total current assets	593,380	626,827

Investments	82,366	81,919
Property, plant and equipment (net)	281,859	285,149
	$957,605	$993,895

LIABILITIES AND DEFICIT
Current liabilities
Short-term loan	$14,494	$-
Accounts payable	1,420	1,413
Accrued liabilities	320,193	315,237
Due to directors	576,521	573,587
Due to related parties	827,813	813,665
Other payables	222,901	179,278
Total current liabilities	1,963,342	1,883,180

Commitments and contingencies	$-	$-

Deficit
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	$776,558	$776,558
Additional paid-in capital	28,877,540	28,877,540
Accumulated Deficit	(30,964,714)	(30,839,409)
Accumulated other comprehensive income	266,776	248,955
Total China Longyi stockholders' deficit	(1,043,840)	(936,356)
Noncontrolling interest	38,103	47,071
Total Deficit	(1,005,737)	(889,285)
	$957,605	$993,895

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended
	March 31,
	2017(Unaudited)	2016 (Unudited)
Revenues
Sales	$37,277	$16,466
Cost of sales	19,782	-
Gross margin	17,495	16,466
Operating expenses
General and administrative expenses	132,663	103,486
	132,663	103,486
Income (Loss) from operations	(115,168)	(87,020)
Other income (expense)
Interest income	11	7
Other income (expense)	1,452	8,807
Foreign transaction exchange gain (loss)	(20,029)	(2,828)
Interest expense	-	(5,860)
	(18,566)	126
Income (Loss) before income tax expense and noncontrolling interest	(133,734)	(86,894)
Net income (loss)	(133,734)	(86,894)
Less: Net income (loss) attributable to noncontrolling interest	8,429	7,517
Net income (loss) attributable to China Longyi	(125,305)	(79,377)

Basic and diluted loss per share	$(0.0016)	$(0.0010)
Weighted average number of shares outstanding-basic and diluted	77,655,862	77,655,862
Comprehensive income (loss)
Net income (loss)	(133,734)	(86,894)
Foreign currency translation adjustment	17,282	(1,506)
Comprehensive income (loss)	$(116,452)	$(88,400)
Comprehensive income (loss) attributable to noncontrolling interest	$(8,968)	$(8,244)
Comprehensive income (loss) attributable to China Longyi	$(107,484)	$(80,156)

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2017 (Unaudited)	2016(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(133,734)	$(86,894)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	4,857	5,773
Changes in operating assets and liabilities:
Accounts receivables	10,006	5,513
Other receivables	(10,301)	(1,626)
Deposits and prepayment	(2,428)	(18,377)
Inventory	17,252	(1,899)
Other payables	46,634	68,474
Due to related parties	10,871	11,608
Net cash Provided by (used in) operations	(56,843)	(17,428)

Cash flows from investing activities:
Net cash Provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds (repayments) from short term loans	14,523	-
Proceeds from (repayments to) directors	(131)	7,087
Net cash Provided by (used in) financing activities	14,392	7,087
Effect of foreign exchange rate fluctuation	20,263	2,912
Increase(decrease) in cash and cash equivalents	(22,188)	(7,429)
Cash and cash equivalents, beginning of period	33,976	29,429
Cash and cash equivalents, end of period	$11,788	$22,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American (“US GAAP”) for financial information and with the instructions to Form 10Q and Item 310 of Regulation S. The accounts of China LongYi Group International Holdings Limited and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During three months ended March 31, 2017, the Company incurred a net loss of $133,734. As at March 31, 2017, the Company has a working capital deficiency of $1,369,962 and accumulated deficit from recurring net losses of $30,964,714 incurred. As at March 31, 2017, the Company has cash and cash equivalents of $11,788. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has determined the People’s Republic of China Chinese Yuan Renminbi (“RMB”) to be its functional currency. The accompanying unaudited consolidated financial statements are presented in United States (US) dollars. The unaudited consolidated financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

These condensed consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessary indicative of results for a full year. The condensed consolidated balance sheet information as of December 31, 2016 was derived from the audited consolidated financial statements include in the Form 10-K. These condensed consolidated financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on April 17, 2017.

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

Cash and Cash Equivalents as of March 31, 2017 and December 31, 2016 were $11,788 and 33,976.

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

INVENTORY

Prior to January 1, 2015, inventories are stated at the lower of cost or replacement cost with respect to raw materials and the lower of cost or market with respect to finished goods and work in progress. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 201511 (“ASU 2015-11”), Simplifying the Measurement of Inventory, which the Company adopted on January 1, 2015. Subsequent to January 1, 2015, inventories are stated at the lower of cost or replacement cost with respect to raw materials and the lower of cost or net realizable value with respect to finished goods and work in progress. The cost of work in progress and finished goods is determined on a weighted average cost basis and includes direct material, direct labor and overhead costs. Net realizable value represents the anticipated selling price, net of distribution cost, less estimated costs to completion for work in progress.

Inventories as of March 31, 2017 were $425,834 and $440,643 in December 31, 2016.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

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

The relevant exchange rates are listed below:

	March 31,
	2017		2016
	RMB	HK$	RMB	HK$

Balance sheet items, except for equity accounts	6.8993	7.7713	6.4612	7.7542

Items in the statements of income and comprehensive income, and the statements of cash flows	6.8854	7.7604	6.5301	7.7738

FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, accounts payable, other receivable, short term loan and other payable, the carrying amounts approximate their fair values due to their short maturities.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging. As of March 31, 2017 and 2016, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

The corporate income tax rate applicable to the company is from 15% to 35%. As of March 31, 2017, the Company had a Net Operating Loss of $30 million to be carried forward into future years and will begin expiring in 2035 if not utilized. A full valuation allowance is established against all deferred tax assets relating to NOL carry forwards based on estimates of recoverability. While the Company has optimistic plans for its business, it is determined that such a valuation allowance was necessary given the uncertainty with respect to its ability to generate sufficient profits from its new business model.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share ("EPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

Three months ended March 31,
	2017 (Unaudited)	2016 (Unaudited)
NUMBERATOR FOR BASIC AND DILUTED EPS
Net income (loss) attributable to common stockholders	$ (133,734)	$ (79,377)
DENOMINATOR FOR BASIC AND DILUTED EPS
Weighed average shares of common stock outstanding	77,655,862	77,655,862
EPS – Basic and diluted	$ (0.0017)	$ (0.0010)

There were no potentially dilutive securities outstanding at March 31, 2017 and 2016 as the result would be anti-dilutive.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform to the presentation adopted in the current period.

COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) consists of net income (loss) and foreign currency translation.

RECENTLY ADOPTED ACCOUNTING STANDARDS

There were no new accounting pronouncements that may have material impacts on the Company’s consolidated financial statements, in addition to those disclosed in our audited consolidated financial statements for the year ended December 31, 2016, except for the following:In July 2015, the FASB amended its guidance related to the measurement of inventory. The amended guidance requires inventory to be measured at the lower of cost and net realizable value and thereby simplifies the current guidance of measuring inventory at the lower of cost or market. The amended guidance is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted the guidance during the first quarter of 2017 and it did not have a material impact on its Consolidated Financial Statements.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2016, the FASB amended its guidance related to the accounting for certain aspects of share-based payments to employees. The amended guidance requires that all tax effects related to share-based payments are recorded at settlement (or expiration) through the income statement, rather than through equity. Cash flows related to excess tax benefits are no longer separately classified as a financing activity apart from other income tax cash flows. The amended guidance also allows for an employer to repurchase additional employee shares for tax withholding purposes without requiring liability accounting and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the Consolidated Statements of Cash Flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted the guidance during the first quarter of 2017 and it did not have a material impact on its Consolidated Financial Statements.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our audited consolidated financial statements upon adoption.

3. STOCKHOLDERS' EQUITY DEFICIT

The Company's capital structure as of March 31, 2017and December 31, 2016 was as follows:

Common stock – par value $0.01	Authorized	Issued and outstanding

March 31, 2017	200,000,000	77,655,862

December 31, 2016	200,000,000	77,655,862

As of March 31, 2017, the Company had accumulated deficit of $30,880,527.

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

The amount of investment as of March 31, 2017 and December 31, 2016was $82,366 and $81,919, respectively.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

5. INVENTORIES

Inventories at March 31, 2017 and December 31, 2016 consisted of:

	March 31,	December 31,
	2017	2016
	(Unaudited)
Raw Materials	$80,560	$46,254
Low value consumables	12,692	12,623
Work in progress	209,431	208,292
Finished goods	36,068	83,908
Processing materials	140,389	142,582
Subtotal	479,140	493,659
Less: reserve for obsolescence	53,306	53,016
	$425,834	$440,643

The amount of inventory expensed as of March 31, 2017 and 2016 were $14,809 and $(3,720), respectively.

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

The allowance for doubtful accounts recognized as of March 31, 2017 and December 31, 2016 was Nil and Nil, respectively.

Account receivables at March 31, 2017 and December 31, 2016 consisted of:

	March 31,	December 31,
	2017	2016
	(Unaudited)
Chongqinwuji Limited.	$23,481	$36,327
RuipuRuisen Limited.	10,088	11,504
Tang sanbao	187	186
Bai dachun	4,870	4,844
Others	4,635	97
Total	$43,261	$52,958

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

7.    PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of:

	March 31,	December 31,
	2017	2016
	(Unaudited)
Transportation equipment	$53,609	$53,317
Furniture and office equipment	61,573	61,239
Production equipment, buildings and improvements	354,202	352,277
Subtotal	469,384	466,833
Less: impairment provision	(44,767)	(44,523)
accumulated depreciation	(317,537)	(310,990)
	107,080	111,320
Construction in progress	174,779	173,829
	$281,859	$285,149

Depreciation expense for three months ended March 31, 2017 and 2016 were $6,547 and $7,359, respectively. Impairment for three months ended March 31, 2017and 2016 were $44,767 and $47,802,

8.        COMMITMENTS AND CONTINGENCIES

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

9.        SHORT-TERM LOAN

During the year of 2015, ShilingWang provided the company an unsecured loan in an amount of RMB 380,000 ($56,905), and the interest rate of the loan is 25% per annum. As of December 31, 2016, the Company has repaid loan in full.

During the year of 2017, RanWang provided the company an unsecured loan in an amount of RMB 100,000 ($14,494), and the interest rate of the loan is 25% per annum.

The principal amount for three months ended March 31, 2017 and the year ended 2016 were $14,494 and $0 respectively, and were recorded on the balance sheet as short-term loan.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

10. OTHER PAYABLES

Other payables as of March 31, 2017and December 31, 2016 consist of the following:

	March 31,	December 31, 2016
	2017
	(Unaudited)
Xinxiang Tianjieshan Biotechnology Co., Ltd.	$52,460	$56,281
Qingdao cooperation win - win Trading Company	-	15,396
Educational funds	7,946	7,903
Wage payable	90,681	70,069
Project payment	21,741	21,623
Other payable	50,073	8,006
Total	$222,901	$179,278

11.RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN

The caption “Due to Related Company” are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company rents office space from the related company.

The related party transactions list:

Related Party Transactions	Due from related parties	Due to related parties	Due to directors
Related parties
2017.3.31 (Unaudited)
Chen Jie			129,119
Li Changde			217,809
Wang Wei			9,186
Li, Hongliang			220,407
Beijing De Reng Sheng Limited		195,636
Shandong Cangshan Duoha Vegetables company		460
SiChuan Longyi Limited		19,683
Liu, Guizhi		226,975
Beijing De Qiu HongLimited		385,059
Total	-	827,813	576,521
2016.12.31
Chen Jie			128,418
Li Changde			216,755
Wang Wei			9,205
Li, Hongliang			219,209
Beijing De Reng Sheng Limited		194,573
Shandong Cangshan Duoha Vegetables company		458
SiChuan Longyi Limited		19,576
Liu, Guizhi		216,092
		382,966
Total	-	813,665	573,587

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

Related Party Transactions	Rental	Inventories Purchase from related party	Due to directors	Payment for related party
Related parties
2017.1-2017.3 (Unaudited)
Liu, Guizhi	10,871
Total	10,871
2016.1-2016.3 (Unaudited)
Chen Jie			16,197
Liu, Guizhi	11,608
Total	11,608		16,197

12. MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its SOD material from two suppliers which accounted for 100% of our total purchases in 2017. One of the suppliers is Xinxiang Tianjie Mountain Biological Technology Co., Ltd. Another is Guizhou Shengxin Biological Technology Co., Ltd. As of March 31, 2017, other payables due to Xinxiang Tianjie Mountain Biological Technology Co., Ltd. was $ 52,460, which accounts for 24% of the total other payables.

The Company had one major customer for three months ended March 31, 2017: Qingdao cooperation win-win Trading Company. The company accounted for 53% ($19,757) of revenue for three months ended March 31, 2017..

13. INCOME TAX

At March 31, 2017 and 2016, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying statements of operations. There was no accrued interest or penalties as of March 31, 2017 and 2016.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company's tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2012 - 2017.

China
Under the Law of People’s Republic of China on Enterprise Income Tax (“EIT Law”), which was effective from January 1, 2008, domestically-owned enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. As of March 31, 2017, the PRC entities have net operating losses carry forward of $30 million that begin expiring in 2035. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because it is more likely-than-not it will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

	Period Ended March 31,
	2017		2016
Income tax at U.S. statutory rate (34%)	(34%	)	(34%	)
Tax rate difference	8.0%		8.0%
Valuation allowance	26%		26%
	0%		0%

14. SUBSEQUENT EVENT

The management assessed there were no events occurring after balance date as of March 31, 2017 and prior to the time of annual report completion which might affect the financial report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated interim financial statements and the notes thereto.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” relating to the business of China Longyi Group International Holdings Limited and its subsidiary companies. The forward-looking statements include, among others, statements concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on assumptions and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Risks and uncertainties include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any of the factors mentioned in the “Risk Factors” section of the Company’s annual report on Form 10-K filed on April 17, 2017. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

First Quarter of 2017 Financial Performance Highlights

The following are some financial highlights for the three months ended March 31, 2017:

  Revenue: Revenue increase by $20,811, to $37,277 for the three months ended March 31, 2017, from $16,466 for the same period in 2016.

  Expense from operations: Expense from operations increased by $29,177, or 28.19%, to $132,663 for the three months ended March 31, 2017, from $103,486 for the same period in 2016.

  Net loss: Net loss increased by $46,840, or 53.90%, to $133,734 for the three months ended March 31, 2017, from net loss of $86,894 for the same period in 2016.

  Fully diluted net income per share: Fully diluted net income per share was $0 for the three months ended March 31, 2017, as compared to $0 for the same period in 2016.

Provision for Income Taxes

  United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the first quarter of 2017.

  British Virgin Islands: Our wholly owned subsidiary Top Team Holdings Limited was incorporated in the British Virgin Islands, or the BVI, and, under the current laws of the BVI, is not subject to income taxes.

  China: Before the implementation of the enterprise income tax, or EIT, Foreign Invested Enterprises or FIEs, established in the PRC were generally subject to an EIT rate of 33%, which includes a 30% state income tax and a 3% local income tax. On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25% on all domestic- invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

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

We incurred no income taxes in either the three months ended March 31, 2017and 2016.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months ended March 31, 2016

The following table summarizes the results of our operations for the three months ended March 31, 2017 and 2016 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2016 to the same period of 2017.

	Three Months Ended
	March 31,		Increase	% Increase
Item	2017	2016	(Decrease)	(% Decrease)
Revenue	$37,277	$16,466	$20,811	126.39%
Cost of Revenue	19,782	-	19,782	-
Gross Profit	17,495	16,466	1,029	6.25%
Operating Expenses	132,663	103,486	29,177	28.19%
Other Income (expense)	18,566	126	18,692	14834.92%
Provision for Taxes	-	-	-	-
Net income(loss) attributable to China	$(125,305)	$(79,377)	$(45,928)	(57.86%	)

Revenues. Our revenues are derived primarily from sales of our SOD products. Our revenues increased $20,811, to $37,277for the three months ended March 31, 2017, from $16,466 for the same period in 2016. The increase in revenues was due to more SOD products being sold for the three months ended March 31, 2017compared with the same period of 2016.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues increased$19,782, to $19,782 for the three months ended March 31, 2017, from $0 during the same period in 2016 due to the increase in sales revenues. No cost of revenue was recognized during the three months ended Mar 31, 2016 as a result of inventory adjustments made in previous years (refer to relevant disclosures in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on April 17, 2017).

Gross Profit. Our gross profit increased by $1,029, to $17,495 for the three months ended March 31, 2017 from $16,466 during the same period in 2016.The gross profit increased mainly due to more SOD products being sold for the three months ended March 31, 2017compared with the same period of 2016.

Operating Expenses. Our total operating expenses for the three months ended March 31, 2017 increased $29,177, or 28.19%, to $132,663, from $103,486 for the same period in 2016. This increase was mainly because we paid more office expenses, rental, sales tax and consulting fees.

Other Income (expense) Other expense was $18,566 during the three months ended March 31, 2017, an increase of $18,692 from $126 during the same period in 2016. Such increase was mainly due to the transaction exchange loss. Transaction exchange loss for three months ended March 31, 2017 and 2016 was $(20,029) and $(2,828), respectively. Such difference was due to foreign exchange rate fluctuations.

Net loss attributable to China Longyi. As a result of above facts, our net loss increased by $45,928, or 57.86%, to $125,305 for the three months ended March 31, 2017, from $79,377of net loss for the same period in 2016.

Liquidity and Capital Resources

We had $11,788 in cash and cash equivalents as of March 31, 2017. As of such date, we also had total current assets of $593,380 and total assets of $957,605. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors, other payables, short-term loan and due to related parties) in the amount of $1,963,342. Our stockholders’ deficit as of March 31, 2017 was $(1,005,737). Since inception, we have accumulated a net loss of $30,964,714.

The following table summarizes the statements of cash flows from the unaudited condensed consolidated interim financial statements for the three months ended March 31, 2017compared to the three months ended March 31, 2016:

	Three Months Ended
	March 31,
	2017	2016
Net Cash Provided By (Used In) Operating Activities	$(56,843)	$(17,428)
Net Cash Provided By (Used In) Investing Activities	-	-
Net Cash Provided By (Used In) Financing Activities	(14,392)	7,087
Effect of foreign exchange rate fluctuation	20,263	2,912
Net increase (decrease) in Cash and Cash Equivalents	(22,188)	(7,429)
Cash and Cash Equivalents - Beginning of Period	33,976	29,429
Cash and Cash Equivalents – End of Period	$11,788	$22,000

Operating Activities

Net cash provided by operating activities was $(56,843) for the three-month period ended March 31, 2017 representing a decrease of $39,415 from $(17,428) of net cash used in the operating activities for the same period of 2016. The decrease of the cash provided by operating activities was mainly attributed to the change of the number of account of Net income, Account receivables, Deposits and prepayment, and other payables.

Cash flows used in Net loss increased by $46,840 to $133,734 for the three months ended March 31, 2017, from $86,894 for the same period in 2016.

Cash flow provided by Account receivables increased by $4,493 to $10,006 for the three months ended March 31, 2017, from $5,513 for the same period in 2016.

Cash flows used in Other receivables increased by $8,675 to $10,301 for the three months ended March 31, 2017, from $1,626 for the same period in 2016.

Cash flows used in Deposits and prepayment decreased by $15,949, to $2,428 for three months ended March 31, 2017, from $18,377for the same period in 2016.

Cash flows provided by Inventory increased $19,151, to $17,252 for three months ended March 31, 2017, from $(1,899) for the same period in 2016.

Cash flow provided by other payables decreased $21,840, to $46,634 for three months ended March 31, 2017, from $68,474for the same period in 2016.

Investing Activities

Net cash used in investing activities for the three-month period ended March 31, 2017 was $0 as compared with $0 of net cash used in investing activities for the same period of 2016.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2017was $14,392 as compared to $7,087 provided by financing activities for the same period in 2016. Such change was mainly due to repayment of loans from directors of $131, less proceeds of short-term loan of $14,523, for the three months ended March 31, 2017.

The Company did not have any bank loans as of March 31, 2017.

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

	March 31,				December 31,
	2017		2016		2016
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.8993	7.7713	6.4612	7.7542	6.9370	7.7551

Items in the statements of income and comprehensive income, and the statements of cash flows	6.8854	7.7604	6.5301	7.7738	6.6401	7.7621

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, there are no material legal proceedings to which the Company is a party to or to which any of its property is subject that will have a material adverse effect on the Company's financial condition.

ITEM 1A.RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended March 31, 2017 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: May 19, 2017
By: /s/ Jie Chen
-------------------------------------
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: May 19, 2017	By: /s/ Xinmin Pan
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