Form 10-Q
period 2017-06-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2017-08-18
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Large accelerated filer [   ]  Accelerated filer [   ]  Non-accelerated filer [   ]  Smaller reporting company [X]    Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]           No [X]

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2017 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2017

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2017(Unaudited)	2016(Audited)
Current assets
Cash and cash equivalents	$43,986	$33,976
Inventories	430,164	440,643
Account receivables	33,580	52,957
Other receivables	128,634	56,461
Deposits and prepayments	41,788	42,790
Total current assets	678,152	626,827

Investment	83,885	81,919
Property, plant and equipment (net)	283,337	285,149
	$1,045,374	$993,895

LIABILITIES AND EQUITY
Current liabilities
Short-term loan	$14,761	$-
Accounts payable	-	1,413
Accrued liabilities	324,825	315,237
Due to directors	647,651	573,587
Due to related parties	893,265	813,665
Other payables	281,363	179,278
Current portion of long term debt	10,898
Total current liabilities	2,172,763	1,883,180

Long-term debt	21,155	-

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Accumulated deficit	(31,125,755)	(30,839,409)
Accumulated other comprehensive income	298,180	248,955
Total China Longyi stockholders' equity	(1,173,477)	(936,356)
Noncontrolling interest	24,933	47,071
Total Equity	(1,148,544)	(889,285)
	$1,045,374	$993,895

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Sales	$19,980	$624,345	$57,257	$640,811
Cost of sales	6,020	284,017	25,802	284,017
Gross margin	$13,960	$340,328	$31,455	$356,794
Operating expenses
General and administrative expenses	$142,719	$173,452	$275,382	$276,938
	$142,719	$173,452	$275,382	$276,938
Loss from operations	$(128,759)	$166,876	$(243,927)	$79,856
Other income (expense)
Interest income	$10	$4	$21	$11
Other income (expense)	1,929	(1)	3,381	8,806
Transaction gain (loss)	(42,783)	(13,375)	(62,812)	(16,203)
Interest expense	(2,430)	(3,240)	(2,430)	(9,100)
	$(43,274)	$(16,612)	$(61,840)	$(16,486)
Loss before income tax expense and noncontrolling interest	$(172,033)	$150,264	$(305,767)	$63,370
Net loss	$(172,033)	$150,264	$(305,767)	$63,370
Net loss (income) attributable to noncontrolling interest	10,992	(21,877)	19,421	(14,360)
Net loss attributable to China Longyi	$(161,041)	$128,387	$(286,346)	$49,010

Basic and diluted loss per share	$(0)	$0	$(0)	$0
Weighted average number of shares outstanding-basic and diluted	$77,655,862	$77,655,862	$77,655,862	$77,655,862
Comprehensive income (loss)
Net loss	$(172,033)	$150,264	$(305,767)	$63,370
Foreign currency translation adjustment	$29,226	$28,978	$46,508	$27,472
Comprehensive income (loss)	$(142,807)	$179,242	$(259,259)	$90,842
Comprehensive income (loss) attributable to noncontrolling interest	$(2,178)	$25,065	$(22,138)	$16,821
Comprehensive income (loss) attributable to China Longyi	$(140,629)	$154,177	$(237,121)	$74,021

See notes to consolidated financial statements

CHINALONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(305,767)	$63,370
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	8,849	11,545
Changes in operating assets and liabilities:
Accounts receivables	20,359	(159,181)
Other receivables	(69,823)	(3,751)
Deposits and prepayment	2,000	(27,132)
Inventory	20,760	1,695
Account payable and accrued liabilites	(1,426)	(3,340)
Other payables	35,613	182,800
Due to related parties	22,142	19,558
Net cash used in operations	(267,293)	85,564

Cash flows from investing activities:
Purchases of property and equipment	(316)	-
Net cash provided by (used in) investing activities	(316)	-

Cash flows from financing activities:
Addition of short term loans	14,554	(30,624)
Proceeds (repayments) from temporary borrowing	65,494	-
Proceeds (repayments) from loans from directors	102,185	(11,901)
Addition of long term debt	31,602	-
Net cash provided by financing activities	213,835	(42,525)
Effect of foreign exchange rate fluctuation	63,784	12,234
Increase(decrease) in cash and cash equivalents	10,010	55,273
Cash and cash equivalents, beginning of period	33,976	29,429
Cash and cash equivalents, end of period	$43,986	$84,702

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During six months ended June 30, 2017, the Company incurred a net loss of $305,767. As at June 30, 2017, the Company has a working capital deficiency of $1,494,611 and accumulated deficit from recurring net losses of $31,125,755 incurred. As at June 30, 2017, the Company has cash and cash equivalents of $43,986. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents as of June 30, 2017 and December 31, 2016 were $43,986 and 33,976.

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

Inventories as of June 30, 2017 were $430,164 and $440,643 in December 31, 2016.

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

The relevant exchange rates are listed below:

	June 30,
	2017		2016
	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.7744	7.8053	6.6312	7.7542

Items in the statements of income and comprehensive income, and the statements of cash flows	6.8709	7.7732	6.5309	7.7738

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts receivable, other receivable, other payable, short term loan, and long term debt. For certain of the Company’s financial instruments, the carrying amounts approximate their fair values due to their short maturities. The long term loan is initially recognized as fair value and subsequently measured at amortized cost adjusted by transaction cost, which are amortized over the expected life of the instrument.

ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 input to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

●	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging. As of June 30, 2017 and 2016, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

The corporate income tax rate applicable to the company is from 15% to 35%. As of June 30, 2017, the Company had a Net Operating Loss of $1,141,441 to be applied against future taxable income within 5 years after the loss was incurred. A full valuation allowance is established against all deferred tax assets relating to NOL carry forwards based on estimates of recoverability. While the Company has optimistic plans for its business, it is determined that such a valuation allowance was necessary given the uncertainty with respect to its ability to generate sufficient profits from its new business model.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share ("EPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

Six months ended June 30,
	2017 (Unaudited)	2016 (Unaudited)
NUMBERATOR FOR BASIC AND DILUTED EPS
Net income (loss) attributable to common stockholders	$ (286,346)	$ 49,010
DENOMINATOR FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	77,655,862	77,655,862
EPS – Basic and diluted	$ (0.0037)	$ 0.0006

There were no potentially dilutive securities outstanding at June 30, 2017 and 2016 as the result would be anti-dilutive.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform to the presentation adopted in the current period.

COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) consists of net income (loss) and foreign currency translation.

RECENTLY ADOPTED ACCOUNTING STANDARDS

There were no new accounting pronouncements that may have material impacts on the Company’s consolidated financial statements, in addition to those disclosed in our audited consolidated financial statements for the year ended December 31, 2016, except for the following:

In July 2015, the FASB amended its guidance related to the measurement of inventory. The amended guidance requires inventory to be measured at the lower of cost and net realizable value and thereby simplifies the current guidance of measuring inventory at the lower of cost or market. The amended guidance is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted the guidance during the second quarter of 2017 and it did not have a material impact on its Consolidated Financial Statements.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2016, the FASB amended its guidance related to the accounting for certain aspects of share-based payments to employees. The amended guidance requires that all tax effects related to share-based payments are recorded at settlement (or expiration) through the income statement, rather than through equity. Cash flows related to excess tax benefits are no longer separately classified as a financing activity apart from other income tax cash flows. The amended guidance also allows for an employer to repurchase additional employee shares for tax withholding purposes without requiring liability accounting and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the Consolidated Statements of Cash Flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted the guidance during the Second quarter of 2017 and it did not have a material impact on its Consolidated Financial Statements.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our audited consolidated financial statements upon adoption.

3.	STOCKHOLDERS' EQUITY DEFICIT

The Company's capital structure as of June 30, 2017and December 31, 2016 was as follows:

Common stock – par value $0.01	Authorized	Issued and outstanding
June 30, 2017	200,000,000	77,655,862
December 31, 2016	200,000,000	77,655,862

As of June 30, 2017, the Company had accumulated deficit of $31,125,755.

4.	INVESTMENTS

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

In May of 2015, we signed an investment agreement with Guizhou Biology Technology Ltd. (“Guizhou”). According to the investment agreement, the Company invested RMB 500,000 ($74,875) to acquire 20% equity interest in of Guizhou. Although we own 20% equity of Guizhou, we do not have significant influence over Guizhou’s operating and financing activities. Therefore, cost method was used to account for this investment.

The amount of investment as of June 30, 2017 and December 31, 2016 was $83,885 and $81,919, respectively.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

5.	INVENTORIES

Inventories at June 30, 2017 and December 31, 2016 consisted of:

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Raw Materials	$47,807	$46,254
Low value consumables	12,985	12,623
Work in progress	213,292	208,292
Finished goods	34,259	83,908
Processing materials	176,110	142,582
Subtotal	484,453	493,659
Less: reserve for obsolescence	54,289	53,016
	$430,164	$440,643

The amount of inventory expensed for the six months ended June 30, 2017 and 2016 were $10,479 and $9,123, respectively.

The amount of inventory expense for three months ended June 30, 2017 and 2016 were $3,472 and $12,843, respectively

6.	ACCOUNT RECEIVABLES

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

The allowance for doubtful accounts recognized as of June 30, 2017 and December 31, 2016 was Nil and Nil, respectively.

Account receivables at June 30, 2017 and December 31, 2016 consisted of:

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Chongqinwuji Limited.	$19,781	$36,327
RuipuRuisen Limited.	7,322	11,503
Tang sanbao	190	186
Bai dachun	2,849	4,844
Others	3,438	97
Total	$33,580	$52,957

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

7.	OTHER RECEIVABLES

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Deposit	$12,099	$11,814
Petty cash	7,161	16,728
Others	109,374	27,919
	$128,634	$56,461

Included in others is a payment of $103,359 for repaying a shareholder for returning her shares to the Company. As of the report date, the shares were still registered under the name of the shareholder. The company has not decided whether to transfer the stocks back to the company or re-sell them to other shareholders. Therefore, such payment was recorded in other receivables.

8.	PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of:

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Transportation equipment	$54,597	$53,317
Furniture and office equipment	63,029	61,239
Production equipment, buildings and improvements	360,732	352,277
Subtotal	478,358	466,833
Less: impairment provision	(45,592)	(44,523)
accumulated depreciation	(327,430)	(310,990)
	105,336	111,320
Construction in progress	178,001	173,829
	$283,337	$285,149

Depreciation expense for six months ended June 30, 2017 and 2016 were $16,440 and $5,062, respectively. The amounts of impairment as of June 30, 2017and December 31, 2016 were $45,592 and $44,523, respectively. There was nil impairment, respectively during the 3months ended June 30, 2017 and 2016.

9.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is a party to or to which any of their property is subject that will have a material adverse effect on the Company’s financial condition.

The Company rents office space from the related company on a month to month basis.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

10.	SHORT-TERM LOAN

During the year of 2015, Shiling Wang provided the company an unsecured loan in an amount of RMB 380,000 ($56,905), and the interest rate of the loan is 25% per annum. As of December 31, 2016, the Company has repaid loan in full.

During the year of 2017, Ran Wang provided the company an unsecured loan in an amount of RMB 100,000 ($14,761), and the interest rate of the loan is 25% per annum.

The principal amount for six months ended June 30, 2017 and the year ended 2016 were $14,761 and $0 respectively, and was recorded on the balance sheet as short-term loan.

11.	OTHER PAYABLES

Other payables as of June 30, 2017and December 31, 2016 consist of the following:

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Xinxiang Tianjieshan Biotechnology Co., Ltd.	$49,963	$56,281
Qingdao Cooperation Win - Win Trading Company	-	15,396
Educational funds	8,092	7,903
Wage payable	119,527	70,069
Project payment	22,142	21,623
Temporary borrowing	66,427	-
Other payable	15,212	8,006
Total	$281,363	$179,278

During the year of 2017, the Company obtained temporary financing from two unrelated individuals for a total of $66,427 to assist the operation of the business. Such temporary borrowing is non-interest bearing, unsecured and has no specified repayment terms.

12.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN

The caption “Due to Related Company” are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company rents office space from the related company.

The related party transactions list:

Related Party Transactions	Due from related parties	Due to related parties	Due to directors
Related parties
2017.6.30 (Unaudited)
Chen Jie			141,418
Li Changde			272,616
Wang Wei			9,146
Li, Hongliang			224,471
Beijing De Reng Sheng Limited		199,243
Shandong Cangshan Duoha Vegetables company		469
SiChuan Longyi Limited		20,046
Liu, Guizhi		238,285
Beijing De Qiu HongLimited		392,159
Wang,jishu		43,064
Total		893,265	647,651
2016.12.31
Chen Jie			128,418
Li Changde			216,755
Wang Wei			9,205
Li, Hongliang			219,209
Beijing De Reng Sheng Limited		194,573
Shandong Cangshan Duoha Vegetables
company		458
SiChuan Longyi Limited		19,576
Liu, Guizhi		216,092
Beijing De QiuHong Limited		382,966
Total	-	813,665	573,587

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

12.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN (Continued)

Related Party Transactions	Rental	Inventories Purchase from related party	Due to directors	Due to related party	Payment for related party
Related parties
2017.1-2017.6 (Unaudited)
Chen Jie			13,000
Li Changde			55,862
Liu, Guizhi	22,142
Wang,jishu				43,064
Total	22,142		68,862	43,064
2016.1-2016.6 (Unaudited)
Li Changde			7,075
Liu, Guizhi	22,620
Wang,jishu
Total	22,620		7,075

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

13.	MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its SOD material from two suppliers which accounted for 100% of our total purchases in 2017. One of the suppliers is Xinxiang Tianjie Mountain Biological Technology Co., Ltd. Another is Guizhou Shengxin Biological Technology Co., Ltd. As of June 30, 2017, other payables due to Xinxiang Tianjie Mountain Biological Technology Co., Ltd. was $ 49,963, which accounts for15% of the total other payables.

The Company had one major customer for six months ended June 30, 2017: Qingdao cooperation win-win Trading Company. The company accounted for 34% ($19,505) of revenue for six months ended June 30, 2017.

14.	LONG-TERM DEBT

	June 30,	December 31,
	2017(Unaudited)	2016(Audited)
Loan bearing interest at 23% effective interest rate per annum (stated interest is 12%), repayable in blended monthly instalments of $1,431 and matures on December 18, 2019. The loan is unsecured.	$32,053	-

Current portion of long term debt	(10,898)	-
Long-term debt	$21,155	-

15.	INCOME TAX

At June 30, 2017 and 2016, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

15.	INCOME TAX (Continued)

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying statements of operations. There was no accrued interest or penalties as of June 30, 2017 and 2016.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company's tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2012 - 2017.

China

Under the Law of People’s Republic of China on Enterprise Income Tax (“EIT Law”), which was effective from January 1, 2008, domestically-owned enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. As of June 30, 2017, the PRC entities had a Net Operating Loss of $1,141,441 to be applied against future taxable income within 5 years after the loss was incurred. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because it is more likely-than-not it will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

	Period Ended June 30,
	2017		2016
Income tax at U.S. statutory rate (34%)	(34%	)	(34%	)
Tax rate difference	8%		8%
Valuation allowance	26%		26%
	0%		0%

16.	SUBSEQUENT EVENT

The management assessed there were no events occurring after balance date as of June 30, 2017 and prior to the time of annual report completion which might affect the financial report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated interim financial statements and the notes thereto.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” relating to the business of China Longyi Group International Holdings Limited and its subsidiary companies. The forward-looking statements include, among others, statements concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on assumptions and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Risks and uncertainties include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any of the factors mentioned in the “Risk Factors” section of the Company’s annual report on Form 10-K filed on April 17, 2017. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future..

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

Second Quarter of 2017 Financial Performance Highlights

The following are some financial highlights for the three months ended June 30, 2017:

•	Revenue: Revenue decrease by $604,365, to $19,980 for the three months ended June 30, 2017, from $624,345 for the same period in 2016.

•	Expense from operations: Expense from operations decreased by $30,733, or 18%, to $142,719 for the three months ended June 30, 2017, from $ 173,452 for the same period in 2016.

•	Net profit: Net profit decreased by $322,297, or 214%, to $(172,033) for the three months ended June 30, 2017, from net profit of $150,264 for the same period in 2016.

•	Fully diluted net income per share: Fully diluted net income per share was $0 for the three months ended June 30, 2017, as compared to $0 for the same period in 2016.

Provision for Income Taxes

•

United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the second quarter of 2017.

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

We incurred no income taxes in either the three months ended June 30, 2017 and 2016.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months ended June 30, 2016

The following table summarizes the results of our operations for the three months ended June 30, 2017 and 2016 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2016 to the same period of 2017.

	Three Months Ended
	June 30,		Increase	% Increase
Item	2017	2016	(Decrease)	(% Decrease)
Revenue	$19,980	$624,345	$(604,365)	(97%	)
Cost of Revenue	6,020	284,017	(277,997)	(98%	)
Gross Profit	13,960	340,328	(326,368)	(96%	)
Operating Expenses	142,719	173,452	(30,733)	(18%	)
Other Income (expense)	(43,274)	(16,612)	(26,662)	(160%	)
Provision for Taxes	-	-	-	-
Net profit (loss) attributable to China Longyi	$(161,041)	$128,387	$(289,428)	(225%	)

Revenues. Our revenues are derived primarily from sales of our SOD products. Our revenues decreased $604,365, to $19,980 for the three months ended June 30, 2017, from $624,345 for the same period in 2016. The decrease in revenues was due to fewer SOD products being sold for the three months ended June 30, 2017 compared with the same period of 2016. We sold limited amount of our SOD products during the three months ended June 30, 2017 to our existing customers due to the change of our sales platform. We expect that our sales will increase in September 2017.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues decreased $277,997, to $6,020 for the three months ended June 30, 2017, from $284,017 during the same period in 2016 because fewer SOD products were sold for the three months ended June 30, 2017 compared with the same period of 2016.

Gross Profit. Our gross profit decreased by $326,368, to $13,960 for the three months ended June 30, 2017 from $340,328 during the same period in 2016. The gross profit decreased mainly due to fewer SOD products being sold for the three months ended June 30, 2017 compared with the same period of 2016.

Operating Expenses. Our total operating expenses for the three months ended June 30, 2017 decreased $30,733, or 18%, to $142,719, from $173,452 for the same period in 2016. This decrease was mainly because we paid less professional fees compared with same period of 2016.

Other Income (expense). Other income was $(43,274) during the three months ended June 30, 2017, a decrease of $26,662 from $(16,612) during the same period in 2016. Such decrease was mainly due to the exchange rate change. As the parent company, we have several subsidiaries which located in Hong Kang and mainland China. There were trade transactions between these subsidiaries. Therefore, the transaction gain (loss) appeared. The change of transaction gain (loss) was effected by the exchange fluctuation. There was exchange gain arise from internal account eliminating between China Longyi and subsidiaries located in Hong Kong.

Net profit attributable to China Longyi. As a result of above facts, our net profit decreased by $289,428, or 225%, to $(161,041) for the three months ended June 30, 2017, from $128,387 of net loss for the same period in 2016.

Six Months Ended June 30, 2017 Compared to Six Months ended June 30, 2016

The following table summarizes the results of our operations for the six months ended June 30, 2017 and 2016 and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2016 to the same period of 2017.

	Six Months Ended
	June 30,		Increase	% Increase
Item	2017	2016	(Decrease)	(% Decrease)
Revenue	$57,257	$640,811	$(583,554)	(91%	)
Cost of Revenue	25,802	284,017	(258,215)	(91%	)
Gross Profit	31,455	356,794	(325,339)	(91%	)
Operating Expenses	275,382	276,938	(1,556)	(1%	)
Other Income (expense)	(61,840)	(16,486)	(45,354)	(275%	)
Provision for Taxes	-	-	-	-
Net profit (loss) attributable to China Longyi	$(286,346)	$49,010	$(335,356)	(684%	)

Revenues. Our revenues decreased $583,554, to $57,257 for the six months ended June 30, 2017, from $640,811 for the same period in 2016. The decrease in revenues was due to fewer SOD products being sold for the six months ended June 30, 2017 compared with the same period of 2016.

Cost of Revenues. Our cost of revenues decreased $258,215, to $25,802 for the six months ended June 30, 2017, from $ 284,017 during the same period in 2016 because fewer SOD products were sold for the six months ended June 30, 2017 compared with the same period of 2016.

Gross Profit. Our gross profit decreased by $325,339, to $31,455 for the six months ended June 30, 2017 from $356,794 during the same period in 2016. The gross profit decreased mainly due to fewer SOD products being sold for the six months ended June 30, 2017 compared with the same period of 2016.

Operating Expenses. Our total operating expenses for the six months ended June 30, 2017 decreased $1,556, or 1%, to $275,382, from $276,938 for the same period in 2016.

Other Income (expense). Other income (expense) was $(61,840) during the six months ended June 30, 2017, a decrease of $45,354 from $ (16,486) during the same period in 2016. Such decrease was mainly due to the exchange rate change.

Net profit attributable to China Longyi. As a result of above facts, our net profit decreased by $335,356, or 684%, to $(286,346) for the six months ended June 30, 2017, from $49,010 of net profit for the same period in 2016.

Liquidity and Capital Resources

We had $43,986 in cash and cash equivalents as of June 30, 2017. As of such date, we also had total current assets of $678,152 and total assets of $1,045,374. We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors, other payables, short-term loan and due to related parties) in the amount of $2,161,866. Long-term loan was $32,052. Our stockholders’ deficit as of June 30, 2017 was $(1,148,544). Since inception, we have accumulated a net loss of $31,125,755.

The following table summarizes the statements of cash flows from the unaudited condensed consolidated interim financial statements for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

	Six Months Ended
	June 30,
	2017	2016
Net Cash Provided By (Used In) Operating Activities	$(267,293)	$85,564
Net Cash Provided By (Used In) Investing Activities	(316)	-
Net Cash Provided By (Used In) Financing Activities	213,834	(42,525)
Effect of foreign exchange rate fluctuation	63,785	12,234
Net increase (decrease) in Cash and Cash Equivalents	10,010	55,273
Cash and Cash Equivalents - Beginning of Period	33,976	29,429
Cash and Cash Equivalents – End of Period	43,986	84,702

Operating Activities

Net cash used in operating activities was $(267,293) for the six-month period ended June 30, 2017 representing a decrease of $352,857 from $ 85,564 of net cash provided by the operating activities for the same period of 2016. The decrease in the cash provided by operating activities was mainly attributable to the change of the amount of net income. We sold less SOD products for the six months ended June 30, 2017compared with the same period of 2016 and the revenue accordingly decreased.

Investing Activities

Net cash used in investing activities for the six-month period ended June 30, 2017 was $316 as compared with $0 of net cash used in investing activities for the same period of 2016.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2017 was $213,834 as compared to $(42,525) provided by financing activities for the same period in 2016. Such change was mainly due to new of short term loan from directors, long term loans and loans without interest, which were $14,554, $31,602 and $107,952, respectively and proceeds loans from directors in an amount of $59,726.

The Company did not have any bank loans as of June 30, 2017.

We expect to generate approximately $0.5 million to $1 million of revenues from the sale of our products during the next 12 months. If our cash on hand and cash flow from operations do not meet our expected capital expenditure and working capital requirements for the next 12 months, we expect that our directors will provide more cash as loans to the company. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

	June 30,				December 31,
	2017		2016		2016
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.7744	7.8053	6.6312	7.7542	6.9370	7.7551

Items in the statements of income and comprehensive income, and the statements of cash flows	6.8709	7.7732	6.5309	7.7738	6.6401	7.7621

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls Over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended June 30, 2017 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: August 18, 2017
By: /s/ Jie Chen
Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: August 18, 2017	By: /s/ Xinmin Pan
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