Form 10-Q
period 2017-09-30
CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LTD
filed 2017-11-28
CIK 1010566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer Smaller reporting company X Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes         No X

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 24, 2017 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	77,655,862

Part I – FINANCIAL INFORMATION

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2017

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2017 (Unaudited)	2016 (Audited)
Current assets
Cash and cash equivalents	$22,076	$33,976
Inventories	442,380	440,643
Account receivables	45,805	52,957
Other receivables	29,578	56,461
Deposits and prepayments	45,336	42,790
Total current assets	585,175	626,827

Investment	85,623	81,919
Property, plant and equipment (net)	285,862	285,149
	$956,660	$993,895

LIABILITIES AND EQUITY
Current liabilities
Short-term loan	$15,067	$-
Accounts payable	45,102	57,694
Accrued liabilities	337,145	315,237
Due to directors	473,545	573,587
Due to related parties	918,338	813,665
Other payables	360,705	122,997
Current portion of long term debt	11,775	-
Total current liabilities	2,161,677	1,883,180

Long-term debt	18,393	-

Equity
Common stock: par value $.01; 200,000,000 shares authorized; 77,655,862 shares issued and outstanding	776,558	776,558
Additional paid-in capital	28,877,540	28,877,540
Accumulated deficit	(31,187,980)	(30,839,409)
Accumulated other comprehensive income	293,200	248,955
Total China Longyi stockholders' equity	(1,240,682)	(936,356)
Noncontrolling interest	17,272	47,071
Total Equity	(1,223,410)	(889,285)
	$956,660	$993,895

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Sales	$54,904	$1,034,223	$112,161	$1,675,034
Cost of sales	$19,681	$528,528	$45,483	$812,545
Gross margin	$35,223	$505,695	$66,678	$862,489
Operating expenses
General and administrative expenses	$91,250	$301,162	$366,632	$578,100
	$91,250	$301,162	$366,632	$578,100
Loss from operations	$(56,027)	$204,533	$(299,954)	$284,389
Other income (expense)
Interest income	$20	$87	$41	$98
Other income (expense)	$(88)	$36,981	$3,293	$45,787
Transaction gain (loss)	$(8,556)	$210	$(71,368)	$(15,993)
Interest expense	$(2,739)	$154	$(5,169)	$(8,946)
	$(11,363)	$37,432	$(73,203)	$20,946
Loss before income tax expense and noncontrolling interest	$(67,390)	$241,965	$(373,157)	$305,335
Net loss	$(67,390)	$241,965	$(373,157)	$305,335
Less: Net loss (income) attributable to noncontrolling interest	$5,165	$(25,272)	$24,586	$(39,632)
Net loss attributable to China Longyi	$(62,225)	$216,693	$(348,571)	$265,703

Basic and diluted loss per share	$(0)	$0	$(0)	$0
Weighted average number of shares outstanding-basic and diluted	$77,655,862	$77,655,862	$77,655,862	$77,655,862
Comprehensive income (loss)
Net loss	$(67,390)	$241,965	$(373,157)	$305,335
Foreign currency translation adjustment	$(7,475)	$(1,144)	$39,033	$26,328
Comprehensive income (loss)	$(74,865)	$240,821	$(334,124)	$331,663
Comprehensive income (loss) attributable to nontrolling interest	$(2,495)	$493	$(29,798)	$42,586
Comprehensive income (loss) attributable to China Longyi	$(72,370)	$240,328	$(304,326)	$289,077

See notes to consolidated financial statements

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(373,157)	$305,335
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation and amortization	12,201	22,869
Changes in operating assets and liabilities:
Accounts receivables	9,314	(173,029)
Other receivables	28,717	(52,846)
Due from related parties	-	(8,225)
Deposits and prepayment	(596)	(90,864)
Inventory	17,744	16,326
Account payable and accrued liabilites	42,560	56,047
Other payables	71,095	144,565
Due to related parties	33,901	(17,375)
Net cash used in operations	(158,221)	202,803

Cash flows from investing activities:
Purchases of property and equipment	(319)	(6,335)
Net cash provided by (used in) investing activities	(319)	(6,335)

Cash flows from financing activities:
Addition of short term loans	14,699	(57,788)
Proceeds (repayments) from temporary borrowing	110,244	-
Proceeds (repayments) from loans from directors	(79,842)	(23,886)
Addition of long term debt	29,432	-
Net cash provided by financing activities	74,533	(81,674)
Effect of foreign exchange rate fluctuation	72,107	8,690
Increase (decrease) in cash and cash equivalents	(11,900)	123,484
Cash and cash equivalents, beginning of period	33,976	29,429
Cash and cash equivalents, end of period	$22,076	$152,913

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During nine months ended September 30, 2017, the Company incurred a net loss of $373,157. As at September 30, 2017, the Company has a working capital deficiency of $1,576,501 and accumulated deficit from recurring net losses of $31,187,980 incurred. As at September 30, 2017, the Company has cash and cash equivalents of $22,076. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents as of September 30, 2017 and December 31, 2016 were $22,076 and 33,976.

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

Inventories as of September 30, 2017 were $442,380 and $440,643 in December 31, 2016.

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

The relevant exchange rates are listed below:

	September 30,
	2017		2016
	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.6369	7.8112	6,6778	7.7561

Items in the statements of income and comprehensive income, and the statements of cash flows	6.8031	7.7866	6.5757	7.7636

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

ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

[ ]	Level 1 input to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

[ ]

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

[ ]	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging. As of September 30, 2017 and 2016, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

The corporate income tax rate applicable to the company is from 15% to 35%. As of September, 2017, the Company had a Net Operating Loss of $1,328,971to be applied against future taxable income within 5 years after the loss was incurred. A full valuation allowance is established against all deferred tax assets relating to NOL carry forwards based on estimates of recoverability. While the Company has optimistic plans for its business, it is determined that such a valuation allowance was necessary given the uncertainty with respect to its ability to generate sufficient profits from its new business model.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share ("EPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

	Nine months ended September 30,
	2017	2016
(Unaudited)	(Unaudited)
NUMBERATOR FOR BASIC AND DILUTED EPS
Net income (loss) attributable to common stockholders	$ (348,571)	$ 265,703
DENOMINATOR FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	77,655,862	77,655,862
EPS – Basic and diluted	$ (0.0045)	$ 0.0034

There were no potentially dilutive securities outstanding at September 30, 2017 and 2016 as the result would be anti-dilutive.

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

3.	STOCKHOLDERS' EQUITY DEFICIT

The Company's capital structure as of September 30, 2017and December 31, 2016 was as follows:

Common stock – par value $0.01	Authorized	Issued and outstanding
September 30, 2017	200,000,000	77,655,862
December 31, 2016	200,000,000	77,655,862

As of September 30, 2017, the Company had accumulated deficit of $31,187,980.

4.	INVESTMENTS

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

The amount of investment as of September 30, 2017 and December 31, 2016 was $85,623 and $81,919, respectively.

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

5.	INVENTORIES

Inventories at September 30, 2017 and December 31, 2016 consisted of:

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Raw Materials	$48,798	$46,254
Low value consumables	13,254	12,623
Work in progress	217,711	208,292
Finished goods	45,198	83,908
Processing materials	172,833	142,582
Subtotal	497,794	493,659
Less: reserve for obsolescence	55,414	53,016
	$442,380	$440,643

The amount of inventory expensed for the nine months ended September 30, 2017 and 2016 were $34,704 and $16,326, respectively.

The amount of inventory expense for three months ended September 30, 2017 and 2016 were $13,737 and $14,642, respectively

6.	ACCOUNT RECEIVABLES

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

The allowance for doubtful accounts recognized as of September 30, 2017 and December 31, 2016 was Nil and Nil, respectively.

Account receivables at September 30, 2017 and December 31, 2016 consisted of:

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Chongqinwuji Limited.	$17,930	$36,327
RuipuRuisen Limited.	7,473	11,503
Tang sanbao	194	186
Bai dachun	3,179	4,844
Others	17,028	97
Total	$45,805	$52,957

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

7.	OTHER RECEIVABLES

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Deposit	$12,349	$11,814
Petty cash	13,146	16,728
Others	4,083	27,919
	$29,578	$56,461

8.	PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of:

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Transportation equipment	$55,728	$53,317
Furniture and office equipment	64,335	61,239
Production equipment, buildings and improvements	368,206	352,277
Subtotal	488,269	466,833
Less: impairment provision	(46,537)	(44,523)
accumulated depreciation	(337,559)	(310,990)
	104,173	111,320
Construction in progress	181,689	173,829
	$285,862	$285,149

Depreciation expense for nine months ended September 30, 2017 and 2016 were $12,201 and $22,869, respectively. Depreciation expense for three months ended September 30, 2017 and 2016 were $3,263 and $11,403, respectively. The amounts of impairment as of September 30, 2017 and December 31, 2016 were $46,537and $44,523, respectively.

There was nil impairment, respectively during the 3 months ended September 30, 2017 and 2016.

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

During the year of 2017, Ran Wang provided the company an unsecured loan in an amount of RMB 100,000 ($15,067), and the interest rate of the loan is 25% per annum.

The principal amount for nine months ended September 30, 2017 and the year ended 2016 were $15,067 and $0 respectively, and was recorded on the balance sheet as short-term loan.

11.	OTHER PAYABLES

Other payables as of September 30, 2017and December 31, 2016 consist of the following:

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
AFC-Zhangjiaofei	52,555	-
AFC-Shanghai Beiyi Network Technology Co., Ltd	4,473	-
Qingdao Cooperation Win - Win Trading Company	-	15,396
Educational funds	8,260	7,903
Wage payable	140,129	70,069
Project payment	22,601	21,623
Temporary borrowing	113,005	-
Other payable	19,682	8,006
Total	$360,705	$122,997

During the year of 2017, the Company obtained temporary financing from two unrelated individuals for a total of $113,005 to assist the operation of the business. Such temporary borrowing is non-interest bearing, unsecured and has no specified repayment terms.

During the third financial quarter of 2017, there were two unearned revenues or advance came from Zhangjiaofei and Shanghai Beiyi Network Technology Co., Ltd.

12.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN

The caption “Due to Related Company” are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company rents office space from the related company.

The related party transactions list:

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

12.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN (Continued)

Related Party Transactions	Due from related parties	Due to related parties	Due to directors
Related parties
2017.9.30 (Unaudited)
Chen Jie			133,028
Li Changde			102,257
Wang Wei			9,139
Li, Hongliang			229,121
Beijing De Reng Sheng Limited		203,371
Shandong Cangshan Duoha Vegetables company		479
SiChuan Longyi Limited		20,461
Liu, Guizhi		250,090
Beijing De Qiu HongLimited		400,283
Wang,jishu		43,654
Total	-	918,338	473,545
2016.12.31
Chen Jie			128,418
Li Changde			216,755
Wang Wei			9,205
Li, Hongliang			219,209
Beijing De Reng Sheng Limited		194,573
Shandong Cangshan Duoha Vegetables company		458
SiChuan Longyi Limited		19,576
Liu, Guizhi		216,092
Beijing De QiuHong Limited		382,966
Wang,jishu
Total	-	813,665	573,587

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

12.	RELATED PARTY TRANSACTIONS AND STOCKHOLDER’S LOAN (Continued)

Related Party Transactions	Rental	Inventories Purchase from related party	Due to directors	Due to related party	Payment for related party
Related parties
2017.1-2017.9 (Unaudited)
Chen Jie			4,610
Li Changde					114,498
Liu, Guizhi	33,901
Wang,jishu				43,654
Total	33,901		4,610	43,654	114,498
2016.1-2016.9 (Unaudited)
Li Changde			5,347
Liu, Guizhi	33,694
Wang,jishu
Total	33,694		5,347

13.	MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its SOD material from two suppliers which accounted for 100% of our total purchases in 2017. One of the suppliers is Xinxiang Tianjie Mountain Biological Technology Co., Ltd. Another is Guizhou Shengxin Biological Technology Co., Ltd. As of September 30, 2017, other payables due to Xinxiang Tianjie Mountain Biological Technology Co., Ltd. was $ 45,102, which accounts for11% of the total other payables.

The Company had two major customer for nine months ended September 30, 2017: Qingdao cooperation win-win Trading Company and Sichuan Baishengguo Biological Technology Co., Ltd. These companies accounted for 40% of revenue for nine months ended September 30, 2017.

14.	LONG-TERM LOAN

	September 30,	December 31,
	2017(Unaudited)	2016(Audited)
Loan bearing interest at 23% effective interest rate per annum (stated interest is 12%), repayable in blended monthly instalments of $1,431 and matures on December 18, 2019. The loan is unsecured.	$30,168	-

Current portion of long term debt	(11,775)	-
Total	$18,393	-

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
Notes to consolidated financial statements

15.	INCOME TAX

At September 30, 2017 and 2016, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

15.	INCOME TAX (Continued)

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying statements of operations. There was no accrued interest or penalties as of September 30, 2017 and 2016.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company's tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2012 - 2017.

China

Under the Law of People’s Republic of China on Enterprise Income Tax (“EIT Law”), which was effective from January 1, 2008, domestically-owned enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. As of September 30, 2017, the PRC entities had a Net Operating Loss of $1,328,971 to be applied against future taxable income within 5 years after the loss was incurred. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because it is more likely-than-not it will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant.

	Period Ended September 30,
	2017		2016
Income tax at U.S. statutory rate (34%)	(34%	)	(34%	)
Tax rate difference	8%		8%
Valuation allowance	26%		26%
	0%		0%

16.	SUBSEQUENT EVENT

The management assessed there were no events occurring after balance date as of September 30, 2017 and prior to the time of annual report completion which might affect the financial report.

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

Third Quarter of 2017 Financial Performance Highlights

The following are some financial highlights for the three months ended September 30, 2017:

•	Revenue: Revenue decrease $979,319, to $54,904 for the three months ended September 30, 2017, from $1,034,223 for the same period in 2016.

•	Expense from operations: Expense from operations decreased $209,912, or 70%, to $91,250 for the three months ended September 30, 2017, from $301,162 for the same period in 2016.

•	Net profit: Net profit decreased $278,918, or 129%, to $(62,225) for the three months ended September 30, 2017, from net profit of $216,693 for the same period in 2016.

•	Fully diluted Earnings (loss) per share: Fully diluted Earnings (loss) per share were $0 for the three months ended September 30, 2017, as compared to $0 for the same period in 2016.

Provision for Income Taxes

•

United States: China Longyi Group International Holding Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Longyi Group International Holding Limited had no income subject to United States taxation in the third quarter of 2017.

•

British Virgin Islands:Our wholly owned subsidiary Top Team Holdings Limited was incorporated in the British Virgin Islands, or the BVI, and, under the current laws of the BVI, is not subject to income taxes.

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

We incurred no income taxes in either the three months ended September 30, 2017and 2016.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months ended September 30, 2016

The following table summarizes the results of our operations for the three months ended September 30, 2017and 2016 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2016 to the same period of 2017.

	Three Months Ended
	September 30,		Increase	% Increase
Item	2017	2016	(Decrease)	(% Decrease)
Revenue	$54,904	$1,034,223	$(979,319)	(95%	)
Cost of Revenue	19,681	528,528	(508,847)	(96%	)
Gross Profit	35,223	505,695	(470,472)	(93%	)
Operating Expenses	91,250	301,162	(209,912)	(70%	)
Other Income (expense)	(11,363)	37,431	(48,794)	(130%	)
Provision for Taxes	-	-	-	-
Net profit (loss) attributable to China Longyi	$(62,225)	$216,693	$(278,918)	(129%	)

Revenues. Our revenues are derived primarily from sales of our SOD products. Our revenues decreased $(979,319), to $54,904 for the three months ended September 30, 2017, from $1,034,223 for the same period in 2016. The decrease in revenues was due to fewer SOD products being sold for the three months ended September 30, 2017 compared with the same period of 2016. We sold limited amount of our SOD products during the three months ended September 30, 2017 to our existing customers due to the change of our sales platform. We expect that our sales will increase in the last financial quarter of 2017.

Cost of Revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenues decreased $508,846, to $19,681 for the three months ended September 30, 2017, from $528,528 during the same period in 2016 because fewer SOD products were sold for the three months ended September 30, 2017 compared with the same period of 2016.

Gross Profit. Our gross profit decreased by $470,472, to $35,223for the three months ended September 30, 2017 from $505,695 during the same period in 2016. The gross profit decreased mainly due to fewer SOD products being sold for the three months ended September 30, 2017 compared with the same period of 2016.

Operating Expenses. Our total operating expenses for the three months ended September 30, 2017 decreased $209,912, or 70%, to $91,250, from $301,162 for the same period in 2016. This decrease was mainly because we paid $60,830 to R&D center as research and development expenses in 2016.

Other Income (expense).Other income was $(11,363) during the three months ended September 30, 2017, and decrease of $48,794 from $37,431during the same period in 2016. Such decrease was mainly due to the exchange rate change and a debt forgiven by a shareholder in 2016. As the parent company, we have several subsidiaries located in Hong Kang and mainland China. There were trade transactions between these subsidiaries, which resulted in the transaction gain (loss). The change of transaction gain (loss) was effected by the exchange rate fluctuation. There were exchange gains that came from internal account eliminating between China Longyi and subsidiaries located in Hong Kong.

Net profit attributable to China Longyi. As a result of above facts, our net profit decreased by $278,918, or 129%, to $(62,225) for the three months ended September 30, 2017, from $216,693 of net profit (loss) for the same period in 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months ended September 30, 2016

The following table summarizes the results of our operations for the nine months ended September 30, 2017 and 2016 and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2016 to the same period of 2017.

	Nine Months Ended
	September 30,		Increase	% Increase
Item	2017	2016	(Decrease)	(% Decrease)
Revenue	$112,161	$1,675,034	$(1,562,873)	(93%	)
Cost of Revenue	45,483	812,545	(767,062)	(94%	)
Gross Profit	66,678	862,489	(795,811)	(92%	)
Operating Expenses	366,632	578,100	(211,468)	(37%	)
Other Income (expense)	(73,203)	20,945	(94,148)	(450%	)
Provision for Taxes		-	-	-
Net profit (loss) attributable to China Longyi	$(348,571)	$265,703	$(614,274)	(231%	)

Revenues. Our revenues decreased $1,562,873, to $112,161for the nine months ended September 30, 2017, from $1,675,034for the same period in 2016. The decrease in revenues was due to fewer SOD products being sold for the nine months ended September 30, 2017compared with the same period of 2016.

Cost of Revenues. Our cost of revenues decreased $767,062, to $45,483for the nine months ended September 30, 2017, from $812,545during the same period in 2016 because fewer SOD products were sold for the nine months ended September 30, 2017compared with the same period of 2016.

Gross Profit. Our gross profit decreased by $795,811, to $66,678 for the nine months ended September 30, 2017 from $862,489 during the same period in 2016.The gross profit decreased mainly due to fewer SOD products being sold for the nine months ended September 30, 2017 compared with the same period of 2016.

Operating Expenses. Our total operating expenses for the nine months ended September 30, 2017decreased $211,468, or 36.58%, to $366,632, from $578,100 for the same period in 2016. This decrease was mainly because we paid less professional fee compared with same period of 2016.

Other Income (expense).Other income was $(73,203) during the nine months ended September 30, 2017, a decrease of $94,148 from $20,945 during the same period in 2016. Such decrease was mainly due to the exchange rate change and a debt forgiven by a shareholder in 2016.

Net profit attributable to China Longyi. As a result of above facts, our net profit decreased by $614,274, or 231.19%, to $(348,571) for the nine months ended September 30, 2017, from $265,703of net profit for the same period in 2016.

Liquidity and Capital Resources

We had $22,076 in cash and cash equivalents as of September 30, 2017. As of such date, we also had total current assets of $585,175 and total assets of $956,660.We had total current liabilities (consisting of accounts payable, accrued liabilities, due to directors, other payables, short-term loan and due to related parties and current portion of long term debt) in the amount of $2,161,677.Our stockholders’ deficit as of September 30, 2017 was $(1,240,682).Since inception, we have accumulated a net loss of $(31,187,980).

The following table summarizes the statements of cash flows from the unaudited condensed consolidated interim financial statements for the nine months ended September nine30, 2017compared to the nine months ended September 30, 2016:

	Nine Months Ended
	September 30,
	2017	2016
Net Cash Provided By (Used In) Operating Activities	$(158,221)	$202,802
Net Cash Provided By (Used In) Investing Activities	(319)	(6,335)
Net Cash Provided By (Used In) Financing Activities	74,533	(81,674)
Effect of foreign exchange rate fluctuation	72,107	8,690
Net increase (decrease) in Cash and Cash Equivalents	(11,900)	123,483
Cash and Cash Equivalents - Beginning of Period	33,976	29,429
Cash and Cash Equivalents – End of Period	22,076	152,912

Operating Activities

Net cash provided by operating activities was $(158,221) for the nine-month period ended September 30, 2017 representing a decrease of $361,024 from $202,802 of net cash provided by the operating activities for the same period of 2016. The decrease in the cash provided by operating activities was mainly attributable to the change of the amount of net income. We sold fewer SOD products for the nine months ended September 30, 2017compared with the same period of 2016 and the revenue accordingly decreased.

Investing Activities

Net cash used in investing activities for the nine-month period ended September 30, 2017 was $319 as compared with $6,335 of net cash used in investing activities for the same period of 2016.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2017was $74,533 as compared to $(81,674) used in financing activities for the same period in 2016. Such change was mainly due to a new short term loan of $14,699 borrowed from a director, a temporary borrowing of $110,244 from two unrelated individuals, a repayment of loans of $79,842 to directors and a long term loan in an amount of $29,432.

The Company did not have any bank loans as of September 30, 2017.

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

	September 30,				December 31,
	2017		2016		2016
	RMB	HK$	RMB	HK$	RMB	HK$
Balance sheet items, except for equity accounts	6.6369	7.8112	6.6778	7.7561	6.9370	7.7551

Items in the statements of income and comprehensive income, and the statements of cash flows	6.8031	7.7866	6.5757	7.7636	6.6401	7.7621

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures’

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Jie Chen and Mr. Xinmin Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Jie Chen and Mr. Xinmin Pan concluded that as of September 30, 2017, our disclosure controls and procedures were effective.

Internal Controls Over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended September 30, 2017 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

CHINA LONGYI GROUP INTERNATIONAL HOLDINGS LIMITED
DATED: November 28, 2017
By: /s/ Jie Chen

Jie Chen
Chief Executive Officer
(Principal Executive Officer)

DATED: November 28, 2017	By: /s/ Xinmin Pan

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